Form 10-Q
period 2007-06-30
Spectra Energy Partners, LP
filed 2007-08-14
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-33556

SPECTRA ENERGY PARTNERS, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-2232463
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
5400 Westheimer Court
Houston, Texas 77056
(Address of principal executive offices, including zip code)
713-627-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
There were 44,636,591 Common Units, 21,638,730 Subordinated Units and 1,352,421 General Partner Units outstanding as of August 3, 2007

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
JUNE 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
     This document includes forward-looking statements that are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•	state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates;

•	general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	the results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission and storage facilities;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets and equity markets during the periods covered by the forward-looking statements; and

•	the ability to successfully complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture.
     In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Spectra Energy Partners, LP has described. Spectra Energy Partners, LP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPECTRA ENERGY PARTNERS PREDECESSOR
COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Transportation of natural gas	$23,614	$18,390	$48,564	$39,382
Storage of liquefied natural gas and other	(3)	2	1,480	1,231

Total operating revenues	23,611	18,392	50,044	40,613

Operating Expenses
Operating, maintenance and other	(144)	(4,530)	6,761	5,956
Depreciation and amortization	4,995	4,745	9,964	9,499
Property and other taxes	1,081	(484)	954	1,123

Total operating expenses	5,932	(269)	17,679	16,578

Operating Income	17,679	18,661	32,365	24,035

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	11,650	10,981	23,035	18,040
Other income and expenses, net	235	331	247	666

Total other income and expenses	11,885	11,312	23,282	18,706

Interest Income	11	6	20	10
Interest Expense	2,128	2,065	4,284	4,132

Earnings Before Income Taxes	27,447	27,914	51,383	38,619
Income Tax Expense	5,858	6,142	10,591	7,354

Net Income	$21,589	$21,772	$40,792	$31,265

See Notes to Combined Financial Statements

SPECTRA ENERGY PARTNERS PREDECESSOR
COMBINED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
ASSETS

Current Assets
Receivables	$14,510	$16,790
Taxes receivable	1,052	1,488
Inventory	1,270	2,460
Other	2,301	38

Total current assets	19,133	20,776

Investments and Other Assets
Investments in unconsolidated affiliates	462,477	442,793
Goodwill	118,293	118,293

Total investments and other assets	580,770	561,086

Property, Plant and Equipment
Cost	807,502	800,053
Less accumulated depreciation and amortization	115,664	108,233

Net property, plant and equipment	691,838	691,820

Regulatory Assets and Deferred Debits	10,725	10,900

Total Assets	$1,302,466	$1,284,582

See Notes to Combined Financial Statements

SPECTRA ENERGY PARTNERS PREDECESSOR
COMBINED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2007	2006
LIABILITIES AND PARENT NET EQUITY

Current Liabilities
Accounts payable	$1,860	$2,237
Taxes accrued	10,682	6,756
Interest accrued	357	357
Accrued liabilities	4,021	8,917
Natural gas imbalance payables	607	4,470
Other	5,182	2,810

Total current liabilities	22,709	25,547

Long-term Debt	150,000	150,000

Deferred Credits and Other Liabilities
Deferred income taxes	118,674	113,011
Other	1,935	6,899

Total deferred credits and other liabilities	120,609	119,910

Commitments and Contingencies

Parent Net Equity
Parent net investment	1,005,515	985,333
Accumulated other comprehensive income	3,633	3,792

Total parent net equity	1,009,148	989,125

Total Liabilities and Parent Net Equity	$1,302,466	$1,284,582

See Notes to Combined Financial Statements

SPECTRA ENERGY PARTNERS PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months
	Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,792	$31,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,964	9,499
Equity in earnings of unconsolidated affiliates	(23,035)	(18,040)
Distributions received from equity investments	3,675	5,635
Deferred income taxes	5,726	10,343
Other	(2,918)	(9,762)

Net cash provided by operating activities	34,204	28,940

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,100)	(31,418)
Investment expenditures	(838)	—
Other	(11)	157

Net cash used in investing activities	(13,949)	(31,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s dividends	(12,500)	—
Transfers from (to) parent, net	(7,755)	2,321

Net cash provided by (used in) financing activities	(20,255)	2,321

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See Notes to Combined Financial Statements

SPECTRA ENERGY PARTNERS PREDECESSOR
COMBINED STATEMENTS OF PARENT NET EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

		Accumulated
		Other
	Parent Net	Comprehensive
	Investment	Income (Loss)	Total
Balance at December 31, 2006	$985,333	$3,792	$989,125

Net income	40,792	—	40,792
Reclassification into earnings from cash flow hedges	—	(159)	(159)

Total comprehensive income			40,633
Member’s dividends	(12,500)	—	(12,500)
Transfers to affiliate	(355)	—	(355)
Transfers to parent, net	(7,755)	—	(7,755)

Balance at June 30, 2007	$1,005,515	$3,633	$1,009,148

Balance at December 31, 2005	$891,586	$4,110	$895,696

Net income	31,265	—	31,265
Reclassification into earnings from cash flow hedges	—	(159)	(159)

Total comprehensive income			31,106
Transfers from affiliate	8,506	—	8,506
Transfers from parent, net	2,321	—	2,321

Balance at June 30, 2006	$933,678	$3,951	$937,629

See Notes to Combined Financial Statements

SPECTRA ENERGY PARTNERS PREDECESSOR
Notes to Combined Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
     Spectra Energy Partners, LP (the Company) is a Delaware master limited partnership formed on March 19, 2007 to own certain of the assets of Spectra Energy Corp (Spectra Energy). Through its operating units, the Company is engaged in the transportation of natural gas through interstate pipeline systems that serve the southeastern United States, and the storage of natural gas in underground facilities that are located in southeast Texas and in south central Louisiana.
     At June 30, 2007, Spectra Energy indirectly owned 100% of the Company. On July 2, 2007, the Company completed its initial public offering (IPO). Also, on July 2, 2007, prior to the closing of the IPO, Spectra Energy contributed to the Company 100% of the ownership of East Tennessee Natural Gas LLC (East Tennessee), 50% of the ownership of Market Hub Partners Holding, LLC (Market Hub), and a 24.5% interest in Gulfstream Natural Gas System, LLC (Gulfstream).
     The combined financial statements of Spectra Energy Partners Predecessor included in this report reflect the predecessor financial statements which are based on Spectra Energy’s historical ownership percentages of the operations that were contributed to the Company. The Company accounts for investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where the Company has the ability to exercise significant influence, under the equity method. Accordingly, the combined historical financial statements for the Company reflect the inclusion of East Tennessee, and investments in Market Hub and Gulfstream using the equity method of accounting. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Company’s results of operations and financial position. Amounts reported in the Combined Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
     These combined financial statements have been prepared from the separate records maintained by East Tennessee, Market Hub and Gulfstream and may not necessarily be indicative of the actual results of operations that might have occurred if the Company had been operated separately during those periods. The effects of the IPO, related equity transfers and debt transactions occurring in July 2007 are not included in these combined financial statements. Because a direct ownership relationship did not exist among the entities comprising the Company, the net investment in the Company is shown as Parent Net Investment in lieu of owner’s equity in the combined financial statements.
     See Note 9 for further discussion regarding the completion of the Company’s IPO. These financial statements should be read in conjunction with the Spectra Energy Partners Predecessor financial statements included in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC) on June 26, 2007.
     Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Combined Financial Statements and Notes to Combined Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.
     Income Taxes. The Company’s East Tennessee operations are subject to corporate income tax under tax sharing agreements with Spectra Energy in 2007 and Duke Energy Corporation (Duke Energy) in 2006. Income taxes have been provided by the Company on the basis of its separate company income and deductions related to East Tennessee in accordance with established practices of Spectra Energy in 2007 and of Duke Energy in 2006.
     Market Hub and Gulfstream are not subject to income tax, but rather the taxable income or loss of these entities is reported on the respective income tax returns of the respective members. Accordingly, there is no tax provision related to those entities in these combined financial statements.

2. Transactions with Affiliates
     In the normal course of business, the Company provides natural gas transportation, storage and other services to Spectra Energy and its affiliates. In addition, the Company engages in other transactions with affiliates, including reimbursement of costs incurred on behalf of the Company and allocations from affiliates for various corporate services including legal, accounting, treasury, information technology and human resources. Affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company’s percentage of assets, employees, earnings or other measures, as compared to other affiliates. Management believes the allocation methodologies are reasonable.
     Transactions with affiliates are summarized in the tables below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Combined Statements of Operations	2007	2006	2007	2006
	(In thousands)
Operating, maintenance and other	$1,460	$1,413	$2,664	$3,406

	June 30,	December 31,
Combined Balance Sheets	2007	2006
	(In thousands)
Natural gas imbalance receivable	$3,608	$4,615
Taxes receivable	1,052	1,488
Prepaid insurance	718	—
Accounts payable	418	2,115
Natural gas imbalance payable	607	3,367
Taxes accrued	8,119	3,337
     In March 2006, Spectra Energy Gas Services (SEGS), formerly Duke Energy Gas Services, an affiliated company, contributed to East Tennessee approximately 34 miles of 10-inch diameter pipeline running from Lee County, Virginia to an interconnection with the Company’s Hawkins County Lateral in Rogersville, Tennessee at net book value of approximately $8,506 thousand by a non-cash, equity transfer between the affiliated companies. Associated deferred taxes of $2,958 thousand related to such assets were transferred to the Company from SEGS. These assets were part of SEGS’ Stone Mountain system. The remaining Stone Mountain system assets were sold by SEGS to an unrelated third party.
3. Business Segments
     The Company’s operations are organized into one business segment: East Tennessee. The Company’s business segment is considered the sole reportable segment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     East Tennessee provides interstate transportation of natural gas and the storage and redelivery of liquefied natural gas (LNG) for customers in the southeastern United States. These operations are primarily subject to the Federal Energy Regulatory Commission (FERC) and the U.S. Department of Transportation’s (DOT) rules and regulations.
     The remainder of the Company’s operations is presented as “Other.” While it is not considered a business segment, Other primarily includes the Company’s equity investments in Gulfstream and Market Hub, and certain unallocated corporate costs.
     Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in Southeast Texas and South Central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of FERC, the Texas Railroad Commission and DOT. Gulfstream provides interstate natural gas pipeline transportation for customers in central and southern Florida. Gulfstream’s operations are subject to the rules and regulations of FERC and DOT.

     Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes.
Business Segment Data

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Revenues
East Tennessee	$23,611	$18,392	$50,044	$40,613

Total reportable segment	23,611	18,392	50,044	40,613
Other	—	—	—	—

Total operating revenues	$23,611	$18,392	$50,044	$40,613

Segment EBIT
East Tennessee	$17,925	$18,998	$32,632	$24,711

Total reportable segment EBIT	17,925	18,998	32,632	24,711
Other	11,650	10,981	23,035	18,040

Total reportable segment and other EBIT	29,575	29,979	55,667	42,751
Interest expense	2,128	2,065	4,284	4,132

Earnings before income taxes	$27,447	$27,914	$51,383	$38,619

	June 30,	December 31,
	2007	2006
	(In thousands)
Segment Assets
East Tennessee	$839,989	$841,789

Total reportable segment	839,989	841,789
Other	462,477	442,793

Total assets	$1,302,466	$1,284,582

4. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$21,589	$21,772	$40,792	$31,265
Reclassification into earnings from cash flow hedges (a)	(80)	(80)	(159)	(159)

Total comprehensive income	$21,509	$21,692	$40,633	$31,106

(a)	Net of $29 thousand income tax expense for each of the three-month periods ended June 30, 2007 and 2006, and $57 thousand for each of the six-month periods ended June 30, 2007 and 2006.
5. Investments in Unconsolidated Affiliates and Related Transactions
     The Company’s investments in unconsolidated affiliates currently consist of its 50% interest in Market Hub and its 24.5% interest in Gulfstream. Periodically, the Company receives distributions from these unconsolidated affiliates. The Company received distributions from Gulfstream of $3,675 thousand in the six months ended June 30, 2007 and $5,635 thousand during the same period in 2006. No distributions from Market Hub were received in the six months ended June 30, 2007 or 2006.
Investments in Unconsolidated Affiliates

	June 30,	December 31,
	2007	2006
	(In thousands)
Gulfstream	$191,830	$186,354
Market Hub	270,647	256,439

Total assets	$462,477	$442,793

Equity in Earnings of Unconsolidated Affiliates

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Gulfstream	$4,284	$4,745	$8,472	$7,076
Market Hub	7,366	6,236	14,563	10,964

Total	$11,650	$10,981	$23,035	$18,040

Summarized Financial Information of Unconsolidated Affiliates
(Presented at the 100% Ownership Level)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Gulfstream	2007	2006	2007	2006
	(In thousands)
Operating Revenues	$46,197	$48,179	$84,167	$87,378
Operating Expenses	17,347	15,935	26,592	33,372

Net Income	$17,452	$19,545	$34,546	$29,040

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Market Hub	2007	2006	2007	2006
	(in thousands)
Operating Revenues	$23,516	$19,730	$44,333	$36,361
Operating Expenses	7,895	6,757	13,336	13,900
Net Income	14,610	12,472	29,125	21,929
6. Debt
     Long-term Debt. Long-term debt consists of East Tennessee’s 5.71% notes payable totaling $150 million as of June 30, 2007 and December 31, 2006, due in one installment in 2012.
     Restrictive Debt Covenants. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require the Company to immediately pay down the outstanding balance. The covenant calculations are performed by the Company on a quarterly basis to establish that they are in compliance with the covenants. As of June 30, 2007, the Company was in compliance with those covenants. In addition, the debt agreement may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.
     New Credit Facility. See Note 9 for discussion regarding a $500 million credit facility entered into in connection with the closing of the Company’s IPO on July 2, 2007.
7. Commitments and Contingencies
     Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Management believes there are no matters outstanding that will have a material adverse effect on the Company’s combined results of operations, financial position or cash flows.
     Litigation and Legal Proceedings. The Company is involved in legal, tax and regulatory proceedings in various forums, including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which involve substantial monetary amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on the Company’s combined results of operations, financial position or cash flows.
8. New Accounting Pronouncements
     The following new accounting pronouncements were adopted by the Company during the periods presented subsequent to June 30, 2006:
     Financial Accounting Standards Board (FASB) Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The Company implemented FIN 48 on January 1, 2007. The implementation had no material impact on the combined financial statements. As a result of the implementation of FIN 48, the Company reflects interest expense related to taxes as Interest Expense in the Combined Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact any existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact Income Tax Expense and Interest Expense.

     FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” In May 2007, the FASB issued FSP FIN 48-1 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP was effective for the Company as of January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on combined results of operations, financial position or cash flows.
     The following new accounting pronouncements have been issued, but have not yet been adopted by the Company as of June 30, 2007:
     SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The Company is currently evaluating the impact of adopting SFAS No. 157 and cannot currently estimate the impact that SFAS No. 157 will have on its combined results of operations, financial position or cash flows.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For the Company, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. The Company cannot currently estimate the impact that SFAS No. 159 will have on its combined results of operations, financial position or cash flows and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.
9. Subsequent Events
     Closing on IPO. As discussed in Note 1, on July 2, 2007 prior to the closing of the IPO, Spectra Energy contributed to the Company 100% of East Tennessee, 50% of Market Hub and a 24.5% interest in Gulfstream. The cash and outstanding accounts receivable of East Tennessee and Market Hub were transferred to a subsidiary of Spectra Energy. On July 2, 2007, the Company issued 11.5 million common units to the public in an offering, representing 17% of its outstanding equity. Spectra Energy retained an 83% equity interest in the Company, including its common units, subordinated units and a 2% general partner interest and received total proceeds of approximately $345 million as a result of the transaction, including the debt issued as discussed below. Net cash of approximately $230 million was received by the Company upon closing of the IPO. Approximately $26 million of these proceeds was distributed to Spectra Energy, $194 million was used to purchase qualifying investment grade securities, and $10 million was retained by the Company to meet working capital requirements. The Company borrowed $194 million in term debt using the investment grade securities as collateral and borrowed an additional $125 million of revolving debt. Proceeds from these borrowings, totaling $319 million, were distributed to Spectra Energy.
     New Credit Facility. Effective as of July 2, 2007, the Company entered into a five-year $500 million credit agreement that includes both term and revolving borrowing capacity, of which the Company borrowed $194 million of term borrowings and $125 million of revolving borrowings upon the closing of the IPO. The Company’s obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The revolving credit facility bears interest based on the London InterBank Offering Rate (LIBOR). The credit facility prohibits the Company from making distributions of available cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting the Company’s ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants.
     Income taxes. Prior to the IPO which was completed July 2, 2007, the Company’s East Tennessee subsidiary was subject to federal and state income taxes. Effective July 2, 2007, as a result of its master limited partnership structure, the Company is no longer subject to federal income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Combined Financial Statements.
Executive Overview
     For the three months ended June 30, 2007, the Company reported net income of $21.6 million as compared to net income of $21.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, the Company reported net income of $40.8 million compared to net income of $31.3 million for the six months ended June 30, 2006. The increase in net income for the year-to-date periods was primarily due to growth at both East Tennessee and Market Hub Partners from additional pipeline and storage facilities placed in service during the second half of 2006. It should be noted that these combined results of operations, financial position and cash flows for the periods ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the actual results of operations or financial position that might have resulted if the Company had been operated separately during those periods. The effects of the IPO and related equity transfers and debt transactions in early July 2007 are not included in these combined financial statements.
RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In thousands)
Operating revenues	$23,611	$18,392	$5,219	$50,044	$40,613	$9,431
Operating expenses	5,932	(269)	6,201	17,679	16,578	1,101

Operating income	17,679	18,661	(982)	32,365	24,035	8,330
Equity in earnings of unconsolidated affiliates	11,650	10,981	669	23,035	18,040	4,995
Other income and expenses, net	246	337	(91)	267	676	(409)
Interest expense	2,128	2,065	63	4,284	4,132	152

Earnings before income taxes	27,447	27,914	(467)	51,383	38,619	12,764
Income tax expense	5,858	6,142	(284)	10,591	7,354	3,237

Net income	$21,589	$21,772	$(183)	$40,792	$31,265	$9,527

Adjusted EBITDA (a)(b)	$22,674	$23,406	$(732)	$42,329	$33,534	$8,795

Cash available for distribution (b)(c)	$24,241	$24,338	$(97)	$59,975	$45,621	$14,354

(a)	Adjusted EBITDA is defined as net income plus interest expense, income taxes, and depreciation and amortization, less equity in earnings of Gulfstream and Market Hub, interest income, and other income and expenses, net, which primarily includes non-cash allowance for funds used during construction (AFUDC).

(b)	For a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Reconciliation of Non-GAAP Measures.”

(c)	Cash available for distribution is defined as Adjusted EBITDA plus cash available for distribution from Gulfstream and Market Hub, less net cash paid for interest expense and maintenance capital expenditures. Cash available for distribution does not reflect changes in working capital balances.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Operating Revenues — The $5.2 million increase was primarily due to net increases from new firm transportation contracts from the Jewell Ridge and Piedmont expansion projects that were placed into service during the fourth quarter of 2006 and additional firm transportation contracts on the Patriot pipeline lateral.
     Operating Expenses — The $6.2 million increase was primarily due to:
•	an $8.9 million increase due to the capitalization in the second quarter of 2006 of project development costs for Jewell Ridge that were previously expensed,

•	a $1.2 million increase in expenses from East Tennessee’s Jewell Ridge and Piedmont expansion projects that were placed into service during the fourth quarter of 2006, and

•	a $1.6 million increase in miscellaneous taxes primarily as a result of the favorable resolution in the 2006 second quarter of ad valorem tax matters, partially offset by

•	a $6.8 million net decrease from higher net pipeline fuel recoveries by East Tennessee in the 2007 period compared to the 2006 period.
     Equity in Earnings of Unconsolidated Affiliates — The $0.7 million increase consisted of a $1.2 million increase in equity earnings from Market Hub, partially offset by a $0.5 million decrease in equity earnings from Gulfstream. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months
	Ended June 30,
Gulfstream	2007	2006
	(In thousands)
Operating Revenues	$46,197	$48,179
Operating Expenses	17,347	15,935
Gain on Sales of Other Assets, net	—	78
Other Income and Expenses	673	(583)
Interest Expense	12,071	12,194

Net Income	$17,452	$19,545

The Company’s 24.5% share	$4,284	$4,745

     Gulfstream – Owned 24.5%
     Gulfstream’s net income decreased by $2.1 million to $17.5 million for the three-month period in 2007 compared to $19.5 million for the same period in 2006. The decrease was primarily due to:
•	a $1.9 million decrease in revenues driven primarily by a decrease in short-term interruptible transportation revenues associated with milder temperatures in the second quarter 2007, and

•	a $1.4 million increase in expenses primarily related to $0.6 million of project development costs related to the its Phase IV expansion project and a $0.5 million increase in legal and insurance costs, partially offset by

•	a $1.2 million increase in other income and expenses, net primarily due to a 2006 charge related to a sales and use tax matter.

	Three Months
	Ended June 30,
Market Hub	2007	2006
	(In thousands)
Operating Revenues	$23,516	$19,730
Operating Expenses	7,773	6,757
Other Income and Expenses	(29)	—
Interest Expense	982	501

Net Income	$14,732	$12,472

The Company’s 50% share	$7,305	$6,236

     Market Hub – Owned 50%
     Market Hub’s net income increased by $2.1 million to $14.6 million for the three-month period in 2007 compared to $12.5 million for the same period in 2006. The increase was primarily due to:
•	a $3.8 million increase in revenues driven primarily by a $3.0 million increase in short-term interruptible storage revenues due to higher demand and a $0.8 million increase in firm storage revenues associated with the additional Egan storage capacity that was placed in service during the third quarter of 2006, partially offset by

•	a $1.0 million increase in expenses driven primarily by an increase in property tax expense as a result of the favorable resolution in the 2006 second quarter of ad valorem tax matters, and

•	a $0.5 million increase in interest expense related to interest on customer collateral held.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Operating Revenues — The $9.4 million increase was primarily due to net increases from new firm transportation contracts from the Jewell Ridge and Piedmont expansion projects that were placed into service during the fourth quarter of 2006 and additional firm transportation contracts on the Patriot lateral pipeline.
     Operating Expenses — The $1.1 million increase was primarily due to:
•	a $5.7 million increase due to the capitalization in the second quarter of 2006 of project development costs for Jewell Ridge that were previously expensed, and

•	a $2.4 million increase in operating expenses from East Tennessee’s Jewell Ridge and Piedmont expansion projects that were placed into service during the fourth quarter of 2006, partially offset by

•	a $6.8 million net decrease from higher net pipeline fuel recoveries by East Tennessee in the 2007 period compared to the 2006 period.
     Equity in Earnings of Unconsolidated Affiliates — The $5.0 million increase consisted of a $3.6 million increase in equity earnings from Market Hub and a $1.4 million increase in equity earnings from Gulfstream. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Six Months
	Ended June 30,
Gulfstream	2007	2006
	(In thousands)
Operating Revenues	$84,167	$87,378
Operating Expenses	26,592	33,372
Gain on Sales of Other Assets, net	—	78
Other Income and Expenses	1,166	(639)
Interest Expense	24,195	24,405

Net Income	$34,546	$29,040

The Company’s 24.5% share	$8,472	$7,076

     Gulfstream – Owned 24.5%
     Gulfstream’s net income increased $5.5 million to $34.5 million for the six month period in 2007 compared to $29.0 million for the same period in 2006. The increase was primarily due to:
•	a $6.8 million decrease in expenses primarily related to an $8.1 million favorable resolution of ad valorem tax matters in 2007, partially offset by a $1.0 million increase in legal and insurance costs, and

•	a $1.8 million increase in other income and expenses, net primarily due to first quarter 2006 charge related to a sales and use tax matter, partially offset by

•	a $3.2 million decrease in revenues driven primarily by a decrease in short-term interruptible transportation associated with milder temperatures in 2007.

	Six Months
	Ended June 30,
Market Hub	2007	2006
	(In thousands)
Operating Revenues	$44,333	$36,361
Operating Expenses	13,336	13,900
Other Income and Expenses	129	—
Interest Expense	2,001	532

Net Income	$29,125	$21,929

The Company’s 50% share	$14,563	$10,964

Market Hub – Owned 50%
     Market Hub’s net income increased $7.2 million to $29.1 million for the six-month period in 2007 compared to $21.9 million for the same period in 2006. The increase was primarily due to:
•	an $8.0 million increase in revenues primarily due to $3.7 million increase in the demand for short-term interruptible storage services and a $4.3 million increase related to new firm storage revenues associated with the additional Egan storage capacity that was placed in service during the third quarter 2006, and

•	a $0.6 million decrease in operating expenses, primarily driven by a $0.7 million reduction in property and other taxes due to the favorable resolution of ad valorem tax matters in 2007, partially offset by

•	a $1.4 million increase in interest expense related to interest on customer collateral held.
    Income Tax Expense — Income tax expense for the six months ended June 30, 2007 increased $3.2 million to $10.6 million compared to the same period in 2006, primarily as a result of a higher earnings of East Tennessee in the 2007 period.
Adjusted EBITDA
     Adjusted EBITDA is defined as net income plus interest expense, income taxes, and depreciation and amortization, less equity in earnings of Gulfstream and Market Hub, interest income, and other income and expenses, net, which primarily includes the non-cash allowance for funds used during construction (AFUDC).
     Adjusted EBITDA is used as a supplemental financial measure by management and by external users of the Company’s financial statements such as investors, commercial banks and others, to assess:
•	the financial performance of assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of assets to generate cash sufficient to pay interest on indebtedness and to make distributions to partners; and

•	operating performance and return on invested capital as compared to those of other publicly traded limited partnerships that own energy infrastructure assets, without regard to financing methods and capital structure.
Cash Available for Distribution
          Cash available for distribution is defined as Adjusted EBITDA plus cash available for distribution from Gulfstream and Market Hub, less net cash paid for interest expense and maintenance capital expenditures. Cash available for distribution does not reflect changes in working capital balances.
          For Gulfstream and Market Hub, cash available for distribution is defined as Adjusted EBITDA less net cash paid for interest expense and maintenance capital expenditures. Cash available for distribution does not reflect changes in working capital balances.

     Cash available for distribution should not be viewed as indicative of the actual amount of cash that the Company has available for distributions or that the Company plans to distribute for a given period.
     Adjusted EBITDA and cash available for distribution should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP and should not be considered as a substitute for analysis of the Company’s results as reported under GAAP. Adjusted EBITDA and cash available for distribution exclude some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Adjusted EBITDA and cash available for distribution as presented may not be comparable to similarly titled measures of other companies.
Reconciliation of Non-GAAP Measures
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution” to GAAP Net Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands )
Net income	$21,589	$21,772	$40,792	$31,265
Add:
Interest expense	2,128	2,065	4,284	4,132
Income tax expense	5,858	6,142	10,591	7,354
Depreciation and amortization	4,995	4,745	9,964	9,499
Less:
Interest income	11	6	20	10
Equity in earnings of Gulfstream	4,284	4,745	8,472	7,076
Equity in earnings of Market Hub	7,366	6,236	14,563	10,964
Other income and expenses, net	235	331	247	666

Adjusted EBITDA	22,674	23,406	42,329	33,534
Add:
Cash available for distribution from Gulfstream	2,996	3,326	11,848	10,496
Cash available for distribution from Market Hub	8,154	6,659	16,285	12,004
Less:
Net cash paid for interest expense (income), net	4,290	4,286	4,299	4,292
Maintenance capital expenditures	5,293	4,767	6,188	6,121

Cash available for distribution	$24,241	$24,338	$59,975	$45,621

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution” to GAAP Net Cash Provided by Operating Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net cash provided by operating activities	$11,720	$11,841	$34,204	$28,940
Interest income	(11)	(6)	(20)	(10)
Interest expense	2,128	2,065	4,284	4,132
Income taxes	1,418	833	4,865	(2,989)
Distributions received from Gulfstream	—	—	(3,675)	(5,635)
Other	(105)	1	(104)	(3)
Changes in operating working capital:
Accounts receivable	(2,092)	755	(378)	2,489
Other current assets	(1,323)	(3,027)	(1,762)	(2,714)
Accounts payable	893	(3,319)	377	(1,412)
Taxes accrued	(2,187)	(180)	(3,926)	3,488
Other current liabilities	4,571	3,881	1,261	8,381
Other, including changes in noncurrent assets and liabilities	7,662	10,562	7,203	(1,133)

Adjusted EBITDA	22,674	23,406	42,329	33,534

Add:
Cash available for distribution from Gulfstream	2,996	3,326	11,848	10,496
Cash available for distribution from Market Hub	8,154	6,659	16,285	12,004
Less:
Net cash paid for interest expense (income), net	4,290	4,286	4,299	4,292
Maintenance capital expenditures	5,293	4,767	6,188	6,121

Cash available for distribution	$24,241	$24,338	$59,975	$45,621

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s ability to finance operations, fund capital expenditures and acquisitions, meet indebtedness obligations and refinance indebtedness will depend on the Company’s ability to generate cash in the future. Historically, the Company’s sources of liquidity included cash generated from operations, cash received from Gulfstream, external debt and funding from Spectra Energy. Market Hub was formerly a wholly owned subsidiary of Spectra Energy and did not make distributions to its members, but it will now be required to make distributions of its available cash to its partners.
     The Company’s cash receipts were historically deposited in Spectra Energy’s bank accounts and cash disbursements were made from those accounts. Consequently, the Company’s historical financial statements have reflected no cash balances. Cash transactions processed on the Company’s behalf by Spectra Energy were reflected in parent net investment as intercompany advances between the Company and Spectra Energy. The Company now maintains bank accounts but will continue to rely on Spectra Energy personnel to manage cash and investments through the Company’s management arrangements with Spectra Energy.
     The Company’s sources of liquidity include the retention of a portion of the proceeds from the IPO, cash generated from operations, cash distributions received from Market Hub and Gulfstream, borrowings under the new $500 million credit facility, cash realized from the liquidation of securities that will be pledged under the new credit facility, issuances of additional partnership units and debt offerings.
Operating Cash Flows
     Net cash provided by operating activities increased $5.3 million for the six months ended June 30, 2007 compared to the same period in 2006. This change was driven primarily by higher operating income from East Tennessee, partly offset by lower distributions received from Gulfstream.
     Net working capital was negative $3.6 million as of June 30, 2007 as compared to negative $4.8 million as of December 31, 2006. The Company will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months, including a new credit facility. See Financing Cash Flows and Liquidity – Other Financing Matters for discussions of the $500 million credit facility.
Investing Cash Flows
     Cash flows used in investing activities totaled $13.9 million in the first six months of 2007 compared to $31.3 million during the same period in 2006. This $17.4 million decrease was driven primarily by:
•	an $18.4 million reduction in expansion capital expenditures in the 2007 period, primarily the result of the completion of the Jewell Ridge expansion project in the fourth quarter of 2006; partially offset by

•	a $0.8 million increase in investment expenditures from an infusion of capital to Gulfstream in June 2007.
     Capital and investment expenditures for the six months ended June 30, 2007 totaled $13.9 million and included $7.7 million for expansion projects and $6.2 million for maintenance and other projects. The Company projects 2007 capital and investment expenditures of approximately $18.8 million, of which $14.2 million is expected to be invested in expansion projects and $4.6 million for maintenance and other projects. Given the Company’s objective of growth through acquisitions and expansions of existing assets, the Company anticipates continuing to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on the Company’s investment opportunities.

Financing Cash Flows
     Prior to the completion of the IPO, all of the Company’s excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, the increase in cash distributed to Spectra Energy, in the form of both dividends and net transfers, is the result of additional cash provided by operating activities and a reduction of cash used in investing activities due to the reduction of expansion capital expenditures.
Credit Facility. Effective as of July 2, 2007, the Company, as guarantor, and Spectra Energy Partners OLP LP, a subsidiary of Spectra Energy, entered into a five-year $500 million credit agreement that includes both term and revolving borrowing capacity, of which the Company borrowed $194 million of term borrowings and $125 million of revolving borrowings upon the closing of the IPO. See Note 9 of Notes to Combined Financial Statements for further discussion.
OTHER ISSUES
New Accounting Pronouncements
     See Note 8 of Notes to Combined Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s exposure to market risk is described in “Quantitative and Qualitative Disclosures About Market Risk” in Spectra Energy Partners Registration Statement on Form S-1, as amended, filed with the SEC on June 26, 2007. Management believes the exposure to market risk has not changed materially at June 30, 2007.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting other than the changes discussed below which occurred in connection with the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) on January 2, 2007.
     As discussed in Note 2 of the Notes to Combined Financial Statements and in the Liquidity and Capital Resources section, certain management arrangements exist between the Company and Spectra Energy under which Spectra Energy provides administrative services to the Company, including services related to internal controls over financial reporting. In connection with the spin-off of Spectra Energy from Duke Energy, Spectra Energy created new corporate functions, including those that affect internal control over financial reporting. Spectra Energy has also relied on Duke Energy during 2007 for financial system processing support, primarily in the first quarter of 2007 and to a lesser extent in the second quarter of 2007, and other services primarily around corporate information systems, human resources and employee benefits functions. During 2007, as part of its analysis of internal control over financial reporting, Spectra Energy will maintain internal controls over corporate and other functions created as a result of the spin-off, including those for which Spectra Energy provides services to the Company, and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Energy’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 22, 2007, which could materially affect the Company’s financial condition or future results. There were no changes to those risk factors at June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit
Number
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP
Date: August 14, 2007	/s/ C. Gregory Harper
C. Gregory Harper
President and Chief Executive Officer

Date: August 14, 2007	/s/ Lon C. Mitchell, Jr.
Lon C. Mitchell, Jr.
Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.