Form 10-Q
period 2007-09-30
Spectra Energy Partners, LP
filed 2007-11-14
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
There were 44,640,245 Common Units, 21,638,730 Subordinated Units and 1,352,421 General Partner Units outstanding as of November 1, 2007.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2007

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
•	state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	the weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates;

•	general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	the results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission and storage facilities;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by the forward-looking statements; and

•	the ability to successfully complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006		2007	2006
Operating Revenues
Transportation of natural gas	$23.8	$18.6		$72.4	$58.0
Storage of liquefied natural gas and other	—	—		1.5	1.2

Total operating revenues	23.8	18.6		73.9	59.2

Operating Expenses
Operating, maintenance and other	6.6	6.2		13.4	12.2
Depreciation and amortization	7.5	4.7		17.5	14.2
Property and other taxes	0.7	1.6		1.6	2.7

Total operating expenses	14.8	12.5		32.5	29.1

Operating Income	9.0	6.1		41.4	30.1

Other Income and Expenses
Equity in earnings of Gulfstream	9.9	5.0		18.4	12.1
Equity in earnings of Market Hub	8.6	5.7		23.1	16.6
Other income and expenses, net	0.1	0.4		0.4	1.1

Total other income and expenses	18.6	11.1		41.9	29.8

Interest Income	2.8	—		2.8	—

Interest Expense	6.5	2.1		10.8	6.2

Earnings Before Income Taxes	23.9	15.1		75.3	53.7

Income Tax Expense (Benefit)	(110.4)	1.5		(99.8)	8.8

Net Income	$134.3	$13.6		$175.1	$44.9

Calculation of Limited Partners’ Interest in Net Income:
Net income(a)	$23.8	n/a	(b)	$23.8	n/a	(b)
Less general partner’s interest in net income	0.5	n/a		0.5	n/a

Limited partners’ interest in net income	$23.3	n/a		$23.3	n/a

Basic and diluted net income per limited partner unit	$0.35	n/a		$0.35	n/a
Weighted average limited partners units outstanding — Basic and Diluted	66.3	n/a		66.3	n/a

(a)	Reflective of general and limited partners’ interest in net income since the closing of the Company’s initial public offering. See Note 6 of Notes to Consolidated Financial Statements.

(b)	not applicable
See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30,	December 31,
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$17.3	$—
Short-term investments	184.3	—
Receivables, net	12.5	16.8
Taxes receivable	—	1.5
Inventory	1.8	2.5
Other	0.6	—

Total current assets	216.5	20.8

Investments in Unconsolidated Affiliates	490.8	442.8

Goodwill	118.3	118.3

Property, Plant and Equipment
Cost	813.7	800.0
Less accumulated depreciation and amortization	123.2	108.2

Net property, plant and equipment	690.5	691.8

Regulatory Assets and Deferred Debits	11.7	10.9

Total Assets	$1,527.8	$1,284.6

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except number of units)

	September 30,	December 31,
	2007	2006
LIABILITIES AND PARTNERS’ CAPITAL / PARENT NET EQUITY

Current Liabilities
Accounts payable	$7.8	$2.2
Taxes accrued	3.0	6.8
Interest accrued	3.9	0.4
Accrued liabilities	2.5	8.9
Natural gas imbalance payables	4.6	4.5
Other	3.7	2.8

Total current liabilities	25.5	25.6

Long-term Debt	459.0	150.0

Deferred Credits and Other Liabilities
Deferred income taxes	8.2	113.0
Other	2.4	6.9

Total deferred credits and other liabilities	10.6	119.9

Commitments and Contingencies

Partners’ Capital / Parent Net Equity
Common units (44,640,245 units issued and outstanding at September 30, 2007)	703.4	—
Subordinated units (21,638,730 units issued and outstanding at September 30, 2007)	306.5	—
General partner units (1,352,421 units issued and outstanding at September 30, 2007)	19.2	—
Parent net investment	—	985.3
Accumulated other comprehensive income	3.6	3.8

Total partners’ capital / parent net equity	1,032.7	989.1

Total Liabilities and Partners’ Capital / Parent Net Equity	$1,527.8	$1,284.6

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175.1	$44.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.5	14.2
Equity in earnings of unconsolidated affiliates	(41.5)	(28.7)
Distributions received from equity investments	9.1	17.9
Deferred income taxes	(104.8)	10.5
Other	(1.4)	0.9

Net cash provided by operating activities	54.0	59.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19.1)	(69.9)
Investment expenditures	(14.8)	—
Purchases of available-for-sale securities	(1,132.7)	—
Proceeds from sales and maturities of available-for-sale securities	948.4	—
Other	—	0.2

Net cash used in investing activities	(218.2)	(69.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	319.0	—
Payments for the redemption of long-term debt	(10.0)	—
Proceeds from issuance of common units	230.0	—
Member’s dividends	(12.5)	—
Transfers from (to) parent	(345.0)	10.0

Net cash provided by financing activities	181.5	10.0

Net increase in cash and cash equivalents	17.3	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$17.3	$—

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL / PARENT NET EQUITY
(Unaudited)
(In millions)

					Accumulated
		Partners’ Capital			Other
	Parent Net	Limited Partners		General	Comprehensive
	Investment	Common	Subordinated	Partner	Income	Total
Balance at December 31, 2006	$985.3	$—	$—	$—	$3.8	$989.1

Net income attributable to the period January 1, 2007 through July 2, 2007	151.3	—	—	—	—	151.3
Member’s distributions	(12.5)	—	—	—	—	(12.5)
Transfers to parent	(348.8)	—	—	—	—	(348.8)
Conversion to Spectra Energy Partners, LP	(775.3)	457.7	298.9	18.7	—	—
Issuance of common units	—	230.0	—	—	—	230.0
Net income attributable to the period July 3, 2007 through September 30, 2007	—	15.7	7.6	0.5	—	23.8
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)

Balance at September 30, 2007	$—	$703.4	$306.5	$19.2	$3.6	$1,032.7

Balance at December 31, 2005	$891.6	$—	$—	$—	$4.1	$895.7

Net income	44.9	—	—	—	—	44.9
Transfer from affiliate	8.5	—	—	—	—	8.5
Transfers from parent, net	10.0	—	—	—	—	10.0
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)

Balance at September 30, 2006	$955.0	$—	$—	$—	$3.9	$958.9

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
Notes to Consolidated Financial Statements
(Unaudited)
1. General
     Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates (collectively, the Company) is engaged in the transportation of natural gas through interstate pipeline systems that serve the southeastern United States, and the storage of natural gas in underground facilities that are located in southeast Texas and in south central Louisiana. Spectra Energy Partners, LP is a Delaware master limited partnership formed on March 19, 2007.
     Initial Public Offering. On July 2, 2007, immediately prior to the closing of the Company’s initial public offering (IPO), Spectra Energy Corp (Spectra Energy) contributed to Spectra Energy Partners, LP 100% of the ownership of East Tennessee Natural Gas LLC (East Tennessee), 50% of the ownership of Market Hub Partners Holding, LLC (Market Hub) and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Spectra Energy indirectly owned 100% of Spectra Energy Partners, LP prior to the closing of the IPO.
     On July 2, 2007, the Company completed its IPO. The Company issued 11.5 million common units to the public, representing 17% of its outstanding equity. Net cash of approximately $230.0 million was received by the Company upon closing of the IPO. Spectra Energy retained an 83% equity interest in the Company, including its common units, subordinated units and a 2% general partner interest. Approximately $26.0 million of these proceeds was distributed to Spectra Energy, $194.0 million was used to purchase qualifying investment-grade securities, and $10.0 million was retained by the Company to meet working capital requirements. Also on July 2, 2007, the Company borrowed $194.0 million in term debt using the investment-grade securities as collateral and borrowed an additional $125.0 million of revolving debt. Proceeds from these borrowings, totaling $319.0 million, were distributed to Spectra Energy.
     Basis of Presentation. For periods prior to the closing of the IPO on July 2, 2007, the consolidated financial statements presented herein were prepared from the separate records maintained by East Tennessee, Market Hub and Gulfstream, the entities that were contributed to the Company by Spectra Energy and which are herein referred to as Spectra Energy Partners Predecessor, and are based on Spectra Energy’s historical ownership percentages of the operations that were contributed. Spectra Energy Partners Predecessor is treated as the predecessor entity to the Company for financial statement reporting purposes. The financial statements covering periods prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had those contributed entities been operated separately during those periods. Because a direct ownership relationship did not exist among the entities comprising the Company prior to July 2, 2007, the net investment in the Company is shown as Parent Net Investment in lieu of owner’s equity in the consolidated financial statements for those periods.
     The Company accounts for investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where the Company has the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for the Company reflect the inclusion of East Tennessee, and investments in Market Hub and Gulfstream using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
     These financial statements should be read in conjunction with the Spectra Energy Partners Predecessor financial statements included in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (SEC) on June 22, 2007. These interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the Company’s results of operations and financial position. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

     Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.
2. Transactions with Affiliates
     In the normal course of business, the Company provides natural gas transportation, storage and other services to Spectra Energy and its affiliates. In addition, pursuant to an agreement with Spectra Energy, Spectra Energy and its affiliates perform centralized corporate functions for the Company, including legal, accounting, compliance, treasury, information technology and other areas. The Company reimburses Spectra Energy for the expenses to provide these services as well as other expenses it incurs on the Company’s behalf, such as salaries of personnel performing services for the Company’s benefit and the cost of employee benefits and general and administrative expenses associated with such personnel, capital expenditures, maintenance and repair costs, taxes and direct expenses, including operating expenses and certain allocated operating expenses associated with the ownership and operation of the contributed assets. Spectra Energy and its affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on the Company’s percentage of assets, employees, earnings or other measures, as compared to Spectra’s other affiliates. Management believes the allocation methodologies are reasonable.
     Transactions with affiliates are summarized in the tables below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Consolidated Statements of Operations	2007	2006	2007	2006
	(In millions)
Operating, maintenance and other	$0.7	$1.0	$3.4	$4.4

	September 30,	December 31,
Consolidated Balance Sheets	2007	2006
	(In millions)
Receivables	$6.5	$4.6
Taxes receivable	—	1.5
Other current assets	0.4	—
Accounts payable	4.9	2.1
Taxes accrued	0.1	3.3
Natural gas imbalance payable	—	3.4
     In March 2006, Spectra Energy Gas Services (SEGS), formerly Duke Energy Gas Services, an affiliated company, contributed to East Tennessee approximately 34 miles of 10-inch diameter pipeline running from Lee County, Virginia to an interconnection with the Company’s Hawkins County Lateral in Rogersville, Tennessee at a net book value of $8.5 million by a non-cash, equity transfer between the affiliated companies. Associated deferred taxes of $3.0 million related to such assets were transferred to the Company from SEGS. These assets were part of SEGS’ Stone Mountain system. The remaining Stone Mountain system assets were sold by SEGS to an unrelated third party.
3. Income Taxes
     The Company’s East Tennessee operations were subject to corporate income tax under tax sharing agreements with Spectra Energy in 2007 and with Duke Energy Corporation (Duke Energy) in 2006 prior to the spin-off of Spectra Energy from Duke Energy on January 2, 2007. During those periods, income taxes were calculated by the Company on the basis of its separate company income and deductions related to East Tennessee in accordance with respective established practices of Spectra Energy and Duke Energy.

     In conjunction with the contribution by Spectra Energy of the ownership of East Tennessee to the Company immediately prior to the IPO, $110.5 million of accumulated deferred federal income tax liabilities outstanding at June 30, 2007 were eliminated and recorded as a benefit to Income Tax Expense (Benefit) on the Consolidated Statements of Operations. Effective July 2, 2007, as a result of the Company’s master limited partnership structure, the Company is no longer subject to federal income taxes, but is still subject to Tennessee state income tax.
     Market Hub and Gulfstream are not subject to income tax. These entities’ taxable income or loss are reported on the respective income tax returns of the respective members. Accordingly, there is no tax provision related to those entities in these consolidated financial statements.
     The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. The implementation of FIN 48 had no material impact on the consolidated financial statements. No material increases or decreases related to uncertain tax benefits were recorded in the nine months ended September 30, 2007.
4. Business Segments
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

Business Segment Data

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Operating revenues
East Tennessee	$23.8	$18.6	$73.9	$59.2
Other	—	—	—	—

Total operating revenues	$23.8	$18.6	$73.9	$59.2

Segment EBIT
East Tennessee	$10.1	$6.5	$42.8	$31.2
Other	17.5	10.7	40.5	28.7

Total EBIT	27.6	17.2	83.3	59.9
Interest income	2.8	—	2.8	—
Interest expense	6.5	2.1	10.8	6.2

Earnings before income taxes	$23.9	$15.1	$75.3	$53.7

	September 30,	December 31,
	2007	2006
	(In millions)
Segment assets
East Tennessee	$834.3	$841.8
Other	693.5	442.8

Total assets	$1,527.8	$1,284.6

5. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Net income	$134.3	$13.6	$175.1	$44.9
Reclassification of cash flow hedges into earnings	(0.1)	(0.1)	(0.2)	(0.2)

Total comprehensive income	$134.2	$13.5	$174.9	$44.7

6. Earnings per Limited Partner Unit and Cash Distributions
     The Company calculates net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     Earnings per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income (post-close of the IPO) to the general partner based upon the general partner’s ownership interest of 2%. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as phantom unit awards, were exercised, settled or converted into common units. The weighted-average number of units used to calculate diluted earnings per limited partner unit for the three months ended September 30, 2007 includes the effect of 19,731 phantom units.
     The following table presents the Company’s earnings per limited partner unit calculations.

Three and Nine
Months Ended
(In millions, except per-unit amounts)	September 30, 2007
Net income (post-close of the IPO)	$23.8
Less general partner’s interest in net income	0.5

Limited partners’ interest in net income	$23.3

Net income allocable to common units	$15.7
Net income allocable to subordinated units	7.6

Limited partners’ interest in net income	$23.3

Weighted average limited partner units outstanding - basic and diluted
Common units	44.7
Subordinated units	21.6

Total	66.3

Net income per limited partner unit — basic and diluted
Common units	$0.35
Subordinated units	$0.35
     Earnings per limited partner unit data is only presented for periods since the Company’s IPO on July 2, 2007. See Note 1 for further discussion of the IPO. The net income impact of the third quarter 2007 elimination of $110.5 million of accumulated deferred federal income tax liabilities as discussed in Note 3 is excluded from the calculation of earnings per limited partner unit since the elimination occurred immediately prior to the closing of the Company’s IPO.
     The partnership agreement requires that, within 45 days after the end of each quarter, the Company distribute all of its available cash to unitholders of record on the applicable record date. As further discussed in Note 14, the first quarterly cash distribution was declared in October 2007.
     Available Cash. Available cash, for any quarter, consists of all cash on hand at the end of that quarter:
•	less the amount of cash reserves established by the general partner to:
•	provide for the proper conduct of business,

•	comply with applicable law, any debt instrument or other agreement, or

•	provide funds for distributions to the unitholders and to the general partner for any one or more of the next four quarters,
•	plus, if the general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

     Subordinated Units. All of the subordinated units are held by a wholly owned subsidiary of Spectra Energy. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of available cash each quarter in an amount equal to $0.30 per common unit (the Minimum Quarterly Distribution), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of available cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The earliest date at which the subordination period may end is June 30, 2008.
     Incentive Distribution Rights. The general partner holds incentive distribution rights in accordance with the partnership agreement as follows:

		Marginal Percentage
	Total Quarterly Distribution	Interest in Distributions
		Common and
		Subordinated
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%
     To the extent these incentive distributions are made to the general partner, there will be more net income proportionately allocated to the general partner than to holders of common and subordinated units.
7. Marketable Securities
     In the third quarter of 2007, the Company invested a portion of the proceeds from its IPO in highly liquid financial instruments, such as variable rate debt securities that frequently have stated maturities of 20 years or more. As of September 30, 2007, $184.3 million of investment-grade securities were pledged as collateral against the Company’s term loan. The Company has classified these securities as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as management does not intend to hold them to maturity. The carrying value of these instruments approximates fair value. Purchases and sales of available-for-sale securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying Consolidated Statements of Cash Flows.
8. Goodwill
     The Company has completed its annual goodwill impairment test as of August 31, 2007 and no impairments were identified. The Company primarily uses a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, the Company incorporates expected long-term growth rates, regulatory stability and the ability to renew contracts, as well as other factors that affect its revenue, expense and capital expenditure projections.
9. Investments in Unconsolidated Affiliates and Related Transactions
     The Company’s investments in unconsolidated affiliates consist of a 50% interest in Market Hub and a 24.5% interest in Gulfstream. Periodically, the Company receives distributions from these unconsolidated affiliates. The Company received distributions from Gulfstream of $9.1 million in the nine months ended September 30, 2007 and $17.9 million during the same period in 2006 which are reflected in Distributions Received From Equity Investments within Cash Flows from Operating Activities on the accompanying Consolidated Statements of Cash Flows. No distributions from Market Hub were received in the nine months ended September 30, 2007 or 2006.
Investments in Unconsolidated Affiliates

	September 30,	December 31,
	2007	2006
	(In millions)
Gulfstream	$203.0	$186.4
Market Hub	287.8	256.4

Total	$490.8	$442.8

Equity in Earnings of Unconsolidated Affiliates

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Gulfstream	$9.9	$5.0	$18.4	$12.1
Market Hub	8.6	5.7	23.1	16.6

Total	$18.5	$10.7	$41.5	$28.7

Summarized Financial Information of Unconsolidated Affiliates
(Presented at the 100% Ownership Level)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Gulfstream
Operating revenues	$56.9	$51.6	$141.1	$139.0
Operating income	51.6	32.3	109.2	86.3
Net income	40.2	20.4	74.8	49.5

Market Hub
Operating revenues	$24.8	$21.0	$69.1	$57.4
Operating income	17.1	12.3	48.1	34.8
Net income	17.1	11.2	46.2	33.2
10. Debt and Credit Facility

		Credit	Outstanding as of September 30, 2007
		Facility			Revolving
Credit Facility Summary	Expiration Date	Capacity	Term Loan		Loan	Total
(In millions)
Spectra Energy Partners, LP	May 2012	$500.0	$182.0	(a)	$127.0	$309.0

(a)	Contains a covenant requiring the borrower to collateralize the term loan with qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan.
     Effective as of July 2, 2007, the Company entered into a five-year $500.0 million credit agreement that includes both term and revolving borrowing capacity, of which the Company borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO.
     The Company’s obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan. As of September 30, 2007, $184.3 million of investment grade securities were pledged as collateral against the aforementioned term debt. The revolving credit facility bears interest based on the London InterBank Offering Rate (LIBOR). The credit facility prohibits the Company from making distributions of available cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting the Company’s ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of September 30, 2007, the Company believes it was in compliance with those covenants.

     East Tennessee Long-term Debt. Long-term debt of East Tennessee consists of its 5.71% notes payable totaling $150.0 million as of September 30, 2007 and December 31, 2006. This debt is due in one installment in 2012. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. The covenant calculations are performed by East Tennessee on a quarterly basis to establish that they are in compliance with the covenants. As of September 30, 2007, East Tennessee believes it was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.
11. Commitments and Contingencies
     Environmental. The Company is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Management believes there are no matters outstanding that will have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
     Litigation and Legal Proceedings. The Company is involved in legal, tax and regulatory proceedings in various forums, including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which involve substantial monetary amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.
12. Equity-Based Compensation
     The Company accounts for equity-based awards under the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes accounting for equity-based awards exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.
     The Company awarded 120,250 common phantom units at a price of $28.30 (fair value of approximately $3.4 million) to certain employees of Spectra Energy during the three months ended September 30, 2007. These units were granted under the Spectra Energy Partners, LP Long Term Incentive Plan and will vest over three years.
     Total compensation expense during the three months ended September 30, 2007 was $0.2 million. The Company expects to recognize approximately $3 million of future compensation cost related to the common phantom units over a weighted-average period of three years.
13. New Accounting Pronouncements
     The following new accounting pronouncements were adopted by the Company during the periods presented subsequent to September 30, 2006:
     FIN No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The Company implemented FIN 48 on January 1, 2007. The implementation had no material impact on the consolidated financial statements. As a result of the implementation of FIN 48, the Company reflects interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact any existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact Income Tax Expense and Interest Expense.
     FASB Staff Position (FSP) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” In May 2007, the FASB issued
FSP FIN 48-1 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP was effective for the Company as of January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on consolidated results of operations, financial position or cash flows.
     The following new accounting pronouncements have been issued, but have not yet been adopted by the Company as of September 30, 2007:
     SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For the Company, SFAS No. 157 is effective as of January 1, 2008 and will be applied prospectively. The adoption of SFAS 157 is not expected to materially affect consolidated results of operations, financial position or cash flows.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For the Company, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. The Company cannot currently estimate the impact that SFAS No. 159 will have on its consolidated results of operations, financial position or cash flows and has not yet determined whether it will choose to measure items subject to SFAS No. 159 at fair value.
14. Subsequent Event
     On October 24, 2007, the Company announced that the board of directors of its general partner declared a third quarter cash distribution to the Company’s unitholders of $0.30 per unit for the period beginning with the closing of its IPO on July 2, 2007 through September 30, 2007. The cash distribution is payable on November 14, 2007 to unitholders of record at the close of business on November 2, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements.
Executive Overview
     On July 2, 2007, the Company completed its IPO. The Company issued 11.5 million common units to the public, representing 17% of its outstanding equity. Spectra Energy retained an 83% equity interest in the Company, including its common units, subordinated units and a 2% general partner interest. See Note 1 of Notes to Consolidated Financial Statements for further discussion.
     For the three months ended September 30, 2007, the Company reported net income of $134.3 million as compared to net income of $13.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company reported net income of $175.1 million compared to net income of $44.9 million for the nine months ended September 30, 2006. The increase in net income for both periods was primarily due to growth at both East Tennessee and Market Hub from additional pipeline and storage facilities placed in service during the second half of 2006 in addition to the $110.5 million deferred federal income tax liabilities that were eliminated just prior to the IPO. The consolidated results of operations, cash flows and financial position for periods prior to the Company’s IPO are not necessarily indicative of the actual results of operations, cash flows and financial position that might have resulted if the Company had been operated separately during those periods.
     On October 24, 2007, the Company announced that the board of directors of its general partner declared a third quarter cash distribution to the Company’s unitholders of $0.30 per unit, payable on November 14, 2007 to unitholders of record at the close of business on November 2, 2007.
RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In millions)
Operating revenues	$23.8	$18.6	$5.2	$73.9	$59.2	$14.7
Operating, maintenance and other	7.3	7.8	(0.5)	15.0	14.9	0.1
Depreciation and amortization	7.5	4.7	2.8	17.5	14.2	3.3

Operating income	9.0	6.1	2.9	41.4	30.1	11.3
Equity in earnings of unconsolidated affiliates	18.5	10.7	7.8	41.5	28.7	12.8
Other income and expenses, net	0.1	0.4	(0.3)	0.4	1.1	(0.7)
Interest income	2.8	—	2.8	2.8	—	2.8
Interest expense	6.5	2.1	4.4	10.8	6.2	4.6

Earnings before income taxes	23.9	15.1	8.8	75.3	53.7	21.6
Income tax expense (benefit)	(110.4)	1.5	(111.9)	(99.8)	8.8	(108.6)

Net income	$134.3	$13.6	$120.7	$175.1	$44.9	$130.2

Adjusted EBITDA (a,b)	$16.6	$10.8	$5.8	$58.9	$44.3	$14.6
Cash Available for Distribution (b,c)	37.1	24.1	13.0	97.1	69.7	27.4

(a)	Adjusted EBITDA is defined as net income plus interest expense, income taxes, and depreciation and amortization, less equity in earnings of Gulfstream and Market Hub, interest income, and other income and expenses, net, which primarily includes non-cash allowance for funds used during construction (AFUDC).

(b)	For a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Reconciliation of Non-GAAP Measures.”

(c)	Cash Available for Distribution is defined as Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub, less net cash paid for interest expense (income), net and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances.

Three Months Ended September 30, 2007 as Compared to September 30, 2006
     Operating Revenues. The $5.2 million increase was primarily due to net increases from new firm transportation contracts from East Tennessee’s Jewell Ridge expansion project that was placed into service during the fourth quarter of 2006 and additional firm transportation contracts on the Patriot pipeline lateral.
     Operating Maintenance and Other. The $0.5 million decrease was primarily due to:

•	a $1.5 million increase due to lower capitalization of certain corporate overhead expenses as a result of lower capital spending related to the Jewell Ridge expansion project in 2007 as compared to the same period in 2006, and

•	a $1.0 million increase in general and administrative costs associated with managing the Company post-IPO, partially offset by

•	a $1.5 million net decrease from higher net pipeline fuel recoveries by East Tennessee in the 2007 period compared to the 2006 period, and

•	a $1.0 million decrease in ad valorem taxes primarily as a result of favorable valuations.
     Depreciation and Amortization. The $2.8 million increase is primarily due to the Jewell Ridge expansion project placed in service in 2006.
     Equity in Earnings of Unconsolidated Affiliates. The $7.8 million increase consisted of a $4.9 million increase in equity earnings from Gulfstream and a $2.9 million increase in equity earnings from Market Hub. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended September 30,
			Increase
	2007	2006	(Decrease)
	(In millions)
Gulfstream
Operating revenues	$56.9	$51.6	$5.3
Operating, maintenance and other	(2.2)	11.8	(14.0)
Depreciation and amortization	7.5	7.6	(0.1)
Other income and expenses, net	0.6	0.4	0.2
Interest expense	12.0	12.2	(0.2)

Net income	$40.2	$20.4	$19.8

The Company’s 24.5% share	$9.9	$5.0	$4.9

Gulfstream — Owned 24.5%
Gulfstream’s net income increased by $19.8 million to $40.2 million for the three-month period in 2007 compared to $20.4 million for the same period in 2006. The increase was primarily due to:

•	a $5.3 million increase in revenues driven by a higher demand for interruptible services as a result of warmer weather compared to the 2006 third quarter, and

•	a $14.0 million decrease in expenses primarily resulting from $7.0 million of capitalization of previously expensed project development costs of Phase IV in the third quarter of 2007 as compared to $4.0 million of project development costs expensed in the third quarter of 2006, and $2.5 million in decreased ad valorem taxes primarily due to favorable 2007 tax rates.

	Three Months Ended September 30,
			Increase
	2007	2006	(Decrease)
	(In millions)
Market Hub
Operating revenues	$24.8	$21.0	$3.8
Operating, maintenance and other	5.2	6.8	(1.6)
Depreciation and amortization	2.4	1.9	0.5
Other income and expenses, net	(0.1)	—	(0.1)
Interest income	0.9	—	0.9
Interest expense	0.9	1.1	(0.2)

Net income	$17.1	$11.2	$5.9

The Company’s 50% share	$8.6	$5.7	$2.9

Market Hub — Owned 50%
Market Hub’s net income increased by $5.9 million to $17.1 million for the three-month period in 2007 compared to $11.2 million for the same period in 2006. The increase was primarily due to:
•	a $3.8 million increase in revenues driven by an increase in short-term interruptible storage revenues due to higher demand,

•	a $1.6 million decrease in operating expenses primarily due to lower corporate costs, and

•	a $0.9 million increase in interest income on higher cash balances, partially offset by

•	a $0.5 million increase in depreciation primarily due to an Egan expansion project placed in service in 2006.
     Interest Income. The $2.8 million increase is due to interest earned on marketable securities purchased with a portion of the IPO proceeds. These securities are pledged as collateral to secure the term loan portion of the Company’s credit facility entered into on July 2, 2007.
     Interest Expense. The $4.4 million increase is due to the term and revolver borrowings entered into on July 2, 2007.
     Income Tax Expense (Benefit). The income tax benefit for the three months ended September 30, 2007 was $110.4 million compared to income tax expense of $1.5 million in the same period in 2006. In the third quarter of 2007, the Company recorded a one-time benefit of $110.5 million from the reversal of deferred federal income tax liabilities. Effective July 2, 2007, as a result of the Company’s master limited partnership structure, the Company is no longer subject to federal income taxes.
Nine Months Ended September 30, 2007 as Compared to September 30, 2006
     Operating Revenues. The $14.7 million increase was primarily due to increases from new firm transportation contracts from the Jewell Ridge expansion project that was placed into service during the fourth quarter of 2006 and additional firm transportation contracts on the Patriot lateral pipeline.
     Operating, Maintenance and Other. The $0.1 million increase was primarily due to:
•	a $5.7 million increase due to the capitalization of previously expensed project development costs for Jewell Ridge in the second quarter of 2006,

•	a $2.6 million increase due to lower capitalization of certain corporate overhead expenses as a result of lower capital spending comparing 2007 to 2006, and

•	a $1.9 million increase in pipeline integrity costs in the 2007 period, partially offset by

•	a $10.2 million decrease from higher net pipeline fuel recoveries by East Tennessee in the 2007 period compared to the 2006 period.

     Depreciation and Amortization. The $3.3 million increase is primarily due to the Jewell Ridge expansion project placed in service in 2006.
     Equity in Earnings of Unconsolidated Affiliates. The $12.8 million increase consisted of a $6.5 million increase in earnings from Market Hub and a $6.3 million increase in earnings from Gulfstream. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
			Increase
	2007	2006	(Decrease)
	(In millions)
Gulfstream
Operating revenues	$141.1	$139.0	$2.1
Operating, maintenance and other	9.2	30.0	(20.8)
Depreciation and amortization	22.7	22.8	(0.1)
Gain (loss) on sales of other assets, net	—	0.1	(0.1)
Other income and expenses, net	1.8	(0.2)	2.0
Interest expense	36.2	36.6	(0.4)

Net income	$74.8	$49.5	$25.3

The Company’s 24.5% share	$18.4	$12.1	$6.3

Gulfstream — Owned 24.5%
Gulfstream’s net income increased $25.3 million to $74.8 million for the nine month period in 2007 compared to $49.5 million for the same period in 2006. The increase was primarily due to:
•	a $2.1 million increase in revenues related to short-term firm transportation,

•	a $20.8 million decrease in expenses primarily resulting from $2.8 million of net capitalization of previously expensed project development costs of Phase IV in 2007 compared to $8.1 million in project development costs expensed in 2006, and a $10.5 million decrease in ad valorem taxes primarily as a result of favorable valuations, and

•	a $2.0 million increase in other income and expenses, net primarily due to a first quarter 2006 charge related to a sales and use tax matter.

	Nine Months Ended September 30,
			Increase
	2007	2006	(Decrease)
	(In millions)
Market Hub
Operating revenues	$69.1	$57.4	$11.7
Operating, maintenance and other	14.4	16.9	(2.5)
Depreciation and amortization	6.6	5.7	0.9
Other income and expenses, net	0.1	—	0.1
Interest income	0.9	—	0.9
Interest expense	2.9	1.6	1.3

Net income	$46.2	$33.2	$13.0

The Company’s 50% share	$23.1	$16.6	$6.5

Market Hub — Owned 50%
Market Hub’s net income increased $13.0 million to $46.2 million for the nine-month period in 2007 compared to $33.2 million for the same period in 2006. The increase was primarily due to:
•	an $11.7 million increase in revenues primarily due to a $7.1 million increase in the demand for short-term interruptible storage services and a $4.4 million increase related to new firm storage revenues associated with the additional Egan storage capacity that was placed in service during the third quarter 2006, and

•	a $2.5 million decrease in operating expenses, primarily driven by a $2.2 million increase in fuel recovery and a $1.0 million reduction in property and other taxes due to the favorable resolution of ad valorem tax matters in 2007, partially offset by a $0.5 million increase related to the expansion project placed into service in the fourth quarter of 2006, partially offset by

•	a $0.9 million increase in depreciation primarily due to an Egan expansion project placed in service in 2006.
     Interest Income. The $2.8 million increase is due to interest earned on marketable securities purchased with a portion of the IPO proceeds.
     Interest Expense. The $4.6 million increase is due mainly to the term and revolver borrowings entered into on July 2, 2007.
     Income Tax Expense (Benefit). The Company’s income tax benefit for the nine months ended September 30, 2007 was $99.8 million compared to income tax expense of $8.8 million in the same period in 2006. In the third quarter of 2007, the Company recorded a one-time benefit of $110.5 million from the reversal of deferred federal income tax liabilities. This tax benefit is partially offset by higher earnings of East Tennessee in the 2007 period. Effective July 2, 2007, as a result of the Company’s master limited partnership structure, the Company is no longer subject to federal income taxes.
Cash Available for Distribution
     Cash Available for Distribution and Adjusted EBITDA are used as supplemental financial measures by management and external users of the Company’s financial statements, including investors. Cash Available for Distribution is defined as Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub, less net cash paid for interest expense (income), net and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Adjusted EBITDA is defined as net income plus interest expense, income taxes, and depreciation and amortization, less equity in earnings of Gulfstream and Market Hub, interest income, and other income and expenses, net, which primarily includes the non-cash allowance for funds used during construction (AFUDC).
     For Gulfstream and Market Hub, Cash Available for Distribution is defined as the Company’s share of Adjusted EBITDA less net cash paid for interest expense and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances.
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

     Significant drivers of variances in Cash Available for Distribution and Adjusted EBITDA between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and the scheduled payments of interest.
Calculation and Reconciliation of Non-GAAP “Cash Available for Distribution” and “Adjusted EBITDA”

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Net income	$134.3	$13.6	$175.1	$44.9
Add:
Interest expense	6.5	2.1	10.8	6.2
Income tax expense (benefit)	(110.4)	1.5	(99.8)	8.8
Depreciation and amortization	7.5	4.7	17.5	14.2
Less:
Interest income	2.8	—	2.8	—
Equity in earnings of Gulfstream	9.9	5.0	18.4	12.1
Equity in earnings of Market Hub	8.6	5.7	23.1	16.6
Other income, net	—	0.4	0.4	1.1

Adjusted EBITDA	16.6	10.8	58.9	44.3
Add:
Cash Available for Distribution from Gulfstream	14.0	9.5	25.9	20.0
Cash Available for Distribution from Market Hub	9.7	5.7	25.9	17.7
Less:
Cash paid for interest expense, net	1.0	—	5.2	4.3
Maintenance capital expenditures	2.2	1.9	8.4	8.0

Cash Available for Distribution	$37.1	$24.1	$97.1	$69.7

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution” to GAAP Net Cash Provided by Operating Activities

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Net cash provided by operating activities	$19.8	$30.8	$54.0	$59.7
Interest income	(2.8)	—	(2.8)	—
Interest expense	6.5	2.1	10.8	6.2
Income tax expense — current	0.2	1.3	5.0	(1.7)
Distributions received from Gulfstream	(5.4)	(12.3)	(9.1)	(17.9)
Changes in operating working capital and other	(1.7)	(11.1)	1.0	(2.0)

Adjusted EBITDA	16.6	10.8	58.9	44.3
Add:
Cash Available for Distribution from Gulfstream	14.0	9.5	25.9	20.0
Cash Available for Distribution from Market Hub	9.7	5.7	25.9	17.7
Less:
Cash paid for interest expense, net	1.0	—	5.2	4.3
Maintenance capital expenditures	2.2	1.9	8.4	8.0

Cash Available for Distribution	$37.1	$24.1	$97.1	$69.7

Gulfstream Calculation and Reconciliation of Non-GAAP “Cash Available for Distribution” and “Adjusted EBITDA”

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Gulfstream

Net income	$40.2	$20.4	$74.8	$49.5
Add:
Interest expense	12.0	12.2	36.2	36.6
Depreciation and amortization	7.5	7.6	22.7	22.8
Less:
Other income (expenses), net	0.6	0.4	1.8	(0.2)

Adjusted EBITDA — 100%	59.1	39.8	131.9	109.1
Less:
Cash paid for interest expense, net	1.1	0.9	25.3	26.9
Maintenance capital expenditures	0.7	0.1	0.9	0.5

Cash Available for Distribution — 100%	$57.3	$38.8	$105.7	$81.7

Adjusted EBITDA — 24.5%	$14.5	$9.8	$32.3	$26.7
Cash Available for Distribution — 24.5%	14.0	9.5	25.9	20.0
Market Hub Calculation and Reconciliation of Non-GAAP “Cash Available for Distribution” and “Adjusted EBITDA”

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Market Hub

Net income	$17.1	$11.2	$46.2	$33.2
Add:
Interest expense	0.9	1.1	2.9	1.6
Depreciation and amortization	2.4	1.9	6.6	5.7
Less:
Interest income	0.9	—	0.9	—
Other income (expenses), net	(0.1)	—	0.1	—

Adjusted EBITDA — 100%	19.6	14.2	54.7	40.5
Less:
Maintenance capital expenditures	0.3	2.9	2.9	5.1

Cash Available for Distribution — 100%	$19.3	$11.3	$51.8	$35.4

Adjusted EBITDA — 50%	$9.8	$7.1	$27.4	$20.3
Cash Available for Distribution — 50%	9.7	5.7	25.9	17.7

LIQUIDITY AND CAPITAL RESOURCES
     The Company’s ability to finance operations, fund capital expenditures and acquisitions, meet indebtedness obligations and refinance indebtedness will depend on the Company’s ability to generate cash in the future. Historically, the Company’s sources of liquidity included cash generated from operations, cash received from Gulfstream, external debt and funding from Spectra Energy. Market Hub was formerly a wholly owned subsidiary of Spectra Energy and did not make distributions to Spectra Energy, but it will now be required to make distributions of its available cash to its partners.
     The Company’s cash receipts were historically deposited in Spectra Energy’s bank accounts and cash disbursements were made from those accounts. Consequently, the Company’s historical financial statements reflect no cash balances. Cash transactions processed on the Company’s behalf by Spectra Energy were reflected in parent net investment as intercompany advances between the Company and Spectra Energy. The Company now maintains bank accounts but will continue to rely on Spectra Energy personnel to manage cash and investments through the Company’s management arrangements with Spectra Energy.
     The Company’s future sources of liquidity include cash generated from operations, cash distributions received from Gulfstream and Market Hub, borrowings under the new $500 million credit facility, cash realized from the liquidation of securities that are currently pledged under the new credit facility, issuances of additional partnership units and debt offerings.
Operating Cash Flows
     Net cash provided by operating activities decreased $5.7 million for the nine months ended September 30, 2007 compared to the same period in 2006. This decrease was driven primarily by lower distributions received from Gulfstream as a result of its Phase IV expansion cash requirements in periods prior to the Company’s IPO.
     Net working capital was $191.0 million as of September 30, 2007 (which includes $184.3 million of short-term investments pledged as collateral) as compared to negative $4.8 million as of December 31, 2006. The Company will rely upon cash flows from operations and financing transactions to fund its liquidity and capital requirements for the next 12 months.
Investing Cash Flows
     Cash flows used in investing activities totaled $218.2 million in the nine months ended September 30, 2007 compared to $69.7 million during the same period in 2006. This $148.5 million increase was driven primarily by:
•	net purchases of investment-grade securities totaling $184.3 million that are held as collateral for the term portion of the $500.0 million credit facility and

•	a $14.8 million increase in investment expenditures from infusions of capital to Gulfstream and Market Hub in 2007, partially offset by

•	a $50.8 million reduction in expansion capital expenditures in the 2007 period, primarily the result of the completion of the Jewell Ridge expansion project in the fourth quarter of 2006.
     Capital and investment expenditures for the nine months ended September 30, 2007 totaled $33.9 million and included $25.5 million for expansion projects and $8.4 million for maintenance projects. Since the completion of the Company’s IPO in July 2007, through September 30, 2007, capital and investment expenditures totaled $20.0 million and included $17.8 million for expansion projects and $2.2 million for maintenance projects. The Company projects total 2007 capital and investment expenditures of approximately $42.1 million, of which $33.5 million is expected to be invested in expansion projects and $8.6 million for maintenance and other projects. Given the Company’s objective of growth through acquisitions and expansions of existing assets, the Company anticipates continuing to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

Financing Cash Flows
     Prior to the completion of the IPO, all of the Company’s excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities. Cash flows provided by financing activities for the nine months ended September 30, 2007 totaled $181.5 million compared to $10.0 million for the nine months ended September 30, 2006. This $171.5 million increase was driven primarily by:
•	$309.0 million in issuances of long-term debt, net of redemptions in 2007, and

•	$230.0 million of net cash received upon issuance of common units to the public in the IPO, partially offset by

•	a cash distribution of $345.0 million to Spectra Energy on July 2, 2007 compared to transfers from Spectra Energy of $10.0 million in 2006, and

•	member’s dividends of $12.5 million in 2007.
     Credit Facility. Effective as of July 2, 2007, the Company, as guarantor, and Spectra Energy Partners OLP, LP, a subsidiary of Spectra Energy, entered into a five-year $500 million credit agreement that includes both term and revolving borrowing capacity, of which the Company borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO. See Note 10 of Notes to Consolidated Financial Statements for further discussion.
     Cash Distributions. On October 24, 2007, the Company announced that the board of directors of its general partner declared a third quarter cash distribution to the Company’s unitholders of $0.30 per unit for the period beginning with the closing of its IPO on July 2, 2007 through September 30, 2007. The cash distribution is payable on November 14, 2007 to unitholders of record at the close of business on November 2, 2007.
OTHER ISSUES
New Accounting Pronouncements
     See Note 13 of Notes to Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The Company’s exposure to market risk is described in “Quantitative and Qualitative Disclosures About Market Risk” in its Registration Statement on Form S-1, as amended, filed with the SEC on June 22, 2007. Management believes the exposure to market risk has not changed materially at September 30, 2007.
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

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
     As discussed in Note 2 of the Notes to Consolidated Financial Statements and in the Liquidity and Capital Resources section, certain management arrangements exist between the Company and Spectra Energy under which Spectra Energy provides administrative services to the Company, including services related to internal controls over financial reporting. In connection with the spin-off of Spectra Energy from Duke Energy, Spectra Energy created new corporate functions, including those that affect internal control over financial reporting. During 2007, as part of its analysis of internal control over financial reporting, Spectra Energy will maintain internal controls over corporate and other functions created as a result of the spin-off, including those for which Spectra Energy provides services to the Company, and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Energy’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 22, 2007, which could materially affect the Company’s financial condition or future results. There were no changes to those risk factors at September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 6. Exhibits.
(a) Exhibits

Exhibit
Number

10.1	First Amendment to Credit Agreement, dated as of September 30, 2007, by and among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (previously filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated October 11, 2007).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP By: Spectra Energy Partners (DE) GP, LP, its general partner By: Spectra Energy Partners GP, LLC, its general partner
Date: November 14, 2007	/s/ C. Gregory Harper
C. Gregory Harper
President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: November 14, 2007	/s/ Lon C. Mitchell, Jr.
Lon C. Mitchell, Jr.
Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC