Form 10-K
period 2007-12-31
Spectra Energy Partners, LP
filed 2008-03-25
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33556

SPECTRA ENERGY PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5400 Westheimer Court, Houston, Texas (Address of principal executive offices)	41-2232463 (I.R.S. Employer Identification No.) 77056 (Zip Code)

713-627-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2007: $327,000,000.

At March 06, 2008, there were 44,640,245 Common Units, 21,638,730 Subordinated Units and 1,352,421 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements that are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates;

•	general economic conditions, including any potential effects arising from terrorist attacks and any consequential hostilities or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general economic conditions;

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission and storage facilities;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by the forward-looking statements; and

•	the ability to successfully complete merger, acquisition or divestiture plans; regulatory or other limitations imposed as a result of a merger, acquisition or divestiture; and the success of the business following a merger, acquisition or divestiture.

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

PART I

Item 1.	Business.

General

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates (collectively, Spectra Energy Partners), is engaged in the transportation of natural gas through interstate pipeline systems with approximately 2,100 miles of pipelines that serve the southeastern United States, and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 35 billion cubic feet (Bcf) that are located in southeast Texas and in south central Louisiana. Spectra Energy Partners, LP is a Delaware master limited partnership formed on March 19, 2007.

Spectra Energy Partners transports and stores natural gas for a broad mix of customers, including local gas distribution companies, or LDCs, municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers. In addition to serving directly connected Southeastern markets, Spectra Energy Partners’ pipeline and storage systems have access to customers in the Mid-Atlantic, Northeastern and Midwestern regions of the United States through numerous interconnections with major pipelines. Spectra Energy Partners’ rates are regulated under Federal Energy Regulatory Commission (FERC) rate-making policies, and, in the case of the storage facility in Texas, by the Texas Railroad Commission (TRC).

The operations and activities of Spectra Energy Partners are managed by its general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly-owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the New York Stock Exchange under the symbol “SE.”

Initial Public Offering

On July 2, 2007, immediately prior to the closing of Spectra Energy Partners’ initial public offering (IPO), Spectra Energy contributed to Spectra Energy Partners 100% of the ownership of East Tennessee Natural Gas, LLC (East Tennessee), 50% of the ownership of Market Hub Partners Holding (Market Hub), formerly Market Hub Partners Holding, LLC, and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Spectra Energy indirectly owned 100% of Spectra Energy Partners prior to the closing of the IPO. On July 2, 2007, Spectra Energy Partners issued 11.5 million common units to the public, representing 17% of its outstanding equity. Spectra Energy retained an 83% equity interest in Spectra Energy Partners, including common units, subordinated units and a 2% general partner interest.

East Tennessee

General

Spectra Energy Partners owns and operates 100% of the approximately 1,400-mile East Tennessee interstate natural gas transportation system, which extends from central Tennessee eastward into southwest Virginia and northern North Carolina, and southward into northern Georgia. East Tennessee supports the energy demands of the Southeast and Mid-Atlantic regions of the United States through connections to 19 receipt points and more than 175 delivery points and market delivery capability of approximately 1.3 billion cubic feet per day (Bcf/d) of natural gas. East Tennessee also owns and operates a liquefied natural gas (LNG) storage facility in Kingsport, Tennessee with working gas storage capacity of approximately 1.1 Bcf and regasification capability of 150 million cubic feet per day (MMcf/d).

Customers and Contracts

East Tennessee’s customers include LDCs, utilities, industrial companies, natural gas marketers and producers and electric power generators. East Tennessee’s three largest customers in 2007 were Atmos Energy Corporation, CNX Gas Company LLC and KGen Murray I and II LLC, which accounted for approximately 13%, 11% and 11%, respectively, of East Tennessee’s revenues.

East Tennessee contracts with its customers to provide firm and interruptible transportation services. Payments under these services are based on the volume of capacity reserved on the system regardless of the capacity actually used, plus a variable charge based on the volume of natural gas actually transported. As a result, firm transportation revenues typically remain relatively constant over the term of the contract. Maximum and minimum rates for services are governed by East Tennessee’s FERC-approved natural gas tariff.

In 2005, East Tennessee entered into a rate settlement with its customers which established new base rates under the tariff. The 2005 rate settlement provides rate certainty through the settlement’s expiration in 2010, at which time East Tennessee’s rates will remain the same, subject to further negotiation or the filing of a rate case. Neither regulation nor the terms of the settlement require East Tennessee to file a rate case at any time.

East Tennessee also provides interruptible transportation services under which gas is transported for customers when operationally feasible and customers pay only for the actual volume of gas transported. Under all contracts, East Tennessee retains, at no cost, a fixed percentage of the natural gas it transports in order to supply the fuel needed for natural gas compression on the system.

As of December 31, 2007, East Tennessee’s firm transportation and storage contracts had a weighted average remaining life of approximately nine years. For the year ended December 31, 2007, 98% of East Tennessee’s revenues were derived from capacity reservation charges under firm contracts (including LNG storage services), with the remainder representing variable usage fees under firm and interruptible transportation contracts.

Source of Supply

Although East Tennessee does not own the natural gas transported or stored on its system, gas supply attachments are a critical factor for East Tennessee’s customers. The majority of the gas supply benefiting East Tennessee’s customers comes from the Gulf Coast region through Tennessee Gas Pipeline Company, as well as through Texas Eastern Transmission, L.P. (Texas Eastern Transmission), a subsidiary of Spectra Energy, and to a lesser degree Southern Natural Gas Company and Columbia Gulf Transmission Company. East Tennessee’s customers also receive natural gas supply from the Appalachian region through several producers and also recently began to receive natural gas supply through the Jewell Ridge Lateral that connects to Appalachian supply basins. Natural gas withdrawn from East Tennessee’s LNG storage facility and other on-system storage fields, including Spectra Energy’s Saltville natural gas storage facility, provide East Tennessee’s customers with additional supply sources used to supplement supplies during periods of peak demand.

Competition

The mountainous geography of the regions served by East Tennessee creates natural barriers to entry that make competition from new pipeline entrants difficult and expensive. As a result, East Tennessee is the sole source of interstate natural gas transportation for many of the firm capacity customers that transport natural gas on East Tennessee. At both ends of East Tennessee’s system, it is subject to competition from other pipelines.

Natural gas is in direct competition with electricity for residential and commercial heating demand in East Tennessee’s market area. While this competition does not directly affect its firm sales, its LDC customers’ growth is partially dependent upon the installation of natural gas furnaces in new home construction. Although substitution of electric heat for natural gas heat could have a long-term effect on its customers’ demand requirements, East Tennessee has already benefited from the addition of new natural gas fired electric generation constructed in proximity to the pipeline.

An increase in competition in the region served by East Tennessee could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, the ability to offer service from multiple storage or production locations, and the cost of service and rates offered by East Tennessee’s competitors.

Gulfstream

General

Spectra Energy Partners owns a 24.5% interest in the approximate 700-mile Gulfstream interstate natural gas transportation system which extends from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico and into Florida. The Gulfstream pipeline currently includes approximately 242 miles of onshore pipeline in Florida, 15 miles of onshore pipeline in Alabama and Mississippi, and 435 miles of offshore pipeline in the Gulf of Mexico. Gulfstream’s facilities also include gas treatment facilities and a compressor station in Coden, Alabama. Gulfstream supports the south and central Florida markets through its connection to seven receipt points and 19 delivery points and has market delivery capability of approximately 1.1 Bcf/d of natural gas. Spectra Energy and The Williams Companies, Inc. (Williams) own the remaining 25.5% and 50% interests in Gulfstream, respectively, and jointly operate the system.

Customers, Contracts and Supply

In 2007, Florida Power & Light Company, Florida Power Corporation and Tampa Electric Company and its affiliates accounted for approximately 50%, 22% and 10%, respectively, of Gulfstream’s revenues.

Gulfstream provides firm and interruptible transportation services, interruptible park and loan services, and operational balancing agreements to resolve any differences between scheduled and actual receipts and deliveries. All of Gulfstream’s firm transportation contracts include negotiated rates through the life of the contract. These negotiated rates are currently less than the maximum applicable recourse rate allowed by FERC.

As of December 31, 2007, Gulfstream’s firm transportation and storage contracts had a weighted average remaining life of 19 years. For the year ended December 31, 2007, 93% of Gulfstream’s revenues were derived from capacity reservation charges under firm contracts, 3% of revenues were derived from variable usage fees under firm contracts and 4% of revenues were derived from interruptible transportation contracts.

Gulfstream shippers increasingly have the option of buying natural gas supplies from a wide range of producers in the Eastern Gulf of Mexico and from onshore sites along the entire Gulf Coast. Gulfstream is interconnected to processing plants and supply pipelines in the Mobile Bay area. Currently, shippers have the ability to source supply at seven access points. In addition, anticipated increasing LNG imports along the Gulf Coast should further diversify the gas supplies available to Gulfstream’s customers, potentially offsetting some of the risks associated with offshore Gulf of Mexico natural gas production.

In the summer of 2008, Gulfstream shippers expect to have access to supplies delivered by Spectra Energy’s Southeast Header Supply, LLC (SESH) joint venture. SESH will originate in Perryville, LA and interconnect with Gulfstream near Coden, Alabama.

Competition

Within the Florida market for natural gas, Gulfstream competes with other pipelines that transport and supply natural gas to end-users. Gulfstream’s competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by Gulfstream. Gulfstream’s most direct competitor is Florida Gas Transmission Company, a subsidiary of Citrus Corp.

An increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, access to natural gas storage, the cost of service and rates, and the terms of service offered.

Market Hub

General

Spectra Energy Partners owns a 50% interest in Market Hub, which owns and operates two high-deliverability salt cavern natural gas storage facilities — the Egan facility and the Moss Bluff facility. These storage facilities are capable of being fully or partially filled and depleted, or “cycled,” multiple times per year. Market Hub’s storage facilities offer access to natural gas supplies from Texas, Louisiana and growing imports of LNG to the Gulf Coast, and each facility interconnects with Spectra Energy’s Texas Eastern Transmission system. Spectra Energy owns the remaining 50% interest in Market Hub and operates the system.

The Egan storage facility, located in Acadia Parish, Louisiana, has a working gas capacity of approximately 20 Bcf, and includes a 38-mile pipeline system that interconnects with seven major pipeline systems. Egan offers access to Gulf Coast, Midwest, Southeast and Northeast markets.

The Moss Bluff storage facility, located in Liberty County, Texas, has a working gas capacity of approximately 15 Bcf, and includes a 20-mile pipeline system that interconnects with five major pipeline systems. Moss Bluff offers access to Texas, Northeast and Midwest markets.

Customer, Contracts and Supply

Market Hub provides storage services to a broad mix of customers including marketers, electric power generators, gas producers, pipelines and LDCs. In 2007, Spectra Energy accounted for 11% of Market Hub’s revenues.

Market Hub provides firm storage, park and loan services and wheeling. Under firm storage contracts, customers pay a reservation rate for the right to inject, withdraw and store a specified volume of natural gas. Under park and loan contracts, customers pay for the interruptible right to park (store) or loan (borrow) gas for a specific period of time. Customers who desire to wheel gas through a Market Hub facility pay for the interruptible right to receive natural gas at one interconnecting pipeline on the storage facility header system and have it simultaneously delivered to a different interconnecting pipeline on the storage facility header system.

As of December 31, 2007, Market Hub’s firm storage contracts had an average remaining life of approximately three years, which is typical of the shorter contract life of storage systems as compared to transportation systems. For the year ended December 31, 2007, approximately 83% of Market Hub’s revenues were derived from capacity reservation fees under firm storage contracts, with the remaining 17% primarily from interruptible storage contracts, including park and loan services, and wheeling.

Egan has aggregate receipt capacity from major interconnecting pipelines of approximately 3.5 Bcf/d compared to an injection capability of 1.3 Bcf/d. Moss Bluff has aggregate receipt capacity from major interconnecting pipelines of approximately 1.7 Bcf/d compared to an injection capability of 0.6 Bcf/d. Egan has access to major interstate pipelines, while Moss Bluff has access to major interstate and intrastate pipelines. This level of supply connectivity gives customers access to a broad range of natural gas supply sources from existing onshore and offshore Gulf Coast and Mid-Continent production areas as well as future LNG supplies.

Competition

Market Hub competes with several regional storage facilities along the Gulf Coast as well as the storage services offered by interstate and intrastate pipelines that serve the same markets as Market Hub. The principal elements of competition among storage facilities are rates, terms of service, types of service, deliverability, supply and market access, and flexibility and reliability of service. An increase in competition in the market could arise from new ventures or expanded operations from existing competitors.

Contract Mix Summary

Spectra Energy Partners competes for transportation and storage customers based on the specific type of service a customer needs, operating flexibility, available capacity and price. As noted previously, Spectra Energy Partners provides a significant portion of its transportation and storage services through firm contracts and derives a smaller portion of revenues through interruptible contracts, seeking to maximize the portion of physical capacity sold under firm contracts. To the extent that physical capacity that is contracted for firm service is not being fully utilized, Spectra Energy Partners can contract such capacity for interruptible service. The table below summarizes certain information regarding contracts and revenues as of and for the year ended December 31, 2007:

				% of Physical
	Revenue Composition%			Capacity
	Firm Contracts			Subscribed	Weighted Average
	Capacity	Variable	Interruptible	Under	Remaining Contract
Asset	Reservation Fees	Fees	Contracts	Firm Contracts	Life (in years)(a)

East Tennessee	98%	1%	1%	96%	9
Gulfstream	93	3	4	68	19
Market Hub	83	—	17	100	3

(a)	The average life of each contract is calculated based on contract revenues.

Pending Acquisition

In December 2007, Spectra Energy Partners announced an agreement to acquire Virginia-based Saltville Gas Storage Company, L.L.C. (Saltville) and the P-25 Pipeline from Spectra Energy for $107 million, consisting of newly issued partnership units and approximately $5 million in cash. Saltville assets include three separate natural gas storage facilities with approximately 5.5 Bcf of working capacity. The P-25 Pipeline is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 Mmcf/d. The transaction is expected to close during the second quarter of 2008, pending required regulatory approvals.

Supplies and Raw Materials

Spectra Energy Partners purchases a variety of manufactured equipment and materials for use in operations and expansion projects. The primary equipment and materials utilized in operations and project execution processes are steel pipe, compression engines, valves, fittings, gas meters and other consumables.

Spectra Energy Partners utilizes Spectra Energy’s supply chain management function which operates a North American supply chain management network with employees dedicated to this function in the United States and Canada. The supply chain management group uses the scale of Spectra Energy to maximize the efficiency of supply networks where applicable.

Global growth in the energy sector, particularly in North America, and rising international demand have led to increased demand levels and increased costs of steel used in certain of the manufactured equipment required by Spectra Energy Partners’ operations. While some of these increases in price and supplier capacity will be offset through the use of strategic supplier contracts, Spectra Energy Partners expects stable to rising prices and constant to extended lead times for many of these products in 2008 through 2010 compared to the previous three year period. The increasing costs and extended lead times are expected to primarily affect Spectra Energy Partners’ expansion project program. There can be no assurance that the ability to obtain sufficient equipment and materials will not be adversely affected by unforeseen developments. In addition, the price of equipment and materials may vary, perhaps substantially, from year to year.

Regulations

Spectra Energy Partners’ interstate gas transmission pipeline and storage operations, with the exception of Moss Bluff, are regulated by the FERC. The FERC regulates natural gas transportation in U.S. interstate commerce including the establishment of rates for services. The FERC also regulates the construction of U.S. interstate pipelines and storage facilities including extension, enlargement and abandonment of facilities. In addition, the Moss Bluff intrastate storage operations are subject to oversight by the TRC.

FERC regulations restrict U.S. interstate pipelines from sharing transmission or customer information with marketing affiliates and require that U.S. interstate pipelines function independently of their marketing affiliates.

The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transportation of gas by intrastate pipelines.

Spectra Energy Partners’ gas transmission operations are subject to the jurisdiction of various federal, state and local environmental agencies. See “Environmental Matters” for a discussion of environmental regulation. Spectra Energy Partners’ interstate natural gas pipelines are also subject to the regulations of the Department of Transportation (DOT) concerning pipeline safety.

Under current policy, the FERC permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability company interests, the tax allowance will reflect the actual or potential income tax liability on FERC jurisdictional income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. This policy was recently upheld by the Court of Appeals for the District of Columbia Circuit. Whether the owners of a pipeline or storage company have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In a future rate case, the pipelines and storage companies in which Spectra Energy Partners owns an interest may be required to demonstrate the extent to which inclusion of an income tax allowance in the company’s cost-of-service is permitted under the current income tax allowance policy. Egan and Moss Bluff have authority to charge market-based rates and therefore this tax allowance issue does not affect the rates that they charge their customers.

Environmental Matters

Spectra Energy Partners is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations often impose substantial testing and certification requirements.

Environmental laws and regulations affecting Spectra Energy Partners include, but are not limited to:

•	The Clean Air Act, or CAA, and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Spectra Energy Partners’ natural gas transmission and storage assets are considered sources of air emissions and thus are subject to the CAA. Owners and/or operators of air emission sources, such as Spectra Energy Partners, are responsible for obtaining permits for existing and new sources of air emissions and for annual compliance and reporting.

•	The Federal Water Pollution Control Act, which requires permits for facilities that discharge wastewaters into the environment. The Oil Pollution Act (OPA), was enacted in 1990 and amends parts of the Clean Water Act and other statutes as they pertain to the prevention of and response to oil spills. OPA imposes certain spill prevention, control and countermeasure requirements. Although Spectra Energy Partners is primarily a natural gas business, OPA affects its business primarily because of the presence of liquid hydrocarbons (condensate) in its offshore pipeline.

•	The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime. As part of its business, Spectra Energy Partners generates solid waste within the scope of these regulations and therefore must comply with such regulations.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental effects in their decisions, including siting approvals. Many of Spectra Energy Partners’ projects require federal agency review, and therefore the environmental effect of proposed projects is a factor in determining whether Spectra Energy Partners will be permitted to complete proposed projects.

For more information on environmental matters involving Spectra Energy Partners, including possible liability and capital costs, see Item 8. Financial Statements and Supplementary Data, Note 12 of Notes to Consolidated Financial Statements.

Except to the extent discussed in Note 12, compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Spectra Energy Partners and is not expected to have a material adverse effect on Spectra Energy Partners’ competitive position, consolidated results of operations, financial position or cash flows.

Employees

Spectra Energy Partners does not have any employees. Spectra Energy Partners is managed by the directors and officers of its general partner. Spectra Energy Partners’ general partner or its affiliates currently employ 62 people who spend at least a majority of their time operating the East Tennessee facilities and 5 people who are primarily dedicated to Spectra Energy Partners. Market Hub is operated by Spectra Energy pursuant to an operating and maintenance agreement and the employees who operate the Market Hub assets are therefore not included in the above numbers. Gulfstream is operated by Spectra Energy (with respect to business functions) and Williams (with respect to technical functions) pursuant to an operating and maintenance agreement, and therefore, the employees who operate the Gulfstream assets are not included in the above numbers.

Additional Information

Spectra Energy Partners was formed on March 19, 2007 as a Delaware master limited partnership. Its principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056 and its telephone number is 713-627-5400. Spectra Energy Partners electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Spectra Energy Partners files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Spectra Energy Partners, including its reports filed with the SEC, is available through Spectra Energy Partners’ web site at http://www.spectraenergypartners.com. Such reports are accessible at no charge through Spectra Energy Partners’ web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Spectra Energy Partners’ website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Glossary

Terms used to describe Spectra Energy Partners’ business are defined below.

Allowance for Funds Used During Construction (AFUDC).  An accounting convention of regulators that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in the property accounts and included in income.

Available Cash:  For any quarter ending prior to liquidation:

(a) the sum of:

(1) all cash and cash equivalents of Spectra Energy Partners and its subsidiaries on hand at the end of that quarter; and

(2) if Spectra Energy Partners’ general partner so determines all or a portion of any additional cash or cash equivalents of Spectra Energy Partners and its subsidiaries on hand on the date of determination of Available Cash for that quarter;

(b) less the amount of cash reserves established by Spectra Energy Partners’ general partner to:

(1) provide for the proper conduct of the business of Spectra Energy Partners and its subsidiaries (including reserves for future capital expenditures and for future credit needs of Spectra Energy Partners and its subsidiaries) after that quarter;

(2) comply with applicable law or any debt instrument or other agreement or obligation to which Spectra Energy Partners or any of its subsidiaries is a part or its assets are subject; and

(3) provide funds for minimum quarterly distributions and cumulative common unit arrearages for any one or more of the next four quarters; provided, however, that Spectra Energy Partners’ general partner may not establish cash reserves pursuant to clause (b)(3) immediately above unless Spectra Energy Partners’ general partner has determined that the establishment of reserves will not prevent Spectra Energy Partners from distributing the minimum quarterly distribution on all common units and any cumulative common unit arrearages thereon for that quarter; and provided, further, that disbursements made by Spectra Energy Partners or any of Spectra Energy Partners’ subsidiaries or cash reserves established, increased or reduced after the end of that quarter but on or before the date of determination of Available Cash for that quarter shall be deemed to have been made, established, increased or reduced, for purposes of determining Available Cash, within that quarter if Spectra Energy Partners’ general partner so determines.

British Thermal Unit (Btu).  A standard unit for measuring thermal energy or heat commonly used as a gauge for the energy content of natural gas and other fuels.

Cubic Foot (cf).  The most common unit of measurement of gas volume; the amount of natural gas required to fill a volume of one cubic foot under stated conditions of temperature, pressure and water vapor.

Derivative.  A financial instrument or contract in which the price is based on the value of underlying securities, equity indices, debt instruments, commodities or other benchmarks or variables. Often used to hedge risk, derivatives involve the trading of rights or obligations, but not the direct transfer of property.

Cumulative Common Unit Arrearage.  The amount by which the minimum quarterly distribution for a quarter during the subordination period exceeds the distribution of Available Cash from operating surplus actually made for that quarter on a common unit, cumulative for that quarter and all prior quarters during the subordination period.

Environmental Protection Agency (EPA).  The U.S. agency that is responsible for researching and setting national standards for a variety of environmental programs, and delegates to states the responsibility for issuing permits and for monitoring and enforcing compliance.

Federal Energy Regulatory Commission (FERC).  The U.S. agency that regulates the transportation of electricity and natural gas in interstate commerce and authorizes the buying and selling of energy commodities at market-based rates.

Liquefied Natural Gas (LNG).  Natural gas that has been converted to a liquid by cooling it to minus 260 degrees Fahrenheit.

Local Distribution Company (LDC).  A company that obtains the major portion of its revenues from the operations of a retail distribution system for the delivery of gas for ultimate consumption.

Operating Expenditures.  All of Spectra Energy Partners’ expenditures and expenditures of Spectra Energy Partners’ subsidiaries, including, but not limited to, taxes, payments to the general partner for reimbursements of expenses incurred by the general partner on Spectra Energy Partners’ behalf, non-pro rata purchases of units, interest payments, payments made in the ordinary course of business under interest rate swap agreements and commodity hedge contracts and maintenance capital expenditures, subject to the following:

(a) Payments (including prepayments) of principal of and premium on indebtedness will not constitute operating expenditures.

(b) Operating expenditures will not include:

(1) expansion capital expenditures;

(2) payment of transaction expenses (including taxes) relating to interim capital transactions;

(3) distributions to unitholders; and

(4) non-pro rata purchases of units of any class made with the proceeds of an interim capital transaction.

Where capital expenditures consist of both maintenance capital expenditures and expansion capital expenditures, the general partner, with the concurrence of the Board of Directors of the General Partner’s conflicts committee (the Conflicts Committee), shall determine the allocation between the amounts paid for each.

Operating Surplus.  For any period prior to liquidation, on a cumulative basis and without duplication:

(a) the sum of:

(1) all cash receipts of Spectra Energy Partners, LP and Spectra Energy Partners’ subsidiaries for the period beginning on the closing date of Spectra Energy Partners’ initial public offering and ending with the last day of the period, other than cash receipts from interim capital transactions; and

(2) an amount equal to the sum of (A) two times the amount needed for any one quarter for Spectra Energy Partners to pay the minimum quarterly distribution on all units (including the general partner units) and (B) two times the amount in excess of the minimum quarterly distribution for any quarter to pay a distribution on all Common Units at the same per unit amount as was distributed on the Common Units in excess of the minimum quarterly distribution in the immediately preceding quarter, provided the amount in (B) will be deemed to be Operating Surplus only to the extent that the distribution paid in respect of such amounts is paid on Common Units, less

(b) the sum of:

(1) operating expenditures for the period beginning on the closing date of Spectra Energy Partners’ initial public offering and ending with the last day of that period; and

(2) the amount of cash reserves (or Spectra Energy Partners’ proportionate share of cash reserves in the case of subsidiaries that are not wholly owned) established by Spectra Energy Partners’ general partner to provide funds for future operating expenditures; provided however, that disbursements made (including contributions to Spectra Energy Partners or Spectra Energy Partners’ subsidiaries or disbursements on behalf of Spectra Energy Partners or Spectra Energy Partners’ subsidiaries) or cash reserves established, increased or reduced after the end of that period but on or before the date of determination of Available Cash for that period shall be deemed to have been made, established, increased or reduced for purposes of determining operating surplus, within that period if Spectra Energy Partners’ general partner so determines.

Subordination Period.  The subordination period began with the closing of the initial public offering on July 2, 2007, and will last until the first to occur of the following dates:

(a) The first day of any quarter beginning after June 30, 2010 in respect of which each of the following tests are met:

(1) distribution of Available Cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

(2) the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

(3) there are no outstanding cumulative common units arrearages.

(b) The first date after Spectra Energy Partners has earned and paid at least $0.45 per quarter (150% of the minimum quarterly distribution of $0.30 per quarter, which is $1.80 on an annualized basis) on each outstanding limited partner unit and general partner unit for any four consecutive quarters ending on or after June 30, 2008; and

(c) The date on which the general partner is removed as Spectra Energy Partners’ general partner upon the requisite vote by the limited partners under circumstances where cause does not exist and units held by Spectra Energy Partners’ general partner and its affiliates are not voted in favor of the removal.

When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.

Throughput.  The amount of natural gas transported through a pipeline system.

Transmission System.  An interconnected group of natural gas pipelines and associated facilities for transporting natural gas in bulk between points of supply and delivery points to industrial customers, LDCs, or for delivery to other natural gas transmission systems.

Item 1A.	Risk Factors.

Discussed below are the more significant risk factors relating to Spectra Energy Partners.

Risks Related to Spectra Energy Partners’ Business

Spectra Energy Partners may not have sufficient cash from operations to enable it to make cash distributions to holders of common and subordinated units.

In order to make cash distributions at the minimum distribution rate of $0.30 per common unit per complete quarter, or $1.20 per unit per year, it will require Available Cash of approximately $20.3 million per quarter, or $81.2 million per year, depending on the actual number of common units and subordinated units outstanding. Spectra Energy Partners may not have sufficient Available Cash from operating surplus each quarter to enable it to make cash distributions at the minimum distribution rate. The amount of cash Spectra Energy Partners can distribute on its units principally depends upon the amount of cash it generates from operations, which will fluctuate based on, among other things:

•	the rates charged for transportation and storage services, and the volumes of natural gas customers transport and store;

•	the overall demand for natural gas in the Southeastern and Mid-Atlantic regions of the United States and the quantities of natural gas available for transport, especially from the Gulf of Mexico, Appalachian and Mid-Continent areas;

•	regulatory action affecting the demand for natural gas, the supply of natural gas, the rates Spectra Energy Partners can charge, contracts for services, existing contracts, operating costs and operating flexibility;

•	regulatory and economic limitations on the development of LNG import terminals in the Gulf Coast region;

•	successful development of LNG import terminals in the eastern or northeastern United States, which could reduce the need for natural gas to be transported on the East Tennessee pipeline system and for the development of additional natural gas storage capacity in the Gulf Coast region; and

•	the level of operating and maintenance, and general and administrative costs.

In addition, the actual amount of cash available for distribution will depend on other factors, some of which are beyond Spectra Energy Partners’ control, including:

•	the level of capital expenditures to complete construction projects;

•	the cost and form of payment of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the ability to borrow funds and access capital markets;

•	restrictions on distributions contained in debt agreements; and

•	the amount of cash reserves established by Spectra Energy Partners’ general partner.

Gulfstream and Market Hub are controlled by Spectra Energy and other third parties who are responsible for the management and operations of those assets. As a result, Spectra Energy Partners cannot control the amount of cash that will be received from Gulfstream and Market Hub, and Spectra Energy Partners may be required to contribute significant cash to fund their operations.

Market Hub and Gulfstream are expected to generate approximately one-half of the cash Spectra Energy Partners distributes. Spectra Energy operates Market Hub and the operation of Gulfstream is shared between Spectra Energy and Williams. Accordingly, Spectra Energy Partners does not control the amount of cash distributed to Spectra Energy Partners nor does Spectra Energy Partners control ongoing operational decisions, including the incurrence of capital expenditures that Spectra Energy Partners may be required to fund.

Spectra Energy Partners’ lack of control over the operations of Gulfstream and Market Hub may mean that Spectra Energy Partners does not receive the amount of cash it expects to be distributed. This may require that Spectra Energy Partners provide additional capital, and these contributions may be material. This lack of control may significantly and adversely affect the ability to distribute cash.

Natural gas transportation and storage operations are subject to regulation by FERC, which could have an adverse effect on the ability to establish transportation and storage rates that would allow Spectra Energy Partners to recover the full cost of operating its pipelines, including a reasonable return, and its ability to make distributions.

Spectra Energy Partners’ interstate natural gas transportation and storage operations are subject to federal, state and local regulatory authorities. Specifically, the natural gas pipeline systems and certain of the storage facilities and related assets are subject to regulation by FERC. Its authority to regulate natural gas pipeline transportation services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters.

In addition, Spectra Energy Partners cannot give any assurance regarding the likely future regulations under which it will operate its natural gas transportation and storage businesses or the effect such regulation could have on business, financial condition, results of operations and the ability to make distributions.

Certain transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if the cost to perform services exceeds the revenues received from such contracts, and, as a result, Spectra Energy Partners’ costs could exceed revenues received under these contracts.

Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service. For 2007, all of Gulfstream’s firm revenues were derived from such negotiated rate contracts and approximately 37% of East Tennessee’s firm revenues were derived from capacity reservation charges under negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that Gulfstream’s and East Tennessee’s costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from Gulfstream and East Tennessee.

Market Hub’s right to charge “market-based rates” at one of its facilities is subject to the continued existence of certain conditions related to the competitive position of Market Hub and, if those conditions change, the right to charge “market-based rates” could be terminated.

Certain of the rates charged by Market Hub are regulated by FERC pursuant to its “market-based rate” policy, which allows regulated storage companies to charge rates above those which would be permitted under traditional cost-of-service regulation. The right of Market Hub to charge market-based rates is based upon determinations by FERC that it does not have market power in the relevant market areas it serves. This determination of a lack of market power is subject to review and revision by FERC if circumstances change. In the event of an adverse determination concerning market power with respect to Market Hub, its rates could become subject to cost-of-service regulation which could have adverse consequences for the cash flow of Market Hub.

Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial effect on Spectra Energy Partners.

Spectra Energy Partners competes primarily with other interstate and intrastate pipelines and storage facilities in the transportation and storage of natural gas. Some of Spectra Energy Partners’ competitors have greater financial resources and access to greater supplies of natural gas than Spectra Energy Partners does. Some of these competitors may expand or construct transportation and storage systems that would create additional competition for the services Spectra Energy Partners provides to its customers. Moreover, Spectra Energy and its affiliates are not limited in their ability to compete with Spectra Energy Partners. Further, natural gas also competes with other forms of energy available to Spectra Energy Partners’ customers, including electricity, coal and fuel oils.

The principal elements of competition among natural gas transportation and storage assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. FERC’s policies promoting competition in natural gas markets are having the effect of increasing the natural gas transportation and storage options for Spectra Energy Partners’ traditional customer base. As a result, Spectra Energy Partners could experience some “turnback” of firm capacity as existing agreements expire. If East Tennessee, Gulfstream or Market Hub are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported or stored by Spectra Energy Partners’ systems or, in cases where Spectra Energy Partners does not have long-term fixed rate contracts, could force Spectra Energy Partners to lower its transportation or storage rates. Competition could intensify the negative effect of factors that significantly decrease demand for natural gas in the markets served by Spectra Energy Partners’ pipeline systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. The ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of competitors. All of these competitive pressures could have a material adverse effect on Spectra Energy Partners’ business, financial condition, results of operations, and ability to make distributions.

Any significant decrease in supplies of natural gas in Spectra Energy Partners’ areas of operation could adversely affect business and operating results, and reduce cash available for distribution.

All of Spectra Energy Partners’ businesses are dependent on the continued availability of natural gas production and reserves. Low prices for natural gas or regulatory limitations could adversely affect development of additional reserves and production that is accessible by Spectra Energy Partners’ pipeline and storage assets. Production from existing wells and natural gas supply basins with access to Spectra Energy Partners’ pipelines will naturally decline over time. Additionally, the amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase throughput on Spectra Energy Partners’ pipelines and cash flows associated with the transportation of gas, Spectra Energy Partners’ customers must continually obtain new supplies of natural gas.

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, the overall volume of natural gas transported and stored on Spectra Energy Partners’ systems would decline, which could have a material adverse effect on Spectra Energy Partners’ business, financial condition, results of operations and ability to make distributions.

The failure of LNG import terminals to be successfully developed in the Gulf Coast region or the successful development of LNG import terminals outside Spectra Energy Partners’ areas of operations could reduce the demand for Spectra Energy Partners’ services.

Imported LNG is expected to be a significant component of future natural gas supply to the United States. Much of this increase in LNG supplies is expected to be imported through new LNG facilities to be developed over the next decade, and the Gulf Coast region is expected to be the region that will attract a majority of these projects. According to FERC’s Office of Energy Projects, as of January 14, 2008, there were two LNG terminals operating in the Gulf Coast region and of the 19 applications filed with U.S. federal agencies for additional LNG terminals in the Gulf Coast region, 17 had been approved. Spectra Energy Partners cannot predict which, if any, of these projects will be constructed. Spectra Energy Partners may not realize expected increases in future natural gas supply available for transportation and storage on its systems due to factors including:

•	new projects may fail to be developed;

•	new projects may not be developed at their announced capacity;

•	development of new projects may be significantly delayed;

•	new projects may be built in locations that are not connected to Spectra Energy Partners’ systems; or

•	new projects may not influence sources of supply on Spectra Energy Partners’ systems.

Similarly, the development of new, or expansion of existing, LNG facilities outside Spectra Energy Partners’ areas of operations, or in an area with a direct connection into the Florida market served by Gulfstream, could reduce the need for customers to transport natural gas from the Gulf Coast and Appalachian regions, as well as other supply basins connected to Spectra Energy Partners’ pipelines. This could reduce the amount of natural gas transported by Spectra Energy Partners’ pipelines and the demand for Spectra Energy Partners’ storage facilities.

If the expected increase in natural gas supply from imported LNG is not realized in Spectra Energy Partners’ areas of operation, the future overall volume of natural gas transported and stored on Spectra Energy Partners’ systems could decline, which could have a material adverse effect on Spectra Energy Partners’ business, financial condition, results of operations and ability to make distributions.

Spectra Energy Partners may not be able to maintain or replace expiring natural gas transportation and storage contracts at favorable rates.

Spectra Energy Partners’ primary exposure to market risk occurs at the time existing transportation and storage contracts expire and are subject to renegotiation and renewal. A portion of the revenue generated by Spectra Energy Partners’ systems in 2007 is attributable to firm capacity reservation fees that are set to expire on or prior to December 31, 2010. For Gulfstream, East Tennessee and Market Hub, those portions were 0%, 37%, and 68%, respectively. Upon expiration, Spectra Energy Partners may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis.

The extension or replacement of existing contracts depends on a number of factors beyond Spectra Energy Partners’ control, including:

•	the level of existing and new competition to deliver natural gas to Spectra Energy Partners’ markets;

•	the growth in demand for natural gas in Spectra Energy Partners’ markets;

•	whether the market will continue to support long-term contracts;

•	whether Spectra Energy Partners’ business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

According to the Energy Information Administration (EIA), overall demand for natural gas consumption in the markets Spectra Energy Partners serves is expected to grow by approximately 2.1% per year for the period from 2007-2012. Spectra Energy Partners believes this growth will be driven by the construction of new natural gas fired electric generation plants in Florida and elsewhere to meet both a growing population base and a growing per capita demand for electricity. With the recent trend towards natural gas fired electric generation, demand for natural gas during the summer months to satisfy cooling requirements is now increasing.

Any failure to extend or replace a significant portion of Spectra Energy Partners’ existing contracts may have a material adverse effect on Spectra Energy Partners’ business, financial condition, results of operations and ability to make distributions.

Spectra Energy Partners and its equity affiliates depend on certain key customers for a significant portion of their revenues. The loss of any of these key customers could result in a decline in revenues and cash available to make distributions.

Spectra Energy Partners relies on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2007, the three largest customers for East Tennessee were Atmos Energy Corporation, CNX Gas Company LLC and KGen Murray I and II LLC; for Gulfstream were Florida Power & Light Company, Florida Power Corporation (d/b/a Progress Energy Florida, Inc.) and Tampa Electric Company and its affiliates; and for Market Hub were Texas Eastern Transmission (an affiliate), Luminant LLC and Northern Indiana Public Service Company. In 2007, these customers accounted for approximately 35% , 82% and 17% of the operating revenues for East Tennessee, Gulfstream and Market Hub, respectively. While most of these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on Spectra Energy Partners’ financial condition, results of operations and ability to make distributions, unless Spectra Energy Partners is able to contract for comparable volumes from other customers at favorable rates.

If third-party pipelines and other facilities interconnected to Spectra Energy Partners’ pipelines, and facilities become unavailable to transport natural gas, revenues and cash available to make distributions could be adversely affected.

Spectra Energy Partners depends upon third-party pipelines and other facilities that provide delivery options to and from Spectra Energy Partners’ pipelines and storage facilities. Because Spectra Energy Partners does not own these third-party pipelines or facilities, their continuing operation is not within Spectra Energy Partners’ control. If these or any other pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, the ability to operate efficiently and continue shipping natural gas to end-markets could be restricted, thereby reducing revenues. Any temporary or permanent interruption at any key pipeline interconnect could have a material adverse effect on Spectra Energy Partners’ business, results of operations, financial condition and ability to make distributions.

Neither Gulfstream nor Market Hub is prohibited from incurring indebtedness, which may affect Spectra Energy Partners’ ability to make distributions.

Neither Gulfstream nor Market Hub is prohibited from incurring indebtedness by the terms of their respective limited liability company agreement and general partnership agreement. If Gulfstream or Market Hub were to incur significant additional indebtedness, it could inhibit their respective abilities to make distributions to Spectra Energy Partners. An inability by either Gulfstream or Market Hub to make distributions would materially and adversely affect the ability to make distributions because Spectra Energy Partners expects distributions it receives from each of them to represent a substantial portion of the cash distributed to the common and subordinated unitholders of Spectra Energy Partners.

If Spectra Energy Partners does not complete expansion projects or make and integrate acquisitions, future growth may be limited.

A principal focus of Spectra Energy Partners’ strategy is to continue to grow the cash distributions on Spectra Energy Partners’ units by expanding its business. The ability to grow depends on the ability to complete expansion projects and make acquisitions that result in an increase in cash generated. Spectra Energy Partners may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:

•	an inability to identify attractive expansion projects or acquisition candidates or is outbid by competitors;

•	an inability to obtain necessary rights of way or government approvals, including regulatory agencies;

•	an inability to integrate successfully the businesses it builds or acquires;

•	Spectra Energy Partners is unable to raise financing for such expansions projects or acquisitions on economically acceptable terms;

•	incorrect assumptions about volumes, reserves, revenues and costs, including synergies and potential growth; or

•	the inability to secure adequate customer commitments to use the newly expanded or acquired facilities.

Acquisitions or expansion projects that appear to be accretive may nevertheless reduce Spectra Energy Partners’ cash from operations on a per unit basis.

Even if Spectra Energy Partners makes acquisitions or completes expansion projects that it believes will be accretive, these acquisitions or expansion projects may nevertheless reduce cash from operations on a per unit basis. Any acquisition or expansion project involves potential risks, including, among other things:

•	a decrease in liquidity as a result of using a significant portion of Available Cash or borrowing capacity to finance the project or acquisition;

•	an inability to complete expansion projects on schedule or within the budgeted cost due to the unavailability of required construction personnel, equipment or materials, and the risk of cost overruns resulting from inflation or increased costs of materials, labor and equipment;

•	an inability to complete expansion projects on schedule due to accidents, weather conditions or an inability to obtain necessary permits;

•	an inability to receive cash flows from a newly built or acquired asset until it is operational;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer losses at the acquired business.

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve expected investment return, which could adversely affect results of operations, financial position or cash flows. If any expansion projects or acquisitions that Spectra Energy Partners ultimately completes is not accretive to distributable cash flow per unit, the ability to make distributions may be reduced.

The amount of cash available for distribution depends primarily on cash flow and not solely on profitability, which may prevent Spectra Energy Partners from making cash distributions during periods when net income is recorded.

The amount of cash available for distribution depends primarily upon cash flow, including cash flow from financial reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, Spectra Energy Partners may make cash distributions during periods when a net loss is recorded for financial accounting purposes and may not make cash distributions during periods when net earnings are reported for financial accounting purposes.

Significant prolonged changes in natural gas prices could affect supply and demand, reducing throughput on Spectra Energy Partners’ systems and adversely affecting revenues and cash available to make distributions over the long-term.

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in the throughput on Spectra Energy Partners’ systems. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced throughput on Spectra Energy Partners’ systems. In addition, prolonged reduced price volatility could reduce the revenues generated by park-and-lend and interruptible storage services. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on Spectra Energy Partners’ financial condition, results of operations and ability to make distributions.

Operations are subject to environmental laws and regulations that may expose Spectra Energy Partners to significant costs and liabilities.

Spectra Energy Partners’ natural gas transportation and storage activities are subject to stringent and complex federal, state and local environmental laws and regulations. Spectra Energy Partners may incur substantial costs in order to conduct operations in compliance with these laws and regulations. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of Spectra Energy Partners’ operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause Spectra Energy Partners to become liable for the conduct of others or for consequences of Spectra Energy Partners’ own actions that were in compliance with all applicable laws at the time those actions were taken. Private parties may also have the right to pursue legal actions against Spectra Energy Partners to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other effects of operations. Spectra Energy Partners may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on Spectra Energy Partners’ business, results of operations, financial condition and ability to make cash distributions.

Spectra Energy Partners may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repair or preventative or remedial measures.

The United States Department of Transportation (DOT), has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could affect a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

Actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should Spectra Energy Partners fail to comply with DOT regulations, it could be subject to penalties and fines.

Spectra Energy Partners does not own all of the land on which its pipelines and facilities are located, which could disrupt operations.

Spectra Energy Partners does not own all of the land on which its pipelines and facilities have been constructed, and is therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if it does not have valid rights-of-way or if such rights-of-way lapse or terminate. Spectra Energy Partners obtains the rights to construct and operate its pipelines on land owned by third parties and governmental agencies for a specific period of time. The loss of these rights, through the inability to renew right-of-way contracts or otherwise, could have a material adverse effect on Spectra Energy Partners’ business, results of operations and financial condition and ability to make cash distributions.

Spectra Energy Partners’ operations are subject to operational hazards and unforeseen interruptions.

Spectra Energy Partners’ operations are subject to many hazards inherent in the transportation and storage of natural gas, including:

•	damage to pipelines, facilities and related equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;

•	inadvertent damage from third parties, including from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	collapse of storage caverns;

•	operator error;

•	environmental pollution;

•	explosions and blowouts;

•	risks related to underwater pipelines in the Gulf of Mexico, which are susceptible to damage from shifting as a result of water currents (as seen in the Gulf of Mexico following Hurricanes Katrina and Rita), as well as damage from vessels;

•	risks related to pipeline that traverses areas in Florida where karst conditions exist. Karst conditions refers to terrain, usually found where limestone or other carbonate rock is present, that may subside or result in a sinkhole collapse when the underlying water table changes; and

•	risks related to operating in a marine environment.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage which may result in curtailment or suspension of related operations. A natural disaster or other hazard affecting the areas in which Spectra Energy Partners operates could have a material adverse effect on operations.

Spectra Energy Partners does not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Spectra Energy Partners is not fully insured against all risks inherent to its business. Spectra Energy Partners is not insured against all environmental accidents that might occur. If a significant accident or event occurs that is not fully insured, it could adversely affect operations and financial condition. In addition, Spectra Energy Partners may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks, and Hurricanes Katrina and Rita have made it more difficult to obtain certain types of coverage, and Spectra Energy Partners may elect to self insure a portion of its asset portfolio. In addition, Spectra Energy Partners does not maintain offshore business interruption insurance. There can be no assurance that Spectra Energy Partners will be able to obtain the levels or types of insurance it would otherwise have obtained prior to these market changes or that the insurance coverage it does obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not fully covered by insurance could have a material adverse effect on Spectra Energy Partners’ business, financial condition, results of operations and ability to make distributions.

Spectra Energy Partners’ debt levels may limit its flexibility in obtaining additional financing and in pursuing other business opportunities.

At the closing of the IPO, Spectra Energy Partners borrowed $194 million in term debt and $125 million in revolving debt under its new $500 million credit facility. Following the IPO, Spectra Energy Partners continued to have the ability to incur additional debt, subject to limitations in its credit facility. Spectra Energy Partners’ level of debt could have important consequences, including the following:

•	the ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	Spectra Energy Partners will need a substantial portion of its cash flow to make principal and interest payments on its indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and distributions to unitholders; and

•	Spectra Energy Partners’ debt level could make it more vulnerable than its competitors with less debt to competitive pressures or a downturn in Spectra Energy Partners’ business or the economy in general.

Spectra Energy Partners’ ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond Spectra Energy Partners’ control. In addition, the ability to service debt under its revolving credit facility will depend on market interest rates, since Spectra Energy Partners’ anticipates that the interest rates applicable to its borrowings will fluctuate with movements in interest rate markets. If operating results are not sufficient to service current or future indebtedness, Spectra Energy Partners will be forced to take actions such as reducing distributions, reducing or delaying business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing debt, or seeking additional equity capital. Spectra Energy Partners may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in Spectra Energy Partners’ credit facility may interrupt distributions to Spectra Energy Partners from its subsidiaries, which will limit its ability to make distributions and may limit the ability to capitalize on acquisition and other business opportunities.

Spectra Energy Partners is a holding company with no business operations. As such, Spectra Energy Partners depends upon the earnings and cash flow of its subsidiaries and the distribution of that cash to Spectra Energy Partners in order to meet Spectra Energy Partners’ obligations and to allow Spectra Energy Partners to make distributions to Spectra Energy Partners’ unitholders. The operating and financial restrictions and covenants in Spectra Energy Partners’ credit facility and any future financing agreements could restrict its ability to finance future operations or capital needs or to expand or pursue business activities. Spectra Energy Partners’ credit facility contains covenants, some of which may be modified or eliminated upon Spectra Energy Partners’ receipt of an investment grade rating, that restrict or limit Spectra Energy Partners’ ability to:

•	make distributions if any default or event of default occurs;

•	make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests;

•	incur additional indebtedness or guarantee other indebtedness;

•	grant liens or make certain negative pledges;

•	make certain loans or investments;

•	engage in transactions with affiliates;

•	make any material change to the nature of Spectra Energy Partners’ business from the midstream energy business;

•	dispose of assets; or

•	enter into a merger, consolidate, liquidate, wind up or dissolve.

Furthermore, the credit facility contains covenants requiring Spectra Energy Partners to maintain certain financial ratios and tests. The ability to comply with the covenants and restrictions contained in the credit facility may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, Spectra Energy Partners’ ability to comply with these covenants may be impaired. If Spectra Energy Partners violates any of the restrictions, covenants, ratios or tests in its credit facility, the lenders will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, the lenders’ commitment to make further loans to Spectra Energy Partners may terminate, and the operating partnership will be prohibited from making any distributions. Spectra Energy Partners might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of Spectra Energy Partners’ credit facility or any new indebtedness could have similar or greater restrictions. Any interruption of distributions to Spectra Energy Partners from its subsidiaries may limit Spectra Energy Partners’ ability to satisfy its obligations and to make distributions.

The credit and risk profile of Spectra Energy Partners’ general partner and its owner, Spectra Energy, could adversely affect Spectra Energy Partners’ credit ratings and risk profile, which could increase borrowing costs or hinder the ability to raise capital.

The credit and business risk profiles of Spectra Energy Partners’ general partner and Spectra Energy may be factors considered in credit evaluations of Spectra Energy Partners. This is because the general partner controls Spectra Energy Partners’ business activities, including its cash distribution policy, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of Spectra Energy, including the degree of its financial leverage and its dependence on cash flow from the partnership to service its indebtedness.

If Spectra Energy Partners were to have a credit rating in the future, Spectra Energy Partners’ credit rating may be adversely affected by the leverage of Spectra Energy Partners’ general partner or Spectra Energy, as credit rating agencies may consider the leverage and credit profile of Spectra Energy and its affiliates because of their ownership interest in and control of Spectra Energy Partners and the strong operational links between Spectra Energy and Spectra Energy Partners. Any adverse effect on Spectra Energy Partners’ credit rating would increase its cost of borrowing or hinder its ability to raise financing in the capital markets, which would impair its ability to grow its business and make distributions.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to Spectra Energy Partners’ business. Continued hostilities in the Middle East or other sustained military campaigns may adversely affect Spectra Energy Partners’ results of operations.

The long-term effect of terrorist attacks and the threat of future terrorist attacks on Spectra Energy Partners’ industry in general, and on Spectra Energy Partners in particular, is not known at this time. However, the U.S. government has issued warnings that energy assets, including the U.S. pipeline infrastructure, may be the future target of terrorist organizations. Increased security measures taken by Spectra Energy Partners as a precaution against possible terrorist attacks have resulted in increased costs. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect Spectra Energy Partners’ operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Any terrorist attack on Spectra Energy Partners’ facilities or pipelines or those of its customers could have a material adverse effect on Spectra Energy Partners’ business.

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for Spectra Energy Partners to obtain. Moreover, the insurance that may be available to Spectra Energy Partners may be significantly more expensive than its existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect Spectra Energy Partners’ ability to raise capital.

Risks Inherent in an Investment in Spectra Energy Partners

Spectra Energy controls Spectra Energy Partners’ general partner, which has sole responsibility for conducting Spectra Energy Partners’ business and managing its operations. Spectra Energy Partners’ general partner and its affiliates, including Spectra Energy, have conflicts of interest with Spectra Energy Partners and limited fiduciary duties, and may favor their own interests to the detriment of Spectra Energy Partners.

Spectra Energy owns and controls Spectra Energy Partners’ general partner. Some of Spectra Energy Partners’ general partner’s directors, and some of its executive officers, are directors or officers of Spectra Energy or its affiliates. Although Spectra Energy Partners’ general partner has a fiduciary duty to manage Spectra Energy Partners in a manner beneficial to Spectra Energy and Spectra Energy Partners’ unitholders, the directors and officers of Spectra Energy Partners’ general partner have a fiduciary duty to manage Spectra Energy Partners’ general partner in a manner beneficial to Spectra Energy. Therefore, conflicts of interest may arise between Spectra Energy and its affiliates, including Spectra Energy Partners’ general partner, on the one hand, and Spectra Energy Partners and its unitholders, on the other hand. In resolving these conflicts of interest, Spectra Energy Partners’ general partner may favor its own interests and the interests of its affiliates over the interests of Spectra Energy Partners’ unitholders. These conflicts include, among others, the following situations:

•	neither Spectra Energy Partners’ partnership agreement nor any other agreement requires Spectra Energy to pursue a business strategy that favors Spectra Energy Partners. Spectra Energy’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Spectra Energy, which may be contrary to Spectra Energy Partners’ interests;

•	the general partner is allowed to take into account the interests of parties other than Spectra Energy Partners, such as Spectra Energy and its affiliates, in resolving conflicts of interest;

•	Spectra Energy and its affiliates are not limited in their ability to compete with Spectra Energy Partners;

•	the general partner may make a determination to receive a quantity of Spectra Energy Partners’ Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the Conflicts Committee of Spectra Energy Partners’ general partner or Spectra Energy Partners’ unitholders;

•	some officers of Spectra Energy who provide services to Spectra Energy Partners also will devote significant time to the business of Spectra Energy, and will be compensated by Spectra Energy for the services rendered to it;

•	the general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to Spectra Energy Partners’ unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•	the general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	the general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure (which reduces operating surplus) or an expansion capital expenditure (which does not reduce operating surplus). This determination can affect the amount of cash that is distributed to unitholders and the ability of the subordinated units to convert to common units;

•	the general partner determines which costs incurred by it and its affiliates are reimbursable by Spectra Energy Partners;

•	in some instances, the general partner may cause Spectra Energy Partners to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	Spectra Energy Partners’ partnership agreement does not restrict the general partner from causing Spectra Energy Partners to pay it or its affiliates for any services rendered to Spectra Energy Partners or entering into additional contractual arrangements with any of these entities on Spectra Energy Partners’ behalf;

•	the general partner intends to limit its liability regarding Spectra Energy Partners’ contractual and other obligations and, in some circumstances, is entitled to be indemnified by Spectra Energy Partners;

•	the general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	the general partner controls the enforcement of obligations owed to Spectra Energy Partners by the general partner and its affiliates; and

•	the general partner decides whether to retain separate counsel, accountants or others to perform services for Spectra Energy Partners.

Affiliates of the general partner, including Spectra Energy, DCP Midstream, LLC and DCP Midstream Partners, LP, are not limited in their ability to compete with Spectra Energy Partners, which could limit commercial activities or the ability to acquire additional assets or businesses.

Neither Spectra Energy Partners’ partnership agreement nor the omnibus agreement among Spectra Energy Partners, Spectra Energy and others prohibits affiliates of the general partner, including Spectra Energy, DCP Midstream, LLC and DCP Midstream Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with Spectra Energy Partners. In addition, Spectra Energy and its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future, without any obligation to offer Spectra Energy Partners the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources and experience than Spectra Energy Partners has, which factors may make it more difficult for Spectra Energy Partners to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely affect Spectra Energy Partners’ results of operations and cash available for distribution.

If a unitholder is not an Eligible Holder, they will not be entitled to receive distributions or allocations of income or loss on common units and those common units will be subject to redemption at a price that may be below the current market price.

In order to comply with certain FERC rate-making policies applicable to entities that pass through taxable income to their owners, Spectra Energy Partners has adopted certain requirements regarding those investors who may own common and subordinated units. Eligible Holders are individuals or entities subject to United States federal income taxation on the income generated by Spectra Energy Partners or entities not subject to United States federal income taxation on the income generated by Spectra Energy Partners, so long as all of the entity’s owners are subject to such taxation. If a unitholder is not a person who fits the requirements to be an Eligible Holder, they will not receive distributions or allocations of income and loss on the unitholder’s units and the unitholder runs the risk of having the units redeemed by Spectra Energy Partners at the lower of the unitholder’s purchase price cost or the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by Spectra Energy Partners’ general partner.

Cost reimbursements to the general partner and its affiliates for services provided, which will be determined by the general partner, will be substantial and will reduce Spectra Energy Partners’ cash available for distribution.

Pursuant to an omnibus agreement Spectra Energy Partners entered into with Spectra Energy, the general partner and certain of their affiliates, Spectra Energy will receive reimbursement for the payment of operating expenses related to Spectra Energy Partners’ operations and for the provision of various general and administrative services for Spectra Energy Partners’ benefit, including costs for rendering administrative staff and support services, and overhead allocated to Spectra Energy Partners, which amounts will be determined by the general partner in its sole discretion. Payments for these services will be substantial and will reduce the amount of cash available for distribution. In addition, under Delaware partnership law, general partner has unlimited liability for Spectra Energy Partners’ obligations, such as its debts and environmental liabilities, except for contractual obligations that are expressly made without recourse to the general partner. To the extent the general partner incurs obligations on Spectra Energy Partners’ behalf, Spectra Energy Partners is obligated to reimburse or indemnify it. If Spectra Energy Partners is unable or unwilling to reimburse or indemnify the general partner, the general partner may take actions to cause Spectra Energy Partners to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution.

The partnership agreement limits the general partner’s fiduciary duties to holders of Spectra Energy Partners’ common and subordinated units, and restricts the remedies available to holders of common and subordinated units for actions taken by the general partner that might otherwise constitute breaches of fiduciary duty.

Spectra Energy Partners’ partnership agreement contains provisions that reduce the fiduciary standards to which the general partner would otherwise be held by state fiduciary duty laws. For example, Spectra Energy Partners’ partnership agreement:

•	permits the general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as Spectra Energy Partners’ general partner. This entitles the general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting Spectra Energy Partners, Spectra Energy Partners’ affiliates or any limited partner;

•	provides that the general partner will not have any liability to Spectra Energy Partners or Spectra Energy Partners’ unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of Spectra Energy Partners’ partnership;

•	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the Conflicts Committee of the board of directors of the general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to Spectra Energy Partners than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to Spectra Energy Partners, as determined by the general partner in good faith. In determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to unitholders;

•	provides that the general partner and its officers and directors will not be liable for monetary damages to Spectra Energy Partners, Spectra Energy Partners’ limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•	provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner or its Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Spectra Energy Partners, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

By purchasing a common unit, a common unitholder will agree to become bound by the provisions in the partnership agreement, including the provisions discussed above.

The general partner may elect to cause Spectra Energy Partners to issue Class B units to the general partner in connection with a resetting of the target distribution levels related to the general partner’s incentive distribution rights without the approval of the Conflicts Committee of the general partner or holders of Spectra Energy Partners’ common units and subordinated units. This may result in lower distributions to holders of Spectra Energy Partners’ common units in certain situations.

Spectra Energy Partners’ general partner has the right, at a time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48%) for each of the prior four consecutive fiscal quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by the general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

In connection with resetting these target distribution levels, the general partner will be entitled to receive a number of Class B units. The Class B units will be entitled to the same cash distributions per unit as Spectra Energy Partners’ common units and will be convertible into an equal number of common units. The number of Class B units to be issued will be equal to that number of common units whose aggregate quarterly cash distributions equaled the average of the distributions to the general partner on the incentive distribution rights in the prior two quarters. Spectra Energy Partners anticipates that the general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion; however, it is possible that the general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued Spectra Energy Partners’ Class B units, which are entitled to receive cash distributions from Spectra Energy Partners on the same priority as Spectra Energy Partners’ common units, rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause Spectra Energy Partners’ common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had Spectra Energy Partners not issued new Class B units to the general partner in connection with resetting the target distribution levels related to the general partner incentive distribution rights.

Holders of Spectra Energy Partners’ common units have limited voting rights and are not entitled to elect Spectra Energy Partners’ general partner or its directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting Spectra Energy Partners’ business and, therefore, limited ability to influence management’s decisions regarding such business. Unitholders will not elect Spectra Energy Partners’ general partner or its board of directors, and will have no right to elect the general partner or board of directors on an annual or other continuing basis. The board of directors of the general partner, including the independent directors, will be chosen entirely by its owners and not by the unitholders. Furthermore, if the unitholders were dissatisfied with the performance of the general partner, they will have little ability to remove the general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of Spectra Energy Partners’ common units are dissatisfied, they cannot initially remove Spectra Energy Partners’ general partner without its consent.

The unitholders will be unable initially to remove Spectra Energy Partners’ general partner without its consent because the general partner and its affiliates will own sufficient units upon completion of this offering to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. Spectra Energy Partners’ general partner and its affiliates own 83% of Spectra Energy Partners’ aggregate outstanding common and subordinated units. Also, if the general partner is removed without cause during the subordination period and units held by the general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on Spectra Energy Partners’ common units will be extinguished. A removal of the general partner under these circumstances would adversely affect Spectra Energy Partners’ common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until Spectra Energy Partners had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as Spectra Energy Partners’ general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with the general partner’s performance in managing Spectra Energy Partners’ partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Spectra Energy Partners’ partnership agreement restricts the voting rights of unitholders owning 20% or more of Spectra Energy Partners’ common units.

Spectra Energy Partners’ partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about Spectra Energy Partners’ operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Spectra Energy Partners has a holding company structure in which the subsidiaries conduct operations and own operating assets, which may affect Spectra Energy Partners’ ability to make distributions.

Spectra Energy Partners is a partnership holding company and its operating subsidiaries conduct all of the operations and own all of the operating assets. Spectra Energy Partners has no significant assets other than the ownership interests in its subsidiaries and equity investments, including Gulfstream and Market Hub. As a result, the ability to make distributions to Spectra Energy Partners’ unitholders depends on the performance of these subsidiaries and equity investments and their ability to distribute funds to Spectra Energy Partners. The ability of the subsidiaries and joint ventures to make distributions to Spectra Energy Partners may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations, including FERC policies.

If Spectra Energy Partners is deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of its common units and could have a material adverse effect on its business.

Spectra Energy Partners’ initial assets consist of a 100% ownership interest in East Tennessee, a 24.5% limited liability company interest in Gulfstream and a 50% general partner interest in Market Hub. If a sufficient amount of Spectra Energy Partners’ assets, such as its ownership interests in Gulfstream and Market Hub or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, Spectra Energy Partners would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Commission or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that Spectra Energy Partners’ 50% general partner interest in Market Hub could be deemed to be an investment security. In that event, it is possible that the ownership of this interest, combined with the 24.5% interest in Gulfstream or assets acquired in the future, could result in Spectra Energy Partners being required to register under the Investment Company Act if Spectra Energy Partners were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit the ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from its affiliates, restrict its ability to borrow funds or engage in other transactions involving leverage and require Spectra Energy Partners to add additional directors who are independent of Spectra Energy Partners or its affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have a material adverse effect on Spectra Energy Partners’ business.

Control of the general partner may be transferred to a third party without unitholder consent.

The general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, the partnership agreement does not restrict the ability of the owners of the general partner or its parent, from transferring all or a portion of their respective ownership interest in the general partner or its parent to a third party. The new owners of the general partner or its parent would then be in a position to replace the board of directors and officers of its parent with its own choices and thereby influence the decisions taken by the board of directors and officers.

Increases in interest rates could adversely affect Spectra Energy Partners’ unit price and the ability to issue additional equity to make acquisitions, incur debt or for other purposes.

In recent years, the U.S. credit markets experienced 50-year record lows in interest rates. If the overall economy strengthens, it is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation risk. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing financing costs to increase accordingly. As with other yield-oriented securities, Spectra Energy Partners’ unit price is affected by the level of cash distributions and implied distribution yield. Therefore, changes in interest rates may affect the yield requirements of investors who invest in Spectra Energy Partners’ units, and a rising interest rate environment could have an adverse effect on Spectra Energy Partners’ unit price and the ability to issue additional equity to make acquisitions, to incur debt or for other purposes.

Spectra Energy Partners may issue additional units without the common unitholders’ approval, which would dilute existing common unitholders’ ownership interests.

Spectra Energy Partners’ partnership agreement does not limit the number of additional limited partner interests that may be issued at any time without the approval of the unitholders. The issuance by Spectra Energy Partners of additional common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in Spectra Energy Partners will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by Spectra Energy Partners’ common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Spectra Energy and its affiliates may sell units in the public or private markets, which sales could have an adverse effect on the trading price of the common units.

Spectra Energy and its affiliates hold an aggregate of 33,129,880 common units and 21,638,730 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period, which could occur on the first business day after June 30, 2010, and all of the subordinated units may convert into common units as early as June 30, 2008 if additional tests are satisfied. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.

The general partner has a limited call right that may require a common unitholder to sell the unitholder’s units at an undesirable time or price.

If at any time the general partner and its affiliates own more than 80% of the common units, the general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to Spectra Energy Partners, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, a common unitholder may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of March 6, 2008, the general partner and its affiliates own approximately 74% of Spectra Energy Partners’ outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), the general partner and its affiliates will own approximately 83% of Spectra Energy Partners’ aggregate outstanding common units.

A common unitholder’s liability may not be limited if a court finds that unitholder action constitutes control of Spectra Energy Partners’ business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Spectra Energy Partners’ partnership is organized under Delaware law and Spectra Energy Partners conducts business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which Spectra Energy Partners does business. A common unitholder could be liable for any and all of Spectra Energy Partners’ obligations as if a common unitholder was a general partner if a court or government agency determined that:

•	Spectra Energy Partners was conducting business in a state but had not complied with that particular state’s partnership statute; or

•	A common unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to Spectra Energy Partners’ partnership agreement or to take other actions under the partnership agreement constitutes “control” of its business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, Spectra Energy Partners may not make a distribution to the unitholder if the distribution would cause Spectra Energy Partners’ liabilities to exceed the fair value of Spectra Energy Partners’ assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement.

Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Spectra Energy Partners will incur increased costs as a result of being a publicly-traded partnership.

Spectra Energy Partners had no history operating as a publicly-traded partnership prior to the IPO. As a publicly-traded partnership, Spectra Energy Partners will incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the New York Stock Exchange, have required changes in corporate governance practices of publicly-traded entities. Spectra Energy Partners expects these new rules and regulations to increase legal and financial compliance costs and to make activities more time-consuming and costly.

Tax Risks to Common Unitholders

Spectra Energy Partners’ tax treatment depends on Spectra Energy Partners’ status as a partnership for federal income tax purposes, as well as Spectra Energy Partners’ not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (the IRS) treats Spectra Energy Partners as a corporation or Spectra Energy Partners becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution.

The anticipated after-tax economic benefit of an investment in Spectra Energy Partners’ common units depends largely on Spectra Energy Partners being treated as a partnership for federal income tax purposes. Spectra Energy Partners has not requested, and does not plan to request, a ruling from the IRS on this or any other tax matter affecting Spectra Energy Partners.

If Spectra Energy Partners were treated as a corporation for federal income tax purposes, it would pay federal income tax on taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to a common unitholder. Because a tax would be imposed upon Spectra Energy Partners as a corporation, cash available for distribution would be substantially reduced. Therefore, treatment of Spectra Energy Partners as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to a common unitholder, likely causing a substantial reduction in the value of Spectra Energy Partners’ common units.

Current law may change so as to cause Spectra Energy Partners to be treated as a corporation for federal income tax purposes or otherwise subject Spectra Energy Partners to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.

Spectra Energy Partners’ partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Spectra Energy Partners to taxation as a corporation or otherwise subjects Spectra Energy Partners to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the effect of that law.

An IRS contest of the federal income tax positions Spectra Energy Partners takes may adversely affect the market for Spectra Energy Partners’ common units, and the cost of any IRS contest will reduce cash available for distribution.

Spectra Energy Partners has not requested a ruling from the IRS with respect to Spectra Energy Partners’ treatment as a partnership for federal income tax purposes or any other matter. The IRS may adopt positions that differ from the conclusions of Spectra Energy Partners. It may be necessary to resort to administrative or court proceedings to sustain some or all of Spectra Energy Partners’ counsel’s conclusions or the positions Spectra Energy Partners takes. A court may not agree with all of Spectra Energy Partners’ conclusions or positions Spectra Energy Partners takes. Any contest with the IRS may materially and adversely affect the market for Spectra Energy Partners’ common units and the price at which they trade. In addition, costs of any contest with the IRS will be borne indirectly by Spectra Energy Partners’ unitholders and the general partner because the costs will reduce Spectra Energy Partners’ cash available for distribution.

The unitholder may be required to pay taxes on the unitholder’s share of Spectra Energy Partners’ income even if the unitholder does not receive any cash distributions.

Because Spectra Energy Partners’ unitholders will be treated as partners to whom Spectra Energy Partners will allocate taxable income which could be different in amount than the cash distributed, a common unitholder will be required to pay any federal income taxes and, in some cases, state and local income taxes on the common unitholder’s share of taxable income even if the common unitholder receives no cash distributions from Spectra Energy Partners. A common unitholder may not receive cash distributions from Spectra Energy Partners equal to the unitholder’s share of taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on disposition of Spectra Energy Partners’ common units could be more or less than expected.

If the common unitholder sells the common units, they will recognize a gain or loss equal to the difference between the amount realized and the common unitholder’s tax basis in those common units. Because distributions in excess of the common unitholder’s allocable share of Spectra Energy Partners’ net taxable income decrease the common unitholder’s tax basis in the common units, the amount, if any, of such prior excess distributions with respect to the units the unitholder sells will, in effect, become taxable income to the unitholder if the unitholder sells such units at a price greater than the tax basis, even if the price the unitholder receives is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes the share of Spectra Energy Partners’ nonrecourse liabilities, if the common unitholder sells the units, they may incur a tax liability in excess of the amount of cash the unitholder receives from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of Spectra Energy Partners’ income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of Spectra Energy Partners’ taxable income. If the unitholder is a tax-exempt entity or a foreign person, the unitholder should consult a tax advisor before investing in Spectra Energy Partners’ common units.

Spectra Energy Partners will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because Spectra Energy Partners cannot match transferors and transferees of common units and because of other reasons, Spectra Energy Partners will adopt depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the common unitholder. It also could affect the timing of these tax benefits or the amount of gain from the sale of Spectra Energy Partners’ common units and could have a negative effect on the value of Spectra Energy Partners’ common units or result in audit adjustments to the tax returns.

Spectra Energy Partners has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When Spectra Energy Partners issues additional units or engages in certain other transactions, Spectra Energy Partners determines the fair market value of its assets and allocates any unrealized gain or loss attributable to its assets to the capital accounts of its unitholders and general partner. Spectra Energy Partners’ methodology may be viewed as understating the value of its assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to Spectra Energy Partners’ tangible assets and a lesser portion allocated to its intangible assets. The IRS may challenge Spectra Energy Partners’ valuation methods, or its allocation of the Section 743(b) adjustment attributable to tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of Spectra Energy Partners’ unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to Spectra Energy Partners’ unitholders. It also could affect the amount of gain from

Spectra Energy Partners’ unitholders’ sale of common units and could have a negative effect on the value of the common units or result in audit adjustments to unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of Spectra Energy Partners’ capital and profits interests during any twelve-month period will result in the termination of the partnership for federal income tax purposes.

Spectra Energy Partners will be considered to have terminated the partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in Spectra Energy Partners’ capital and profits within a twelve-month period. Spectra Energy Partners’ termination would, among other things, result in the closing of the taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing Spectra Energy Partners’ taxable income.

A common unitholder will likely be subject to state and local taxes and return filing requirements in states where the common unitholder does not live as a result of investing in Spectra Energy Partners’ common units.

In addition to federal income taxes, a common unitholder will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which Spectra Energy Partners does business or owns property, even if the common unitholder does not live in any of those jurisdictions. A common unitholder will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, a common unitholder may be subject to penalties for failure to comply with those requirements. Spectra Energy Partners will initially own assets and do business in Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, Tennessee, Texas and Virginia. Each of these states, other than Texas and Florida, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities. As Spectra Energy Partners makes acquisitions or expands its business, it may own assets or conduct business in additional states that impose an income tax. It is the common unitholder’s responsibility to file all United States federal, foreign, state and local tax returns. Spectra Energy Partners’ counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in the common units.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Spectra Energy Partners’ principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056, which is a facility leased by Spectra Energy. Spectra Energy Partners’ telephone number is 713-627-5400.

For a description of material properties, see Item 1. Business.

Item 3.	Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Notes 4 and 12 of Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Spectra Energy Partners’ common units have been listed on the New York Stock Exchange (NYSE) under the symbol “SEP” since June 27, 2007. Prior to that, Spectra Energy Partners equity securities were not listed on any exchange or traded on any public trading market. Prior to the IPO, the operations comprising Spectra Energy Partners were owned by Spectra Energy. The following table sets forth the high and low closing sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter from the closing of the Spectra Energy Partners IPO through December 31, 2007.

Common Unit Data by Quarter

	Unit Price Range(a)		Distributions per	Distributions per
2007	High	Low	Common Unit	Subordinated Unit

Second Quarter(b)	$29.29	$26.50	—	—
Third Quarter	$30.99	$24.65	—	—
Fourth Quarter	$26.73	$23.70	$0.30	$0.30

(a)	Unit prices represent the intra-day high and low unit price.

(b)	Since June 27, 2007, the commencement date of trading.

As of March 6, 2008, there were approximately 22 holders of record of Spectra Energy Partners common units. A cash distribution to unitholders of $0.32 per unit was declared on January 24, 2008 and was paid on February 14, 2008, which is a $0.02 per unit increase over the cash distribution of $0.30 per unit paid on November 14, 2007.

Market Repurchases

Spectra Energy Partners has not made any repurchases of common, subordinated or general partner units.

Distributions of Available Cash

General.  Spectra Energy Partners’ partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2007, Spectra Energy Partners distributes all of its Available Cash to unitholders of record on the applicable record date.

Definition of Available Cash.  Available Cash, for any quarter, consists of all cash on hand at the end of that quarter:

•	less the amount of cash reserves established by the general partner to:

•	provide for the proper conduct of business;

•	comply with applicable law, any debt instrument or other agreement; or

•	provide funds for distributions to Spectra Energy Partners’ unitholders and to Partners’ general partner for any one or more of the next four quarters;

•	plus, if the general partner so determines, all or a portion of cash on hand on the date of determination of Available Cash for the quarter.

See the Glossary contained in Part I, Item 1. Business for a more complete definition of Available Cash.

Minimum Quarterly Distribution.  The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per unit per quarter, or $1.20 per unit per year. The quarterly distribution as of January 24, 2008 is $0.32 per unit, or $1.28 per unit annualized. There is no guarantee that this distribution rate will be maintained or that Spectra Energy Partners will pay the Minimum Quarterly Distribution on the units in any quarter. Even if Spectra Energy Partners’ cash distribution policy is not modified or revoked, the amount of distributions paid under

Spectra Energy Partners’ policy and the decision to make any distribution is determined by the general partner, taking into consideration the terms of the partnership agreement. Spectra Energy Partners will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under Spectra Energy Partners’ credit agreement.

General Partner Interest and Incentive Distribution Rights.  The general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 1,352,421 general partner units. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to Spectra Energy Partners to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if Spectra Energy Partners issues additional units in the future and the general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest.

The general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash Spectra Energy Partners distributes from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50% includes distributions paid to the general partner on its 2% general partner interest and assumes that the general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that the general partner may receive on units that it owns.

Equity Compensation Plans

The information relating to Spectra Energy Partners equity compensation plans required by Item 5 is included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters contained herein.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplemental Data.

Basis of Presentation.  For periods prior to the closing of Spectra Energy Partners’ IPO on July 2, 2007, the selected financial data presented was prepared from the separate records maintained by Spectra Energy Capital, LLC for East Tennessee, Market Hub and Gulfstream, the entities that were contributed to Spectra Energy Partners by Spectra Energy, and are based on Spectra Energy’s historical ownership percentages of these operations. The combined financial results of these entities are treated as the historical results of Spectra Energy Partners for financial statement reporting purposes. The selected financial data covering periods prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had those contributed entities been operated separately during those periods.

	2007		2006	2005	2004	2003
	(In millions, except per-unit amounts)

Statements of Operations
Operating revenues	$100.1		$82.6	$80.0	$81.7	$65.9
Operating income	54.1		37.6	26.5	33.6	26.6
Equity in earnings of unconsolidated affiliates	55.6		41.1	46.3	35.5	28.4
Net income	197.5	(a)	61.6	57.0	53.2	50.7
Net Income per Limited Partner Unit(b)
Common unit	$0.68		n/a	n/a	n/a	n/a
Subordinated unit	0.68		n/a	n/a	n/a	n/a
Cash distributions declared per unit	0.30		n/a	n/a	n/a	n/a

	December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet
Total assets	$1,507.6	$1,284.6	$1,202.8	$1,303.0	$1,258.1
Long-term debt	400.0	150.0	150.0	150.0	150.0

(a)	Includes a one-time benefit of $110.5 million from the reversal of deferred income tax liabilities.

(b)	Reflective of general and limited partners’ interests in Net Income since the closing of Spectra Energy Partners’ IPO on July 2, 2007. See Item 8. Financial Statements and Supplementary Data, Note 5 for further discussion.

n/a	indicates not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OVERVIEW

In July 2007, Spectra Energy Partners completed its IPO. Spectra Energy Partners issued 11.5 million common units to the public, representing 17% of its outstanding equity. Spectra Energy retained an 83% equity interest in Spectra Energy Partners, including common units, subordinated units and a 2% general partner interest. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Spectra Energy Partners reported net income of $197.5 million compared with $61.6 million for the prior year. 2007 results include a one-time benefit of $110.5 million from the reversal of income tax liabilities as a result of Spectra Energy Partners’ master limited partnership structure. Excluding the tax benefit, net income in 2007 was $87.0 million, a 41% increase over 2006, primarily the result of strong revenues from new firm transportation contracts at East Tennessee and increased equity earnings from Gulfstream and Market Hub. Spectra Energy Partners paid unitholders a cash distribution of $0.30 per unit during the year ended December 31, 2007.

For periods prior to the closing of Spectra Energy Partners’ IPO on July 2, 2007, the financial data and related discussion presented herein were prepared from the separate records maintained by Spectra Energy Capital, LLC for East Tennessee, Market Hub and Gulfstream, the entities that were contributed to Spectra Energy Partners by Spectra Energy and are based on Spectra Energy’s historical ownership percentages of these operations. The combined financial results of these entities are treated as the historical results of Spectra Energy Partners for financial statement reporting purposes. The historical data of periods prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had those contributed entities been operated separately during those periods.

Business Strategies

Spectra Energy Partners’ primary business objective is to increase cash distributions per unit over time by executing the following strategies:

•	Pursue economically attractive organic expansion opportunities and greenfield construction projects. Spectra Energy Partners and its partners, including Spectra Energy, continually evaluate organic expansion and greenfield construction opportunities in existing and new markets that may increase the volume of natural gas and storage capacity reserved on Spectra Energy Partners’ systems.

•	Increase contracted capacity for natural gas transportation and storage on Spectra Energy Partners’ systems by further expanding Spectra Energy Partners’ customer base and diverse sources of natural gas supply. Spectra Energy Partners’ transportation and storage systems have access to numerous natural gas producing regions, including the Gulf Coast, Mid-Continent and Appalachian regions. Additionally, Spectra Energy Partners is seeking to attach new sources of supply, including LNG, to enhance the attractiveness of its system to current and future customers.

•	Optimize Spectra Energy Partners’ existing assets and achieving additional operating efficiencies. Spectra Energy Partners intends to enhance the profitability of its existing assets by undertaking additional initiatives to enhance utilization, improve operating efficiencies and develop rate and contract structures that meet its customers needs.

•	Grow through strategic and accretive acquisitions of assets from third parties, Spectra Energy or both. Spectra Energy Partners intends to expand its existing natural gas transportation and storage businesses by pursuing acquisitions that are accretive to distributable cash flow. Either independently or jointly with Spectra Energy, Spectra Energy Partners will seek future acquisitions in areas where its assets currently operate that provide the opportunity for operational efficiencies or higher capacity utilization of its existing assets, as well as acquisitions in new geographic areas of operation in order to expand its footprint.

Significant Economic Factors for Spectra Energy Partners’ Business

The high percentage of Spectra Energy Partners’ business derived from capacity reservation fees mitigates the risk of revenue fluctuations due to near-term changes in natural gas supply and demand conditions. However, all of Spectra Energy Partners’ businesses can be negatively affected in the long term by sustained downturns or sluggishness in the economy in general, and are impacted by shifts in supply and demand dynamics, the mix of services requested by customers, and changes in regulatory requirements affecting operations. Short-term contracts and interruptible service arrangements are not a significant component of Spectra Energy Partners’ revenue; however, these services can be impacted positively or negatively to varying degrees by natural gas price volatility and other factors beyond Spectra Energy Partners’ control. Spectra Energy Partners mitigates exposure to natural gas prices by contracting available transportation capacity with long-term, fixed-rate arrangements.

Spectra Energy Partners believes the key factors that impact its business are the supply of and demand for natural gas in the markets in which it operates, Spectra Energy Partners’ customers and their requirements, and government regulation of natural gas pipelines and storage systems. These key factors play an important role in how Spectra Energy Partners evaluates its operations and implements its long-term strategies.

Supply and Demand Dynamics

Changes in natural gas supply such as new discoveries of natural gas reserves, declining production in older fields and the introduction of new sources of natural gas supply, such as imported LNG, affect the demand for Spectra Energy Partners’ services from both producers and consumers. As these supply dynamics shift, Spectra Energy Partners anticipates that it will actively pursue projects that link these new sources of supply to producers and consumers willing to contract for transportation or storage on a long-term firm basis. Changes in demographics, the amount of natural gas fired power generation and shifts in residential usage affect the overall demand for natural gas. In turn, Spectra Energy Partners’ customers, which include LDCs, utilities and power generators, increase or decrease their demand for Spectra Energy Partners’ services as a result of these changes.

Growing Markets

According to the U.S. Energy Information Administration, overall demand for natural gas consumption in the markets Spectra Energy Partners serves is expected to grow by approximately 2.1% per year for the period from 2006-2012. Spectra Energy Partners believes this growth will be driven by the construction of new natural gas fired electric generation plants in Florida and elsewhere to meet both a growing population base and a growing per capita demand for electricity. With the recent trend towards natural gas fired electric generation, demand for natural gas during the summer months to satisfy cooling requirements is increasing.

Growth of Natural Gas Storage Facilities

Natural gas storage is becoming an increasingly important factor in the natural gas transportation marketplace, and will play a significant role in handling the increased deliveries of LNG expected in the coming years. As a consequence, a substantial number of natural gas storage projects have been announced and are under development, especially in the Texas and Louisiana areas. These projects, assuming full implementation, would increase the working gas capacity in the U.S. by 5% by the end of 2008, and include 16 storage projects underway in the Southwest (including Texas and Louisiana). The Southwestern region of the United States has the highest number of high-deliverability, salt-cavern storage facilities, and the demand for this type of storage is expected to continue to grow. An increased supply of storage competing with Market Hub’s storage facilities could negatively impact Spectra Energy Partners’ operations.

Regulation

Government regulation of natural gas transportation and storage has a significant impact on Spectra Energy Partners’ business. Rates are regulated under FERC rate-making policies, and, in the case of Spectra Energy Partners’ storage facility in Texas, by the TRC. FERC regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. Under certain circumstances, Spectra Energy Partners is permitted to enter into contracts with customers under “negotiated rates” that differ from the rates imposed by FERC.

RESULTS OF OPERATIONS

	2007	2006	2005
	(In millions)

Operating revenues	$100.1	$82.6	$80.0
Operating, maintenance and other expenses	22.8	26.0	29.9
Depreciation and amortization	23.2	19.0	23.6

Operating income	54.1	37.6	26.5
Equity in earnings of unconsolidated affiliates	55.6	41.1	46.3
Other income and expenses, net	0.3	1.8	0.5
Interest income	5.5	—	—
Interest expense	17.1	8.2	8.5

Earnings before income taxes	98.4	72.3	64.8
Income tax expense (benefit)	(99.1)	10.7	7.8

Net income	$197.5	$61.6	$57.0

Adjusted EBITDA(a)	$77.3	$56.6	$50.1
Cash Available for Distribution(a)	117.7	80.4	77.5

(a)	For a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles, see “Reconciliation of Non-GAAP Measures.”

Operating Revenues

2007 Compared to 2006.  The $17.5 million increase was primarily due to new firm transportation contracts with contract terms varying from 10 to 15 years, from the Jewell Ridge expansion project placed into service during the fourth quarter of 2006, and additional firm transportation contracts on the Patriot lateral pipeline.

2006 Compared to 2005.  The $2.6 million increase was primarily due to new firm transportation contracts associated with the Jewell Ridge expansion project.

Operating, Maintenance and Other

2007 Compared to 2006.  The $3.2 million decrease was driven by:

•	an $11.0 million increase in net pipeline fuel recoveries that reduced operating costs in 2007. The higher net recoveries primarily resulted from a timing difference related to the recognition of recoveries.

•	a $1.4 million decrease in ad valorem taxes as a result of lower negotiated 2007 rates, partially offset by

•	a $5.7 million increase due to net capitalization in 2006 of previously expensed project development costs for Jewell Ridge. Spectra Energy Partners expenses project development costs until such time as recovery of costs is determined to be probable. At that time, these costs are capitalized to property, plant and equipment and operating expenses are reduced,

•	a $2.1 million increase due to lower capitalization of certain corporate overhead expenses as a result of lower capital spending in 2007 as compared to 2006, and

•	a $1.9 million increase in pipeline integrity costs in the 2007 period.

2006 Compared to 2005.  The $3.9 million decrease was primarily due to:

•	an $11.4 million decrease in expenses primarily resulting from $5.7 million of net capitalization of previously expensed development costs of Jewell Ridge in 2006 compared to $5.7 million in project development costs expensed in 2005, partially offset by

•	a $3.5 million increase in pipeline integrity costs in the 2006 period,

•	a $3.1 million increase in allocations from Spectra Energy related to financial re-engineering and other project costs, and

•	a $1.2 million increase in insurance costs as a result of higher insurance market rates.

Depreciation and Amortization

2007 Compared to 2006.  The $4.2 million increase is primarily due to the Jewell Ridge expansion project placed in service in the fourth quarter of 2006.

2006 Compared to 2005.  The $4.6 million decrease was due to an increase in the estimated useful lives of certain assets, as agreed to in a negotiated rate settlement with customers of East Tennessee and approved by FERC.

Equity in Earnings of Unconsolidated Affiliates

2007 Compared to 2006.  The $14.5 million increase consisted of a $7.8 million increase in earnings from Market Hub and a $6.7 million increase in earnings from Gulfstream.

2006 Compared to 2005.  The $5.2 million decrease consisted of a $5.4 million decrease in earnings from Market Hub, partially offset by a $0.2 million increase in earnings from Gulfstream.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Gulfstream
Operating revenues	$185.3	$180.3	$5.0	$145.1	$35.2
Operating, maintenance and other expenses	15.9	33.1	(17.2)	24.4	8.7
Depreciation and amortization	30.0	30.4	(0.4)	29.2	1.2
Gain on sales of other assets, net	—	0.1	(0.1)	—	0.1
Other income and expenses, net	3.9	0.3	3.6	1.8	(1.5)
Interest expense	47.9	48.8	(0.9)	25.5	23.3

Net income	$95.4	$68.4	$27.0	$67.8	$0.6

Spectra Energy Partners 24.5% share	$23.5	$16.8	$6.7	$16.6	$0.2

Gulfstream — Owned 24.5%

2007 Compared to 2006.  Gulfstream’s net income increased $27.0 million to $95.4 million in 2007 compared to $68.4 million in 2006. The increase was primarily driven by:

•	a $5.0 million increase in revenues related to increased demand for transportation services due to warmer summer weather and a favorable gas to oil commodity price relationship for Gulfstream’s generation customers,

•	a $5.0 million decrease in expenses primarily resulting from $2.5 million of capitalization of previously expensed project development costs of the Phase IV expansion project in 2007 compared to $2.8 million in project development costs expensed in 2006,

•	a $12.2 million decrease in ad valorem taxes primarily as a result of favorable valuations, and

•	a $3.6 million increase in other income and expenses, net primarily due to a 2006 charge related to a sales and use tax matter, increased interest income and increased AFUDC resulting from higher capital spending in 2007.

2006 Compared to 2005.  Gulfstream’s net income increased $0.6 million to $68.4 million in 2006 from $67.8 million in 2005. The increase was primarily due to:

•	a $38.5 million increase in natural gas transportation revenues primarily from significant new firm transportation contracts as a result of Gulfstream’s Phase II expansion completed in June 2005, partially offset by

•	a $3.3 million decrease in other revenue due to lower interruptible services as a result of higher demand in 2005 created by the more active 2005 hurricane season compared to 2006,

•	an $8.7 million increase in operating and maintenance expenses primarily due to $2.9 million of increased project development costs for Phase III and Phase IV expansion projects, $2.1 million of higher property and liability premiums due to increased insurance rates for wind-storm insurance coverage, and $2.8 million increase in Florida property taxes, and

•	a $23.3 million increase in interest expense as a result of $850 million in project financing entered into in October 2005.

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Market Hub
Operating revenues	$91.3	$78.8	$12.5	$78.0	$0.8
Operating, maintenance and other expenses	23.6	30.3	(6.7)	12.9	17.4
Depreciation and amortization	9.1	7.8	1.3	6.9	0.9
Gains on sales of other assets	7.0	10.6	(3.6)	1.2	9.4
Interest income	2.3	—	2.3	—	—
Interest expense	3.6	2.6	1.0	—	2.6
Income tax expense	0.1	—	0.1	—	—

Net income	$64.2	$48.7	$15.5	$59.4	$(10.7)

Spectra Energy Partners 50% share	$32.1	$24.3	$7.8	$29.7	$(5.4)

Market Hub — Owned 50%

2007 Compared to 2006.  Market Hub’s net income increased $15.5 million to $64.2 million in 2007 compared to $48.7 million in 2006. The increase was primarily due to:

•	a $12.5 million increase in revenues primarily resulting from a $6.7 million increase in new firm storage revenues associated with additional Egan storage capacity that was placed in service during the third quarter 2006 and a $5.8 million increase resulting from higher demand for short-term interruptible storage services,

•	a $6.7 million decrease in operating expenses, primarily driven by a $4.6 million decrease in corporate costs charged by Spectra Energy in 2007 as compared to allocated costs from Duke Energy Corporation in 2006, and a $1.7 million reduction in property and other taxes due to the favorable resolution of ad valorem tax matters in 2007, and

•	$2.3 million of interest income from affiliates recognized in 2007 related to notes receivable from affiliates, partially offset by

•	a $3.6 million decrease in gains on sales of other assets primarily as a result of property insurance gain in 2006 of $10.6 million as compared to $7.0 million in 2007.

•	a $1.3 million increase in depreciation primarily due to an Egan expansion project placed in service in 2006.

2006 Compared to 2005.  Market Hub’s net income decreased by $10.7 million to $48.7 million in 2006 compared to $59.4 million in 2005. The decrease was primarily driven by:

•	a $17.4 million increase in operating expenses primarily attributable to a $6.2 million fuel loss in 2006, $3.8 million in higher operations costs due to compressor overhauls and general maintenance costs and a $4.1 million increase in corporate costs in 2006 primarily from insurance and allocations, partially offset by

•	a $0.8 million increase in operating revenues, which included a $9.2 million increase in firm storage revenues arising from expanded storage capacity and higher realized rates and a $2.8 million increase in interruptible storage revenues, partially offset by $6.2 million of business interruption insurance proceeds received in 2005 associated with lost revenue related to the 2004 cavern well-head fire at Moss Bluff and a $4.2 million gain in 2005 in net fuel recoveries from customers, and

•	a $9.4 million net increase in gains on sales of other assets principally due to the recognition of a $9.8 million gain from the property insurance settlement related to the 2004 cavern well-head fire at Moss Bluff.

Other Income and Expenses, Net

Other income and expenses in 2006 primarily represented the equity component of AFUDC resulting from the Jewell Ridge expansion project placed in service in 2006.

Interest Income

2007 Compared to 2006.  The $5.5 million recognized in 2007 represents interest earned on marketable securities purchased with a portion of the IPO proceeds.

2006 Compared to 2005.  Prior to the IPO, all cash generated by Spectra Energy Partners was advanced to Spectra Energy. There was no interest income earned on such balances.

Interest Expense

2007 Compared to 2006.  The $8.9 million increase mainly results from the term and revolver borrowings entered into on July 2, 2007.

2006 Compared to 2005.  Interest expense in 2006 and 2005 represents interest costs on the outstanding term loan of East Tennessee.

Income Tax Expense (Benefit)

2007 Compared to 2006.  Spectra Energy Partners recorded an income tax benefit in 2007 of $99.1 million compared to income tax expense of $10.7 million in 2006. Effective July 2, 2007, as a result of Spectra Energy Partners’ master limited partnership structure, Spectra Energy Partners is no longer subject to federal income taxes. Therefore, in the third quarter of 2007, Spectra Energy Partners recorded a one-time benefit of $110.5 million from the reversal of deferred income tax liabilities. This tax benefit was partially offset by taxes on higher earnings of East Tennessee in the 2007 period. Spectra Energy Partners is still subject to Tennessee state income tax.

2006 Compared to 2005.  The $2.9 million increase was primarily attributable to increased earnings at East Tennessee.

Spectra Energy Partners’ Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

Spectra Energy Partners defines its Adjusted Earnings before interest, taxes, depreciation and amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Spectra Energy Partners’ Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles (GAAP). Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in Spectra Energy Partners’ industry, Spectra

Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Adjusted EBITDA is used as a supplemental financial measure by Spectra Energy Partners’ management and by external users of Spectra Energy Partners’ financial statements to assess:

•	the financial performance of Spectra Energy Partners’ assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of Spectra Energy Partners’ assets to generate cash sufficient to pay interest on indebtedness and to make distributions to partners; and

•	Spectra Energy Partners’ operating performance and return on invested capital as compared to those of other publicly traded limited partnerships that own energy infrastructure assets, without regard to their financing methods and capital structure.

Significant drivers of variances in Adjusted EBITDA between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and the scheduled payments of interest.

Cash Available for Distribution

Spectra Energy Partners defines its Cash Available for Distribution as Spectra Energy Partners’ Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub, less cash paid for interest expense, net, and maintenance capital expenditures. Spectra Energy Partners’ Cash Available for Distribution does not reflect changes in working capital balances. Spectra Energy Partners’ Cash Available for Distribution for 2007 also includes Spectra Energy Partners’ incremental general and administrative expenses of being a publicly-traded partnership.

For Gulfstream and Market Hub, Spectra Energy Partners defines their Cash Available for Distribution as their Adjusted EBITDA less cash paid for interest expense, net, and maintenance capital expenditures. Cash available for distribution does not reflect changes in their working capital balances.

Cash Available for Distribution should not be viewed as indicative of the actual amount of cash available for distribution or that Spectra Energy Partners plans to distribute for a given period.

Cash Available for Distribution should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash Available for Distribution excludes some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Cash Available for Distribution as presented may not be comparable to similarly titled measures of other companies.

Significant drivers of variances in Cash Available for Distribution between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and the scheduled payments of interest.

Spectra Energy Partners — Calculation and Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Net income	$197.5	$61.6	$135.9	$57.0	$4.6
Add:
Interest expense	17.1	8.2	8.9	8.5	(0.3)
Income tax expense (benefit)	(99.1)	10.7	(109.8)	7.8	2.9
Depreciation and amortization	23.2	19.0	4.2	23.6	(4.6)
Less:
Equity in earnings of Gulfstream	23.5	16.8	6.7	16.6	0.2
Equity in earnings of Market Hub	32.1	24.3	7.8	29.7	(5.4)
Interest income	5.5	—	5.5	—	—
Other income, net	0.3	1.8	(1.5)	0.5	1.3

Adjusted EBITDA	77.3	56.6	20.7	50.1	6.5
Add:
Cash Available for Distribution from Gulfstream	28.9	23.8	5.1	25.5	(1.7)
Cash Available for Distribution from Market Hub	31.9	19.5	12.4	18.7	0.8
Less:
Cash paid for interest expense, net	10.3	8.6	1.7	8.6	—
Maintenance capital expenditures	10.1	10.9	(0.8)	8.2	2.7

Cash Available for Distribution	$117.7	$80.4	$37.3	$77.5	$2.9

Spectra Energy Partners — Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Net cash provided by operating activities	$72.4	$62.3	$10.1	$93.3	$(31.0)
Interest income	(5.5)	—	(5.5)	—	—
Interest expense	17.1	8.2	8.9	8.5	(0.3)
Income tax expense — current	5.6	(2.1)	7.7	3.5	(5.6)
Distributions received from Gulfstream	(16.8)	(20.3)	3.5	(29.7)	9.4
Distributions received from Market Hub	(5.9)	—	(5.9)	—	—
Changes in working capital and other	10.4	8.5	1.9	(25.5)	34.0

Adjusted EBITDA	77.3	56.6	20.7	50.1	6.5
Add:
Cash Available for Distribution from Gulfstream	28.9	23.8	5.1	25.5	(1.7)
Cash Available for Distribution from Market Hub	31.9	19.5	12.4	18.7	0.8
Less:
Cash paid for interest expense, net	10.3	8.6	1.7	8.6	—
Maintenance capital expenditures	10.1	10.9	(0.8)	8.2	2.7

Cash Available for Distribution	$117.7	$80.4	$37.3	$77.5	$2.9

Gulfstream — Calculation and Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Net income	$95.4	$68.4	$27.0	$67.8	$0.6
Add:
Interest expense	47.9	48.8	(0.9)	25.5	23.3
Depreciation and amortization	30.0	30.4	(0.4)	29.2	1.2
Less:
Other income, net	3.9	0.4	3.5	1.8	(1.4)

Adjusted EBITDA — 100%	169.4	147.2	22.2	120.7	26.5
Less:
Cash paid for interest expense, net	49.9	49.5	0.4	15.8	33.7
Maintenance capital expenditures	1.4	0.6	0.8	0.9	(0.3)

Cash Available for Distribution — 100%	$118.1	$97.1	$21.0	$104.0	$(6.9)

Adjusted EBITDA — 24.5%	$41.5	$36.1	$5.4	$29.6	$6.5
Cash Available for Distribution — 24.5%	28.9	23.8	5.1	25.5	(1.7)

Market Hub — Calculation and Reconciliation of Non-GAAP “Adjusted EBITDA and “Cash Available for Distribution”

			Increase		Increase
	2007	2006	(Decrease)	2005	(Decrease)
			(In millions)

Net income	$64.2	$48.7	$15.5	$59.4	$(10.7)
Add:
Interest expense	3.6	2.6	1.0	—	2.6
Income tax expense	0.1	—	0.1	—	—
Depreciation and amortization	9.1	7.8	1.3	6.9	0.9
Less:
Interest income	2.2	—	2.2	—	—
Other income, net	7.1	10.6	(3.5)	1.2	9.4

Adjusted EBITDA — 100%	67.7	48.5	19.2	65.1	(16.6)
Less:
Maintenance capital expenditures	4.0	9.6	(5.6)	27.6	(18.0)

Cash Available for Distribution — 100%	$63.7	$38.9	$24.8	$37.5	$1.4

Adjusted EBITDA — 50%	$33.9	$24.3	$9.6	$32.6	$(8.3)
Cash Available for Distribution — 50%	31.9	19.5	12.4	18.8	0.7

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of accounting policies and estimates is an important process that continues to evolve as Spectra Energy Partners’ operations change and accounting guidance is issued. Spectra Energy Partners has identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Spectra Energy Partners discusses its critical accounting policies and estimates and other significant accounting policies with senior members of management and the Audit Committee.

Regulatory Accounting

Spectra Energy Partners accounts for its regulated operations at East Tennessee under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” As a result, Spectra Energy Partners records assets that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $9.5 million as of December 31, 2007 and $10.5 million as of December 31, 2006. Spectra Energy Partners had no regulatory liabilities for the periods included in the financial statements.

Impairment of Goodwill

Goodwill of Spectra Energy Partners’ sole operating segment, East Tennessee, was $118.3 million at both December 31, 2007 and 2006. Spectra Energy Partners evaluates the impairment of goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, Spectra Energy Partners performs an annual goodwill impairment test and updates the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Key assumptions used in the analysis include, but are not limited to, the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy Partners incorporates expected growth rates, regulatory stability and the ability to renew contracts, as well as other factors that affect its revenue and expense forecasts.

Equity Method Investments

Spectra Energy Partners accounts for investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where it has the ability to exercise significant influence, under the equity method. Accordingly, Spectra Energy Partners’ 24.5% interest in Gulfstream and 50.0% interest in Market Hub are accounted for under the equity method.

Revenue Recognition

Revenues from the transportation of natural gas and the storage of LNG are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Spectra Energy Partners’ ability to finance operations, fund capital expenditures and acquisitions, meet indebtedness obligations and refinance indebtedness will depend on its ability to generate cash in the future. Historically, sources of liquidity included cash generated from operations, cash received from Gulfstream, external debt and funding from Spectra Energy. Market Hub was formerly a wholly owned subsidiary of Spectra Energy and did not make distributions to Spectra Energy, but it is now required to make distributions of its Available Cash to its partners, including Spectra Energy Partners.

Net working capital was negative $34.9 million as of December 31, 2007 as compared to negative $4.8 million as of December 31, 2006. The negative working capital at December 31, 2007 primarily results from the $50.0 million note payable on demand to Market Hub. Spectra Energy Partners does not expect Market Hub to demand payment on this note during 2008. Spectra Energy Partners will rely primarily upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for 2008. Future sources of liquidity include cash generated from operations, cash distributions received from Gulfstream and Market Hub, borrowings under the $500.0 million credit facility, cash realized from the liquidation of securities that are currently pledged under the new credit facility, issuances of additional partnership units and debt offerings.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, earnings sensitivities to weather, commodity prices and the timing of associated regulatory cost recovery approval. See Part  I, Item 1A. Risk Factors for further discussion.

Operating Cash Flows

Net cash provided by operating activities totaled $72.4 million in 2007 compared to $62.3 million in 2006. This $10.1 million increase was driven primarily by higher earnings.

Net cash provided by operating activities decreased $31.0 million to $62.3 million in 2006 compared to $93.3 million in 2005. This change was driven primarily by:

•	a $9.4 million decrease in distributions from Gulfstream, and

•	tax payments of $3.3 million in 2006 as compared to net tax refunds and accruals in 2005 of $13.6 million.

Investing Cash Flows

Cash flows used in investing activities totaled $209.9 million in 2007 compared to $85.9 million in 2006. This $124.0 million increase was driven primarily by:

•	net purchases of investment-grade securities totaling $154.6 million that are held as collateral for the term portion of the $500.0 million credit facility, and

•	a $28.3 million increase in investment expenditures from infusions of capital to Gulfstream and Market Hub in 2007, partially offset by

•	a $58.9 million reduction in expansion capital expenditures in 2007, primarily the result of the completion of the Jewell Ridge expansion project in 2006.

Capital expenditures in 2007, consisting of East Tennessee’s expenditures, totaled $27.0 million and included $16.9 million for expansion projects and $10.1 million for maintenance projects. Investment expenditures, consisting of capital contributions to Gulfstream and Market Hub, totaled $28.3 million in 2007. Spectra Energy Partners estimates total 2008 capital and investment expenditures of approximately $130.0 million, of which $25.0 million is expected to be used for expansion projects, $5.0 million to be used for maintenance and other projects, and $5.0 million to be used in connection with the Saltville and P-25 Pipeline acquisition previously discussed. Projected 2008 capital contributions to Gulfstream and Market Hub total approximately $95.0 million.

Given Spectra Energy Partners’ objective of growth through acquisitions and expansions of existing assets, Spectra Energy Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

Expansion capital and investment expenditures in 2007 included continued expansion of Market Hub’s Egan Cavern 4 and the completion of the Egan horsepower project.

Significant 2008 expansion projects, including those of Gulfstream and Market Hub, are expected to include:

•	East Tennessee — Glade Spring/CNX is an add-on expansion from the Jewell Ridge project. This project is expected to go into service in the fourth quarter of 2008.

•	Gulfstream — Phase III, expected to begin service in August 2008, includes approximately 35 miles of 30-inch pipeline. Phase IV includes about 18 miles of 20-inch pipe and increased compression and is expected to be in service in September 2008. Both projects will be serving the growing electricity needs of peninsular Florida by increasing Gulfstream’s total capacity to 1.25 Bcf/d.

•	Egan — Completion of the Cavern #4 expansion and beginning construction of Cavern #3, as well as improvements to Egan’s header system. Initial in-service of Cavern #3 and completion of header improvements are expected in the summer of 2009, with expected final working capacity of 8 Bcf in service in 2011. The additional capacity will enable Egan to capture opportunities around LNG supply along the Gulf Coast.

•	Moss Bluff — In March 2008, Moss Bluff announced the addition of a fourth storage cavern, increasing storage working capacity by 6.5 Bcf, and expanding the pipeline interconnects. Construction is expected to begin in mid-2008, with the cavern expected to be fully in service in 2011.

In December 2007, Spectra Energy Partners announced an agreement to acquire Virginia-based Saltville Gas Storage Company, L.L.C. (Saltville) and the P-25 Pipeline from Spectra Energy for $107 million, consisting of newly issued partnership units and approximately $5 million in cash. Saltville assets include three separate natural gas storage facilities with approximately 5.5 Bcf of working capacity. The P-25 Pipeline is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 Mmcf/d. The transaction is expected to close during the second quarter of 2008, pending required regulatory approvals.

Net cash flows used by investing activities totaled $85.9 million in 2006 compared to cash provided of $92.8 million in 2005. This $178.7 million decrease was primarily driven by:

•	a distribution of $152.1 million, which was a return of capital from Gulfstream in 2005 associated with project financing obtained by Gulfstream, and

•	an increase in cash used of approximately $26.6 million for capital expenditures primarily related to the Jewell Ridge Lateral expansion project of East Tennessee.

Financing Cash Flows

Prior to the completion of the IPO, all of Spectra Energy Partners’ excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities. Cash flows provided by financing activities in 2007 totaled $152.4 million compared to $23.6 million in 2006. This $128.8 million increase was driven primarily by:

•	$300.0 million in issuances of long-term debt and note payable to affiliates, net of redemptions in 2007, and

•	$230.2 million of net cash received upon issuance of common units to the public in the IPO, partially offset by

•	an initial cash distribution of $345.0 million to Spectra Energy on July 2, 2007 compared to net transfers from Spectra Energy of $23.6 million in 2006, and

•	distributions to partners of $20.3 million in 2007, and

•	dividends by East Tennessee to parent of $12.5 million in 2007, prior to the IPO transaction.

Net cash provided by financing activities was $23.6 million in 2006 compared to cash used of $186.1 million in 2005. This change was driven primarily by:

•	a distribution in 2005 to Spectra Energy of the $152.1 million debt proceeds distributed to Spectra Energy Partners by Gulfstream, and

•	a decrease in other cash distributed to Spectra Energy of $57.6 million as a result of higher capital expenditures and lower operating cash flow.

Credit Facility.  Effective as of July 2, 2007, Spectra Energy Partners, as guarantor, and Spectra Energy Partners OLP, LP, a subsidiary of Spectra Energy, entered into a five-year $500 million credit agreement that includes both term and revolving borrowing capacity, of which Spectra Energy Partners borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO. Spectra Energy Partners’ obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan. As of December 31, 2007, $154.6 million of investment grade securities were pledged as collateral against the term debt. The revolving credit facility bears interest based on the London InterBank Offering Rate (LIBOR). The credit facility prohibits Spectra Energy Partners from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting its ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of December 31, 2007, Spectra Energy Partners believes it was in compliance with those covenants.

Cash Distributions.  A cash distribution to unitholders of $0.30 per unit was declared on October 24, 2007 and was paid on November 14, 2007. An additional cash distribution to unitholders of $0.32 per unit was declared on January 24, 2008 and was paid on February 14, 2008, which is a $0.02 per unit increase over the cash distribution paid on November 14, 2007.

Off Balance Sheet Arrangements

Spectra Energy Partners does not have any off-balance sheet financing entities or structures with third parties other than the equity investments in Gulfstream and Market Hub, and maintains no debt obligations that contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.

Gulfstream has $850 million aggregate principal amount of senior notes outstanding, none of which is included on the consolidated balance sheets.

Contractual Obligations

Spectra Energy Partners enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Spectra Energy Partners’ contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Current Liabilities on the Consolidated Balance Sheets other than Current Maturities of Long-Term Debt. It is expected that the majority of current liabilities on the Consolidated Balance Sheets will be paid in cash in 2008.

Contractual Obligations as of December 31, 2007

	Payments Due by Period
			2009 &	2011 &	2013 &
	Total	2008	2010	2012	Beyond
			(In millions)

Long-term debt(a)	$514.4	$24.8	$49.5	$440.1	$—
Notes payable — affiliates	50.0	50.0	—	—	—
Operating leases	0.3	0.1	0.2	—	—
Purchase obligations
Material/capital purchases	3.3	3.3	—	—	—
Other purchase obligations	0.7	0.7	—	—	—

Total contractual cash obligations	$568.7	$78.9	$49.7	$440.1	$—

(a)	See Note 10 of Notes to Consolidated Financial Statements. Amounts include scheduled interest payments over the life of the debt.

Quantitative and Qualitative Disclosures About Market Risk

Spectra Energy Partners is exposed to market risks associated with interest rate and credit exposure. Management has established comprehensive risk management policies to monitor and manage these market risks. The Chief Financial Officer of Spectra Energy is responsible for the overall governance of managing interest rate risk and credit risk, including monitoring exposure limits.

Interest Rate Risk

Spectra Energy Partners is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt and investments in short and long-term securities. Spectra Energy Partners manages interest rate exposure by limiting variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Spectra Energy Partners may also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure.

Credit Risk

Credit risk represents the loss that Spectra Energy Partners would incur if a counterparty fails to perform under its contractual obligations. Spectra Energy Partners’ exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by Spectra Energy Partners generally under park-and-loan services and no-notice services. Spectra Energy Partners’ principal customers for natural gas transportation and storage are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located in the southern and southeastern United States. Spectra Energy Partners has concentrations of receivables from these industry sectors. These concentrations may affect Spectra Energy Partners’ overall credit risk in that risk factors can negatively effect the credit quality of an entire sector.

Where exposed to credit risk, Spectra Energy Partners analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an ongoing basis. Spectra Energy Partners also obtains cash or letters of credit from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. Approximately 85% of Spectra Energy Partners’ credit exposures for transportation and storage services are with customers who have an investment-grade rating or equivalent based on an evaluation by Spectra Energy.

Increases in gas prices and gas price volatility can materially increase Spectra Energy Partners’ credit risk related to gas loaned to customers. The highest amount of gas loaned out by Spectra Energy Partners over the past 24 months at any one time to Spectra Energy Partners’ customers has been approximately 9.3 Bcf. The market value of that volume, assuming an average market price of $8.00 per MMBtu, would be $74 million. Spectra Energy Partners’ credit exposure from gas loans is managed as part of the program described above, and Market Hub obtains security deposits as necessary from third parties and affiliates to cover any excess exposure.

Spectra Energy Partners manages cash to maximize value while assuring appropriate amounts of cash are available, as required. Spectra Energy Partners typically invests its Available Cash in high-quality money market securities. Such money market securities are designed for safety of principal and liquidity, and accordingly, do not include equity-based securities. Spectra Energy Partners has discontinued investing in both asset-backed commercial paper and auction-rate securities. Spectra Energy Partners had no investments in asset-backed commercial paper outstanding as of December 31, 2007. Spectra Energy Partners had a $44 million investment in auction-rate securities outstanding as of December 31, 2007 that was sold by January 4, 2008.

Based on Spectra Energy Partner’s policies for managing credit risk, its exposures and its credit and other reserves, Spectra Energy Partners does not anticipate a materially adverse effect on its consolidated results of operations, financial position or cash flows as a result of non-performance by any counterparty.

OTHER ISSUES

Global Climate Change.  Spectra Energy Partners’ assets and operations may become subject to direct and indirect effects of possible future global climate change regulatory actions.

The United States is not a signatory to the United Nations-sponsored Kyoto Protocol, which prescribes specific targets to reduce greenhouse gas (GHG) emissions for developed countries for the 2008-2012 period, and the federal government has not adopted a mandatory GHG emissions reduction requirement. While several bills have been introduced in the U.S. Congress that would impose GHG emissions constraints, final legislation has yet to advance.

A number of states in the U.S., primarily in the Northeast and Western U.S., are either in the process of establishing or considering state or regional programs that would mandate future reductions in greenhouse gas emissions. The final details and implementation schedules of such future state or regional programs, and whether they might directly affect the natural gas sector, are uncertain.

The key details of future GHG restrictions are highly uncertain, and as such, the likely future affects on Spectra Energy Partners are highly uncertain. Due to the speculative outlook regarding any U.S. federal and state policies, Spectra Energy Partners cannot estimate the potential effect of greenhouse gas policies on its future consolidated results of operations, financial position or cash flows. Spectra Energy Partners will monitor the development of greenhouse gas regulatory policies in the states in which it operates if policies become sufficiently certain to support a meaningful assessment.

New Accounting Pronouncements

The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements.”  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Energy Partners’ current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra Energy Partners, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Spectra Energy Partners, SFAS No. 159 is effective as of January 1, 2008. Spectra Energy Partners has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

SFAS No. 141R, “Business Combinations.”  In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.”  In December 2007, the FASB issued SFAS No. 160 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. Spectra Energy Partners is currently evaluating the impact of adopting SFAS No. 160, and cannot currently estimate the effect it will have on its consolidated results of operations, financial position or cash flows.

Emerging Issues Task Force (EITF) 07-01 “Accounting for Collaborative Arrangements.”  In December 2007, the FASB ratified a consensus reached by the EITF to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. An entity should report the effects of applying EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. Spectra Energy Partners is currently evaluating the effect of adopting EITF 07-01, but does not believe it will have a material effect on its consolidated results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk for discussion.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of
Spectra Energy Partners, LP
Houston, Texas

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries as of December 31, 2007 and the combined balance sheet of Spectra Energy Partners Predecessor as of December 31, 2006 (collectively, Spectra Energy Partners, LP and subsidiaries and Spectra Energy Partners Predecessor are the “Company”), and the related consolidated and combined statements of operations, partners’ capital/parent net equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on July 2, 2007 the Company completed its initial public offering. For periods prior to the closing of the initial public offering, the combined financial statements were prepared from the separate records maintained by Spectra Energy Capital, LLC for East Tennessee Natural Gas LLC, Market Hub Partners Holding and Gulfstream Natural Gas System, L.L.C., the entities that were contributed to the Company by Spectra Energy Corp, and are based on the historical ownership percentages of the entities’ operations that were contributed. The combined financial results of the entities are treated as the historical results of the Company for financial statement purposes and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from and are applicable to Spectra Energy Capital, LLC as a whole.

/s/  Deloitte & Touche LLP

Houston, Texas
March 19, 2008

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007		2006		2005
	(In millions, except per-unit amounts)

Operating Revenues
Transportation of natural gas	$98.2		$80.6		$77.7
Storage of liquefied natural gas and other	1.9		2.0		2.3

Total operating revenues	100.1		82.6		80.0

Operating Expenses
Operating, maintenance and other	15.7		9.0		16.7
Operating, maintenance and other — affiliates	4.3		12.8		7.9
Depreciation and amortization	23.2		19.0		23.6
Property and other taxes	2.8		4.2		5.3

Total operating expenses	46.0		45.0		53.5

Operating Income	54.1		37.6		26.5

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	55.6		41.1		46.3
Other income and expenses, net	0.3		1.8		0.5

Total other income and expenses	55.9		42.9		46.8

Interest Income	5.5		—		—
Interest Expense	17.1		8.2		8.5

Earnings Before Income Taxes	98.4		72.3		64.8
Income Tax Expense (Benefit)	(99.1	)(a)	10.7		7.8

Net Income	$197.5		$61.6		$57.0

Calculation of Limited Partners’ Interest in Net Income:
Net income(b)	$46.2		n/a	(c)	n/a	(c)
Less general partner’s interest in net income	0.9		n/a		n/a

Limited partners’ interest in net income	$45.3		n/a		n/a

Basic and diluted net income per limited partner unit	$0.68		n/a		n/a
Weighted average limited partners units outstanding — basic and diluted	66.2		n/a		n/a

(a)	Includes a $110.5 million benefit related to the elimination of accumulated deferred income tax liabilities. See Note 1 for further discussion.

(b)	Reflective of general and limited partners’ interest in Net Income since the closing of Spectra Energy Partners’ initial public offering on July 2, 2007.

(c)	Not applicable.

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$14.9	$—
Receivables, trade (net of allowance for doubtful accounts of $0.1 at December 31, 2007 and $0.2 at December 31, 2006)	9.9	9.1
Receivables — affiliates	1.9	—
Natural gas imbalance receivables	0.8	3.1
Natural gas imbalance receivables — affiliates	3.9	4.6
Taxes receivable — affiliates	—	1.5
Inventory	2.6	2.5
Fuel tracker	2.4	—

Total current assets	36.4	20.8

Investments and Other Assets
Investments in unconsolidated affiliates	495.1	442.8
Goodwill	118.3	118.3
Other investments	154.8	—

Total investments and other assets	768.2	561.1

Property, Plant and Equipment
Cost	821.4	800.0
Less accumulated depreciation and amortization	128.8	108.2

Net property, plant and equipment	692.6	691.8

Regulatory Assets and Deferred Debits	10.4	10.9

Total Assets	$1,507.6	$1,284.6

LIABILITIES AND PARTNERS’ CAPITAL / PARENT NET EQUITY
Current Liabilities
Accounts payable	$6.1	$0.1
Accounts payable — affiliates	0.9	2.1
Taxes accrued	2.9	3.4
Taxes accrued — affiliates	—	3.4
Interest accrued	1.6	0.4
Natural gas imbalance payables	0.8	1.1
Natural gas imbalance payables — affiliates	3.2	3.4
Note payable — affiliates	50.0	—
Other	5.8	11.7

Total current liabilities	71.3	25.6

Long-term Debt	400.0	150.0

Deferred Credits and Other Liabilities
Deferred income taxes	8.4	113.0
Other	2.6	6.9

Total deferred credits and other liabilities	11.0	119.9

Commitments and Contingencies
Partners’ Capital / Parent Net Equity
Common units (44.6 million units issued and outstanding at December 31, 2007)	699.3	—
Subordinated units (21.6 million units issued and outstanding at December 31, 2007)	303.5	—
General partner units (1.4 million units issued and outstanding at December 31, 2007)	19.0	—
Parent net investment	—	985.3
Accumulated other comprehensive income	3.5	3.8

Total partners’ capital / parent net equity	1,025.3	989.1

Total Liabilities and Partners’ Capital / Parent Net Equity	$1,507.6	$1,284.6

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197.5	$61.6	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	19.0	23.6
Deferred income taxes	(104.6)	12.8	4.4
Equity in earnings of unconsolidated affiliates	(55.6)	(41.1)	(46.3)
Distributions from unconsolidated affiliates	22.7	20.3	29.7
Decrease (increase) in:
Receivables	(15.3)	0.1	0.9
Taxes receivable — affiliates	1.5	—	6.1
Other current assets	—	(0.9)	0.1
Increase (decrease) in:
Accounts payable	7.9	(0.8)	1.7
Taxes accrued	3.2	(3.3)	7.5
Other current liabilities	(4.7)	(8.9)	1.6
Other, assets	0.9	(9.5)	(0.5)
Other, liabilities	(4.3)	13.0	7.5

Net cash provided by operating activities	72.4	62.3	93.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27.0)	(85.9)	(59.3)
Investment expenditures	(28.3)	—	—
Purchases of available-for-sale securities	(1,439.0)	—	—
Proceeds from sales and maturities of available-for-sale securities	1,284.4	—	—
Distributions from unconsolidated affiliates	—	—	152.1

Net cash provided by (used in) investing activities	(209.9)	(85.9)	92.8

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	380.0	—	—
Payments for the redemption of long-term debt	(130.0)	—	—
Proceeds from note payable — affiliates	50.0	—	—
Proceeds from issuance of common units	230.2	—	—
Dividends to parent	(12.5)	—	—
Distributions to partners	(20.3)	—	—
Transfers from (to) parent, net	(345.0)	23.6	(186.1)

Net cash provided by (used in) financing activities	152.4	23.6	(186.1)

Net increase in cash and cash equivalents	14.9	—	—
Cash and cash equivalents at beginning of the period	—	—	—

Cash and cash equivalents at end of the period	$14.9	$—	$—

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$15.4	$8.6	$8.6
Cash paid (received) for income taxes	6.3	1.1	(5.5)

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/PARENT NET
EQUITY AND COMPREHENSIVE INCOME

					Accumulated
		Partners’ Capital			Other
	Parent Net	Limited Partners		General	Comprehensive
	Investment	Common	Subordinated	Partner	Income	Total
	(In millions)

December 31, 2004	$1,024.7	$—	$—	$—	$—	$1,024.7

Net income	57.0	—	—	—	—	57.0
Other comprehensive income Net unrealized gains on cash flow hedges	—	—	—	—	4.2	4.2
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.1)	(0.1)

Total comprehensive income						61.1

Net transfers to parent	(190.1)	—	—	—	—	(190.1)

December 31, 2005	891.6	—	—	—	4.1	895.7

Net income	61.6					61.6
Other comprehensive income Reclassification of cash flow hedges into earnings	—	—	—	—	(0.3)	(0.3)

Total comprehensive income						61.3

Net transfers from parent	32.1	—	—	—	—	32.1

December 31, 2006	985.3	—	—	—	3.8	989.1

Net income attributable to the period January 1, 2007 through July 2, 2007	151.3	—	—	—	—	151.3
Net income attributable to the period July 3, 2007 through December 31, 2007	—	30.5	14.8	0.9	—	46.2
Other comprehensive income Reclassification of cash flow hedges into earnings	—	—	—	—	(0.3)	(0.3)

Total comprehensive income						197.2

Dividends to parent	(12.5)					(12.5)
Distributions to partners		(13.4)	(6.5)	(0.4)	—	(20.3)
Transfers to parent	(358.4)	—	—	—	—	(358.4)
Conversion to Spectra Energy Partners, LP	(765.7)	452.0	295.2	18.5	—	—
Issuance of common units	—	230.2	—	—	—	230.2

December 31, 2007	$—	$699.3	$303.5	$19.0	$3.5	$1,025.3

See Notes to Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of Operations.  Spectra Energy Partners, LP, through its subsidiaries and equity affiliates (collectively, Spectra Energy Partners) is engaged in the transportation of natural gas through interstate pipeline systems that serve the southeastern United States, and the storage of natural gas in underground facilities that are located in southeast Texas and in south central Louisiana. Spectra Energy Partners, LP is a Delaware master limited partnership formed on March 19, 2007.

Initial Public Offering.  On July 2, 2007, immediately prior to the closing of Spectra Energy Partners’ initial public offering (IPO), Spectra Energy Corp (Spectra Energy) contributed to Spectra Energy Partners, LP 100% of the ownership of East Tennessee Natural Gas LLC (East Tennessee) less certain working capital balances retained as per the partnership agreements, 50% of the ownership of Market Hub Partners Holding (Market Hub), formerly Market Hub Partners Holding, LLC, and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). See Note 2 for further information regarding the working capital transfers. Spectra Energy indirectly owned 100% of Spectra Energy Partners, LP prior to the closing of the IPO.

On July 2, 2007, Spectra Energy Partners completed its IPO. Spectra Energy Partners issued 11.5 million common units to the public, representing 17% of its outstanding equity. Net cash of $230.2 million was received by Spectra Energy Partners upon closing of the IPO. Spectra Energy retained an 83% equity interest in Spectra Energy Partners, including common units, subordinated units and a 2% general partner interest. Approximately $26.0 million of these proceeds was distributed to Spectra Energy, $194.0 million was used to purchase qualifying investment-grade securities, and $10.0 million was retained by Spectra Energy Partners to meet working capital requirements. Also on July 2, 2007, Spectra Energy Partners borrowed $194.0 million in term debt using the investment-grade securities as collateral and borrowed an additional $125.0 million of revolving debt. Proceeds from these borrowings, totaling $319.0 million, were distributed to Spectra Energy.

Basis of Presentation.  For periods prior to the closing of the IPO on July 2, 2007, the combined financial statements were prepared from the separate records maintained by Spectra Energy Capital, LLC for East Tennessee, Market Hub and Gulfstream, the entities that were contributed to Spectra Energy Partners by Spectra Energy, and

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

are based on Spectra Energy’s historical ownership percentages of the operations that were contributed. The combined financial results of these entities are treated as the historical results of Spectra Energy Partners for financial statement reporting purposes. Both the combined financial statements of East Tennessee, Market Hub and Gulfstream, as well as the consolidated financial statements of Spectra Energy Partners for the periods post-IPO, are hereafter referred to as “consolidated” financial statements. The historical data of periods prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had those contributed entities been operated separately during those periods. Because a direct ownership relationship did not exist among the entities comprising Spectra Energy Partners prior to July 2, 2007, the net investment in Spectra Energy Partners is shown as Parent Net Investment in the Consolidated Balance Sheet at December 31, 2006.

Spectra Energy Partners generally accounts for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where it has the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for Spectra Energy Partners reflect the consolidation of East Tennessee (100%), and the investments in Market Hub and Gulfstream using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

Spectra Energy managed its cash on a centralized basis for the entire Spectra Energy consolidated group, which in the periods up to the completion of Spectra Energy Partners’ IPO, included the various assets and operations of the companies comprising Spectra Energy Partners. Gulfstream did not participate in the centralized cash management activity of Spectra Energy. The individual cash accounts maintained at the business unit levels (i.e. within Spectra Energy Partners’ entities) were swept to a Spectra Energy corporate account on a daily basis, creating an Advance Receivable between Spectra Energy (or other affiliates/corporate entities) and the individual entities that now comprise Spectra Energy Partners. Therefore, Spectra Energy Partners’ financials do not reflect any cash balances prior to the IPO. These net advances did not bear interest and were carried as unsecured, intercompany balances. Spectra Energy and Spectra Energy Partners’ entities settled the cumulative advance balances through equity distributions or contributions prior to Spectra Energy Partners’ IPO. Therefore, the consolidated net advances have been reclassified to Parent Net Equity in the Consolidated Balance Sheets.

Spectra Energy Partners’ costs of doing business have been reflected in the financial accounting records of Spectra Energy Partners for the periods presented. These costs include direct charges and allocations from Spectra Energy and its affiliates for business services, such as payroll, accounts payable and facilities management; corporate services, such as finance and accounting, legal, human resources, investor relations, public and regulatory policy, and senior executives; and pension and other post-retirement benefit costs.

Transactions between Spectra Energy Partners and Spectra Energy and its affiliates have been identified in the Consolidated Financial Statements as transactions between affiliates. See Note 2 for further discussion.

Use of Estimates.  To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Cash and Cash Equivalents.  Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that are pledged as collateral against long-term debt as discussed below, are considered cash equivalents.

Inventory.  Inventory consists primarily of other materials and supplies and is recorded at cost, primarily using average cost.

Natural Gas Imbalances.  The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in these balances do not have an effect on Spectra Energy Partners’ Consolidated Statements of Cash Flows. Natural

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

gas volumes owed to or by Spectra Energy Partners are valued at natural gas market index prices as of the balance sheet dates.

Investments.  Spectra Energy Partners may actively invest a portion of its cash balances in various financial instruments, including taxable or tax-exempt debt securities. In addition, Spectra Energy Partners invests in short-term money market securities, some of which are restricted due to debt collateral requirements. Spectra Energy Partners has classified all investments that are debt securities with maturity dates over one year as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” and they are carried at fair market value. Investments in money-market securities are accounted for at cost, as the carrying values approximate market values due to the short-term maturities, floating interest rates and minimal credit risk. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of available-for-sale securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows.

Goodwill.  Spectra Energy Partners evaluates goodwill for potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is subject to an annual test for impairment. Spectra Energy Partners has designated August 31 as the date it performs the annual review for goodwill impairment. Under the provisions of SFAS No. 142, Spectra Energy Partners performs the annual review for goodwill impairment at the reporting unit level, which Spectra Energy Partners has determined to be an operating segment or one level below.

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the implied fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Spectra Energy Partners completed its annual goodwill impairment test as of August 31, 2007 and no impairments were identified. Spectra Energy Partners primarily uses a discounted cash flow analysis to determine fair value for its reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy Partners incorporates expected long-term growth rates, regulatory stability and the ability to renew contracts, as well as other factors that affect revenue, expense and capital expenditure projections. Spectra Energy Partners did not record any impairment of its goodwill in 2007, 2006 and 2005, and there have been no additions, amortization or other changes in the carrying amount of goodwill during the years then ended. Goodwill for Spectra Energy Partners’ sole operating segment, East Tennessee, was $118.3 million at December 31, 2007 and 2006.

Property, Plant and Equipment.  Property, plant and equipment are stated at historical cost less accumulated depreciation. Spectra Energy Partners capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 2.9% for 2007, 2.6% for 2006 and 3.7% for 2005. See also “Allowance for Funds Used During Construction (AFUDC)” discussed below.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

When Spectra Energy Partners retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Unamortized Debt Expense.  Debt expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

Environmental Expenditures.  Spectra Energy Partners expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Undiscounted liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Cost-Based Regulation.  Spectra Energy Partners accounts for its regulated operations at East Tennessee under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Spectra Energy Partners records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets are classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits. Spectra Energy Partners had no regulatory liabilities as of December 31, 2007 and 2006. Spectra Energy Partners periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, Spectra Energy Partners may have to reduce certain of its asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets. See Note 4 for further discussion.

Revenue Recognition.  Revenues from the transportation of natural gas and the storage of liquefied natural gas (LNG) are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

Significant Customers.  Customers accounting for 10% or more of consolidated revenues during 2007, 2006 or 2005 are as follows:

	% of Revenues
Customer	2007		2006		2005

Atmos Energy Corporation	13%		18%		16%
CNX Gas Company LLC	11		(a	)	(a	)
KGEN Murray I and II, LLC	11		13		14
Knoxville Utilities Board	(a	)	(a	)	10

(a)	Percentage less than 10%

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Allowance for Funds Used During Construction (AFUDC).  AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of property, plant and equipment, with offsetting credits to Other Income and Expenses in the Consolidated Statements of Operations. After construction is completed, Spectra Energy Partners is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $0.3 million in 2007 (an equity component of $0.2 million and an interest expense component of $0.1 million), $2.2 million in 2006 (an equity component of $1.8 million and an interest expense component of $0.4 million) and $0.7 million in 2005 (an equity component of $0.5 million and an interest expense component of $0.2 million).

Preliminary Project Costs.  Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are initially included in operating expenses. If and when it is determined that recovery of such costs through regulated revenues of the completed project is probable, the inception-to-date costs of the project are recognized as Property, Plant and Equipment in accordance with the provisions of SFAS No. 71 and operating expenses are reduced.

Income Taxes.  Spectra Energy Partners’ East Tennessee operations were subject to corporate income tax under tax sharing agreements with Spectra Energy in 2007 and with Duke Energy Corporation (Duke Energy) in 2006 prior to the spin-off of Spectra Energy from Duke Energy on January 2, 2007. During those periods, income taxes were calculated by Spectra Energy Partners on the basis of its separate company income and deductions related to East Tennessee in accordance with respective established practices of Spectra Energy and Duke Energy. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods.

In conjunction with the contribution by Spectra Energy of the ownership of East Tennessee to Spectra Energy Partners immediately prior to the IPO, $110.5 million of accumulated federal income tax liabilities outstanding at June 30, 2007 were eliminated and recorded as a benefit to Income Tax Expense (Benefit) on the Consolidated Statements of Operations. Effective July 2, 2007, as a result of Spectra Energy Partners’ master limited partnership structure, Spectra Energy Partners is no longer subject to federal income taxes, but is still subject to Tennessee state income tax.

Market Hub and Gulfstream are not subject to federal income tax, but rather the taxable income or loss of these entities is reported on the income tax returns of the respective members. Market Hub is subject to Texas income (franchise) taxes under a tax sharing agreement with Spectra Energy.

Spectra Energy Partners adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109,” on January 1, 2007. The implementation of FIN 48 had no material impact on the consolidated financial statements.

Segment Reporting.  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Spectra Energy Partners’ defined business segment. The description of Spectra Energy Partners’ reportable segment, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, is presented in Note 3.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Distributions from Unconsolidated Affiliates.  Spectra Energy Partners considers distributions received from unconsolidated affiliates which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classifies these amounts as operating activities within the accompanying Consolidated Statements of Cash Flows. Cumulative distributions received in excess of cumulative equity in earnings subsequent to the date of investment are considered to be a return of investment and are classified as investing activities.

Cash Flow Hedges.  Gulfstream has entered into cash flow hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are reported as Accumulated Other Comprehensive Income (AOCI) until earnings are affected by the hedged transaction. Spectra Energy Partners recognizes its proportionate share of Gulfstream’s activity in the Consolidated Statements of Partners’ Capital/Parent Net Equity and Comprehensive Income.

New Accounting Pronouncements — 2007.  The following new accounting pronouncements were adopted during 2007 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”  In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Energy Partners has concluded there is a level of uncertainty with respect to the recognition in its financial statements. Spectra Energy Partners implemented FIN 48 effective January 1, 2007. The implementation of FIN 48 had no material impact on the consolidated financial statements.

FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  In September 2006, the FASB issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Spectra Energy Partners as of January 1, 2007 and was applied retrospectively for all financial statements presented. The adoption of FSP No. AUG AIR-1 did not have an effect on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

New Accounting Pronouncement — 2006.  The following significant accounting pronouncement was adopted during 2006 and the effect of such adoption has been presented in the accompanying Consolidated Financial Statements:

Federal Energy Regulatory Commission Accounting Order.  In 2005, the Federal Energy Regulatory Commission (FERC) issued an Order on Accounting for Pipeline Assessment Costs that requires most pipeline inspection and integrity assessment activities to be recognized as expenses as incurred. In the Order, FERC confirmed that pipeline betterments and replacements, including those resulting from integrity inspections, will continue to be capitalized when appropriate. This FERC Order was effective for pipeline inspection and integrity assessment costs incurred on or subsequent to January 1, 2006 and increased annual expenses for Spectra Energy Partners by $3.1 million in 2007 and $1.7 million in 2006. Pipeline inspection and integrity assessment costs capitalized prior to the effective date of the rule were not affected.

New Accounting Pronouncements — Pending.  The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements.”  In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Energy Partners’ current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Energy Partners, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Spectra Energy Partners, SFAS No. 159 is effective as of January 1, 2008. Spectra Energy Partners has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

SFAS No. 141R, “Business Combinations.”  In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination and further requires that acquisition-related costs, except for costs to issue debt or equity securities, be expensed in the period incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and cannot be early adopted.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.”  In December 2007, the FASB issued SFAS No. 160 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. Spectra Energy Partners is currently evaluating the effect of adopting SFAS No. 160, and cannot currently estimate the effect it will have on its consolidated results of operations, financial position or cash flows.

Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements.”  In December 2007, the FASB ratified a consensus reached by the EITF to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. An entity should report the effects of applying EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date. Spectra Energy Partners is currently evaluating the effect of adopting EITF 07-01, but does not believe it will have a material effect on its consolidated results of operations, financial position or cash flows.

2.	Transactions with Affiliates

In the normal course of business, Spectra Energy Partners provides natural gas transportation, storage and other services to Spectra Energy and its affiliates.

In addition, pursuant to an agreement with Spectra Energy, Spectra Energy and its affiliates perform centralized corporate functions for Spectra Energy Partners, including legal, accounting, compliance, treasury, information technology and other areas. Spectra Energy Partners reimburses Spectra Energy for the expenses to provide these services as well as other expenses it incurs on Spectra Energy Partners’ behalf, such as salaries of personnel performing services for Spectra Energy Partners’ benefit and the cost of employee benefits and general and administrative expenses associated with such personnel, capital expenditures, maintenance and repair costs,

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

taxes and direct expenses, including operating expenses and certain allocated operating expenses associated with the ownership and operation of the contributed assets. Spectra Energy and its affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on Spectra Energy Partners’ percentage of assets, employees, earnings or other measures, as compared to Spectra Energy’s other affiliates.

Transactions with affiliates are summarized in the tables below:

Consolidated Statement of Operations

	2007	2006	2005
	(In millions)

Transportation of natural gas	$—	$—	$0.2
Operating, maintenance and other expenses	4.3	12.8	7.9
Interest expense	0.6	—	—

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In millions)

Receivables	$1.9	$—
Natural gas imbalance receivables	3.9	4.6
Taxes receivable	—	1.5
Accounts payable	0.9	2.1
Taxes accrued	—	3.4
Natural gas imbalance payables	3.2	3.4
Note payable	50.0	—

See also Notes 1, 8, 10 and 14 for discussion of other specific related party transactions.

In March 2006, Spectra Energy Gas Services (SEGS), an affiliate, contributed to East Tennessee approximately 34 miles of 10-inch diameter pipeline running from Lee County, Virginia to an interconnection with Spectra Energy Partners’ Hawkins County Lateral in Rogersville, Tennessee at a net book value of $8.5 million in a non-cash, equity transfer between the affiliated companies. Associated deferred taxes of $3.0 million related to such assets were transferred to Spectra Energy Partners from SEGS.

In accordance with the partnership formation agreements, East Tennessee transferred $13.4 million of certain working capital balances to Spectra Energy immediately prior to the formation of Spectra Energy Partners on July 2, 2007. These balances were primarily comprised of accounts receivable and advances from Spectra Energy totaling $20.5 million, net of tax liabilities retained by Spectra Energy of $7.1 million.

3.	Business Segments

Spectra Energy Partners’ operations are organized into one business segment: East Tennessee. Spectra Energy Partners’ business segment is considered the sole reportable segment under the guidance of SFAS No. 131.

East Tennessee provides interstate transportation of natural gas and the storage and redelivery of LNG for customers in the southeastern U.S. These operations are primarily subject to the FERC and the Department of Transportation’s (DOT) rules and regulations.

The remainder of Spectra Energy Partners’ operations is presented as “Other.” While it is not considered a business segment, Other primarily includes Spectra Energy Partners’ equity investments in Gulfstream and Market Hub, other investments and certain unallocated corporate costs.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Gulfstream provides interstate natural gas pipeline transportation for customers in central and southern Florida. Gulfstream’s operations are subject to the rules and regulations of FERC and DOT.

Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in Southeast Texas and South Central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of the Texas Railroad Commission and DOT. Moss Bluff is also subject to the rules and regulations of FERC.

Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes.

Business Segment Data

		Segment EBIT/
		Consolidated		Capital and	Segment/
	Total	Earnings Before	Depreciation and	Investment	Total
	Revenues	Income Taxes	Amortization	Expenditures	Assets
	(In millions)

2007
East Tennessee	$100.1	$57.6	$23.2	$27.0	$864.4
Other	—	52.4	—	28.3	643.2

Total	100.1	110.0	23.2	55.3	1,507.6
Interest income	—	5.5	—	—	—
Interest expense	—	17.1	—	—	—

Total consolidated	$100.1	$98.4	$23.2	$55.3	$1,507.6

2006
East Tennessee	$82.6	$42.1	$19.0	$85.9	$841.8
Other	—	38.4	—	—	442.8

Total	82.6	80.5	19.0	85.9	1,284.6
Interest expense	—	8.2	—	—	—

Total consolidated	$82.6	$72.3	$19.0	$85.9	$1,284.6

2005
East Tennessee	$80.0	$28.7	$23.6	$59.3
Other	—	44.6	—	—

Total	80.0	73.3	23.6	59.3
Interest expense	—	8.5	—	—

Total consolidated	$80.0	$64.8	$23.6	$59.3

4.	Regulatory Matters

Regulatory Assets.  Spectra Energy Partners’ regulated operations are subject to SFAS No. 71. Accordingly, Spectra Energy Partners records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

	December 31,		Recovery/Refund
	2007	2006	Period Ends
	(In millions)

Regulatory Assets(1)
Regulatory asset related to income taxes	$8.4	$8.5	(2)
Vacation accrual (non-current)	1.1	2.0	2008

Total Regulatory Assets	$9.5	$10.5

(1)	Included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

(2)	Amortized over the life of the related property, plant and equipment.

All regulatory assets are excluded from rate base unless otherwise noted. There were no regulatory liabilities as of December 31, 2007 and 2006.

Rate Related Information

East Tennessee.  On November 1, 2005, East Tennessee placed into effect new rates approved by FERC as a result of a rate settlement with customers. The settlement agreement includes a five-year rate moratorium and certain operational changes.

Gulfstream.  In June 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities go in service. The projected filing date would be the fall of 2011.

Management believes that the effects of these matters will not have a material adverse effect on Spectra Energy Partners’ future consolidated results of operations, financial position or cash flows.

5.	Income Taxes

The following details the components of income tax expense (benefit).

	2007	2006	2005
	(In millions)

Current income taxes
Federal(a)	$5.0	$(1.6)	$3.2
State	0.5	(0.5)	0.2

Total current income taxes	5.5	(2.1)	3.4

Deferred income taxes
Federal(b)	(106.2)	11.5	3.1
State	1.6	1.3	1.3

Total deferred income taxes	(104.6)	12.8	4.4

Total income tax expense (benefit)	$(99.1)	$10.7	$7.8

(a)	Includes federal income taxes prior to the formation of the master limited partnership.

(b)	Comprised of the $110.5 million of accumulated deferred income tax liabilities as discussed in Note 1 and federal income tax effects prior to the formation of the master limited partnership.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Tax Expense (Benefit)

	2007	2006	2005
	(In millions)

Income tax expense, computed at the statutory rate of 35%	$34.4	$25.3	$22.7
State income tax, net of federal income tax effect(a)	1.6	0.6	1.0
Entities not subject to income tax	(24.6)	(14.4)	(16.2)
Change in tax status	(110.5)	—	—
Other items, net	—	(0.8)	0.3

Total income tax expense (benefit)	$(99.1)	$10.7	$7.8

Effective tax rate	(b )	14.8%	12.1%

(a)	Includes federal income tax effects prior to the formation of the master limited partnership.

(b)	Not meaningful.

Net Deferred Income Tax Liability Components

	December 31,
	2007	2006
	(In millions)

Deferred credits and other liabilities	$—	$3.4

Net deferred income tax assets	—	3.4

Accelerated depreciation rates	—	(112.1)
State deferred income tax, net of federal tax effect	(8.4)	(4.3)

Total net deferred income tax liabilities	(8.4)	(116.4)

Total net deferred income tax liabilities	$(8.4)	$(113.0)

The above deferred tax amounts have been classified in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities.

Spectra Energy Partners adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 had no material impact on the consolidated financial statements. No material increases or decreases related to uncertain tax benefits were recorded in 2007.

6.	Net Income Per Limited Partner Unit and Cash Distributions

Spectra Energy Partners calculates net income per limited partner unit in accordance with EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income (post-close of the IPO) to the general partner based upon the general partner’s ownership interest of 2%. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as phantom unit awards, were exercised,

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

settled or converted into common units. The weighted-average number of units used to calculate 2007 diluted earnings per limited partner unit includes the effect of 19,731 phantom units.

The following table presents Spectra Energy Partners’ net income per limited partner unit calculations.

Six Months Ended
December 31,
2007
(In millions, except
per-unit amounts)

Net income (post-close of the IPO)	$46.2
Less general partner’s interest in net income	0.9

Limited partners’ interest in net income	$45.3

Net income allocable to common units	$30.5
Net income allocable to subordinated units	14.8

Limited partners’ interest in net income	$45.3

Weighted average limited partner units outstanding — basic and diluted
Common units	44.6
Subordinated units	21.6

Total	66.2

Net income per limited partner unit — basic and diluted
Common units	$0.68
Subordinated units	$0.68

Net income per limited partner unit data is only presented for the period since Spectra Energy Partners’ IPO on July 2, 2007. See Note 1 for further discussion of the IPO. The net income impact of the elimination of $110.5 million of accumulated deferred income tax liabilities as discussed in Note 1 is excluded from the calculation of net income per limited partner unit since the elimination occurred immediately prior to the closing of Spectra Energy Partners’ IPO.

The partnership agreement requires that, within 45 days after the end of each quarter, Spectra Energy Partners distribute all of its Available Cash to unitholders of record on the applicable record date. A cash distribution to unitholders of $0.30 per unit was declared on October 24, 2007 and was paid on November 14, 2007.

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

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

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

Incentive Distribution Rights.  The general partner holds incentive distribution rights in accordance with the partnership agreement as follows:

	Total Quarterly	Marginal Percentage
	Distribution	Interest in Distributions
		Common and
		Subordinated
	Target Amount	Unitholders	General Partner

Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%

To the extent these incentive distributions are made to the general partner, there will be more net income proportionately allocated to the general partner than to holders of common and subordinated units.

7.	Marketable Securities

During 2007, Spectra Energy Partners invested a portion of the proceeds from its IPO in financial instruments, including money market or debt securities that frequently have stated maturities of 20 years or more. These investments, which totaled $154.6 million as of December 31, 2007, are pledged as collateral against Spectra Energy Partners’ term loan and are classified as Other Investments on the Consolidated Balance Sheet at December 31, 2007. During 2007, Spectra Energy Partners purchased $1,439.0 million and received proceeds on sale of $1,284.4 million on these investments. Purchases and proceeds on sales of long-term investments are classified within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.

The estimated fair values of long-term investments at December 31, 2007 classified as available-for-sale are as follows:

	December 31, 2007
	Gross	Gross
	Unrealized	Unrealized	Estimated
	Holding	Holding	Fair
	Gains	Losses	Value
	(In millions)

Corporate debt securities	$—	$—	$125.2
Other	—	—	29.4

Total long-term investments	$—	$—	$154.6

The average contractual maturity of the above securities was either less than one year at December 31, 2007 or the security had been sold as of the date of this report.

8.	Investments in Unconsolidated Affiliates

As of December 31, 2007, investments in unconsolidated affiliates were comprised of the 24.5% interest in Gulfstream and the 50% interest in Market Hub.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Spectra Energy Partners received distributions totaling $16.8 million in 2007, $20.3 million in 2006 and $181.8 million in 2005 from Gulfstream, and $5.9 million in 2007 from Market Hub.

In 2005, Gulfstream issued $500.0 million aggregate principal amount of 5.56% Senior Notes due 2015 and $350.0 million aggregate principal amount of 6.19% Senior Notes due 2025. The proceeds were used by Gulfstream to pay off a construction loan and the balance of the proceeds, net of transaction costs, of $621.0 million was distributed to Gulfstream’s partners based upon their ownership percentage, which resulted in the distribution of $152.1 million to Spectra Energy Partners that is classified within Cash Flows from Investing Activities in 2005.

Spectra Energy Partners’ share of cumulative undistributed earnings of Market Hub totaled $156.0 million at December 31, 2007. Gulfstream had no cumulative undistributed earnings at December 31, 2007.

As of December 31, 2007 and 2006, the carrying amount of investments in affiliates approximated the amount of underlying equity in net assets.

Investments in Unconsolidated Affiliates

	December 31,
	2007	2006
	(In millions)

Gulfstream	$211.3	$186.4
Market Hub	283.8	256.4

Total	$495.1	$442.8

Equity in Earnings of Unconsolidated Affiliates

	2007	2006	2005
	(In millions)

Gulfstream	$23.5	$16.8	$16.6
Market Hub	32.1	24.3	29.7

Total	$55.6	$41.1	$46.3

Summarized Financial Information of Unconsolidated Affiliates

	2007			2006			2005
		Market			Market			Market
	Gulfstream	Hub	Total	Gulfstream	Hub	Total	Gulfstream	Hub	Total
	(In millions)

Statements of Operations
Operating revenues	$185.3	$91.3	$276.6	$180.3	$78.8	$259.1	$145.1	$78.0	$223.1
Operating expenses	45.9	32.7	78.6	63.5	38.1	101.6	53.6	19.8	73.4
Operating income	139.4	65.6	205.0	116.9	51.3	168.2	91.5	59.4	150.9
Net income	95.4	64.2	159.6	68.4	48.7	117.1	67.8	59.4	127.2

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007			December 31, 2006
	Gulfstream	Market Hub	Total	Gulfstream	Market Hub	Total
	(In millions)

Balance Sheets
Current assets	$96.0	$157.8	$253.8	$46.7	$58.2	$104.9
Non-current assets	1,669.1	539.1	2,208.2	1,625.8	603.0	2,228.8
Current liabilities	(30.9)	(127.7)	(158.6)	(34.7)	(120.3)	(155.0)
Non-current liabilities	(849.7)	(1.1)	(850.8)	(855.7)	(25.0)	(880.7)

Net assets	$884.5	$568.1	$1,452.6	$782.1	$515.9	$1,298.0

9.	Property, Plant and Equipment

	Estimated	December 31,
	Useful Life	2007	2006
	(Years)	(In millions)

Natural gas transmission	50	$786.5	$757.3
Equipment	3-10	3.5	3.4
Vehicles	3-5	2.3	2.4
Land	—	1.1	1.1
Construction in process	—	6.0	12.3
Other	5-33	22.0	23.5

Total property, plant and equipment		821.4	800.0
Total accumulated depreciation		(128.8)	(108.2)

Total net property, plant and equipment		$692.6	$691.8

Spectra Energy Partners capitalized $8.9 million of previously expensed project development costs in 2006 based on managements’ determination that such costs are properly included in regulated rates. Spectra Energy Partners also capitalized an accrual of $7.5 million in 2005 for the acquisition of right-of-way for the Patriot Expansion project.

10.	Debt and Credit Facility

		Credit	Outstanding as of December 31, 2007
	Expiration	Facility		Revolving
Credit Facility Summary	Date	Capacity	Term Loan	Loan	Total
(In millions)

Spectra Energy Partners, LP	2012	$500.0	$153.0	$97.0	$250.0

Effective as of July 2, 2007, Spectra Energy Partners entered into a five-year $500.0 million credit agreement that includes both term and revolving borrowing capacity, of which Spectra Energy Partners borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO.

Spectra Energy Partners’ obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. As of December 31, 2007, $154.6 million of investment-grade securities were pledged as collateral against the term debt. The revolving credit facility bears interest based on the London InterBank Offering Rate (LIBOR). The credit facility prohibits Spectra Energy Partners from making distributions of Available Cash to unitholders if any

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting its ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of December 31, 2007, Spectra Energy Partners was in compliance with those covenants. The credit facility does not contain material adverse change classes.

Long-term debt includes East Tennessee’s 5.71% notes payable totaling $150.0 million at both December 31, 2007 and 2006. This debt is due in one installment in 2012. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of December 31, 2007, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.

Effective as of August 15, 2007, Spectra Energy Partners entered into five-year promissory notes with its equity affiliate, Market Hub, to borrow up to $50.0 million. The notes mature on August 15, 2012, however, any borrowings under the agreement are payable on demand to Market Hub. The promissory note bears interest based on 30-day LIBOR rates. As of December 31, 2007, Spectra Energy Partners had $50.0 million of borrowings outstanding under the note.

11.	Deferred Revenues

East Tennessee has a long-term customer contract that began in 2002 with billed amounts that decline annually over the term of the contract. The revenues billed annually over the 20 year term of the contract range from $9.9 million to $6.2 million. The annual amount of revenue recognized is $9.4 million, with the difference deferred in Other within Deferred Credits and Other Liabilities on the accompanying Consolidated Balance Sheets. The deferred revenue for this contract was $2.5 million as of December 31, 2007 and $2.3 million as of December 31, 2006.

12.	Commitments and Contingencies

General Insurance.  Spectra Energy Partners is insured through Spectra Energy’s master insurance program for insurance coverage consistent with companies engaged in similar commercial operations with similar type properties. Spectra Energy Partners’ insurance program includes (1) commercial general and excess liability insurance, including sudden and accidental pollution liability, for liabilities arising to third parties for bodily injury and property damage resulting from Spectra Energy Partners’ operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Spectra Energy Partners’ by-laws and (5) property insurance covering the replacement value of real and personal property damage, including damages arising from machinery breakdowns, earthquake and flood damage, and onshore business interruption and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations. The cost of Spectra Energy Partners’ general insurance coverage will continue to fluctuate reflecting changing conditions of the insurance markets.

Environmental.  Spectra Energy Partners’ operating businesses are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Management believes there are no matters outstanding that will have a material adverse effect on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

Litigation.  Spectra Energy Partners is involved in legal, tax and regulatory proceedings in various forums, including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which involve substantial monetary amounts. Spectra Energy Partners has insurance coverage for certain of these losses should they be incurred. Management believes that the final disposition of these proceedings will not have a material adverse effect on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

Leases.  Spectra Energy Partners leases assets in several areas of operations. Rental expense for these leases was $1.4 million in 2007, $1.2 million in 2006 and $1.0 million in 2005. Future minimum rental payments under operating leases are $0.1 million in each of 2008, 2009 and 2010, and negligible amounts thereafter.

13.	Interest Rate Risk, Credit Risk and Financial Instruments

Interest Rate Risk.  Changes in interest rates expose Spectra Energy Partners to risk as a result of its issuance of variable and fixed-rate debt. Spectra Energy Partners manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates, including consideration of hedging activities, if needed. Spectra Energy Partners has not previously entered into hedging contracts to mitigate this risk, except for interest rate swaps entered into by Gulfstream in anticipation of their $850 million in project financing in October 2005.

Credit Risk.  Spectra Energy Partners’ principal customers for natural gas transportation and LNG storage services are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located throughout the southern and southeastern United States. Spectra Energy Partners has concentrations of receivables from these industry sectors throughout these regions. These concentrations of customers may affect Spectra Energy Partners’ overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, Spectra Energy Partners analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Spectra Energy Partners also obtains cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments.  The fair value of financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006 are not necessarily indicative of the amounts Spectra Energy Partners could have realized in current markets.

	December 31,
	2007		2006
		Approximate		Approximate
	Book Value	Fair Value	Book Value	Fair Value
	(In millions)

Long-term debt(a)	$450.0	$451.0	$150.0	$150.1
Long-term SFAS 115 securities	154.6	154.6	—	—

(a)	Includes current maturities.

The fair value of cash and cash equivalents, receivables, accounts payable and note payable-affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments.

SPECTRA ENERGY PARTNERS, LP

Notes to Consolidated Financial Statements — (Continued)

14.	Equity-Based Compensation

Spectra Energy Partners accounts for equity-based awards under the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes the accounting for equity-based awards exchanged for employee and certain non-employee services. Accordingly, for employee awards, equity-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period.

Spectra Energy Partners awarded 120,250 common phantom units at a price of $28.30 (fair value of approximately $3.4 million) to certain employees of Spectra Energy during the six months ended December 31, 2007. These units were granted under the Spectra Energy Partners, LP Long Term Incentive Plan and will vest over three years.

Total compensation expense in 2007 was $0.6 million. Spectra Energy Partners expects to recognize $2.8 million of future compensation cost related to the common phantom units over a weighted-average period of three years.

15.	Subsequent Event

A cash distribution to unitholders of $0.32 per unit was declared on January 24, 2008 and was paid on February 14, 2008, which is a $0.02 per unit increase over the cash distribution of $0.30 per unit paid on November 14, 2007.

16.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except per-unit amounts)

2007
Operating revenues	$26.4	$23.7	$23.8	$26.2	$100.1
Operating income	14.7	17.7	9.0	12.7	54.1
Net income	19.2	21.6	134.3	22.4	197.5
Net income per limited partner unit	n/a	n/a	$0.35	$0.33	$0.68
2006
Operating revenues	$22.2	$18.4	$18.6	$23.4	$82.6
Operating income	5.4	18.6	6.1	7.5	37.6
Net income	9.5	21.8	13.6	16.7	61.6

Spectra Energy Partners recorded a one-time benefit of $110.5 million in the third quarter of 2007 from the reversal of deferred income tax liabilities as a result of Spectra Energy Partners’ master limited partnership structure. See Note 1 for further discussion.

SPECTRA ENERGY PARTNERS, LP

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions:
	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
	of Period	Expense	Accounts	Deductions(a)	Period
	(In millions)

December 31, 2007:
Allowance for doubtful accounts	$0.2	$—	$—	$0.1	$0.1
Other(b)	5.0	—	—	3.3	1.7

	$5.2	$—	$—	$3.4	$1.8

December 31, 2006:
Allowance for doubtful accounts	$0.3	$—	$—	$0.1	$0.2
Other(b)	7.5	—	—	2.5	5.0

	$7.8	$—	$—	$2.6	$5.2

December 31, 2005:
Allowance for doubtful accounts	$0.2	$0.2	$—	$0.1	$0.3
Other(b)	20.0	—	12.0	24.5	7.5

	$20.2	$0.2	$12.0	$24.6	$7.8

(a)	Principally cash payments.

(b)	Principally a right of way dispute, included in Accounts Payable on the Consolidated Balance Sheets at December 31, 2007 and Other Current Liabilities at December 31, 2006 and 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Spectra Energy Partners in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC)’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Spectra Energy Partners in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Spectra Energy Partners’ registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Management of Spectra Energy Partners, LP

Spectra Energy Partners does not have directors or officers, which is commonly the case with publicly traded partnerships. The operations and activities of Spectra Energy Partners are managed by its general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly-owned by a subsidiary of Spectra Energy. The officers and directors of the General Partner are responsible for managing Spectra Energy Partners. All of the directors of the General Partner are elected annually by Spectra Energy and all of the officers of the General Partner serve at the discretion of the directors. Unitholders are not entitled to participate, directly or indirectly, in management or operations.

Board of Directors and Officers

The Board of Directors of the General Partner currently has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s Board of Directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of the General Partner has established an audit committee (the Audit Committee) and a conflicts committee (the Conflicts Committee) to address conflict situations, each consisting of Steven D. Arnold, Nora M. Brownell and Stewart A. Bliss.

The Board of Directors of the General Partner annually reviews the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with the General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with the General Partner. The members of the Audit Committee and Conflicts Committee each meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934, as amended, to serve on an audit committee of a board of directors.

The officers of the General Partner manage the day-to-day affairs of Spectra Energy Partners’ business. All of Spectra Energy Partners’ executive management personnel are employees of Spectra Energy and devote all of their time to Spectra Energy Partners’ business and affairs. Spectra Energy Partners will also utilize a significant number of employees of Spectra Energy to operate the business and provide general and administrative services. Spectra Energy Partners reimburses Spectra Energy for allocated expenses of operational personnel who perform services for Spectra Energy Partners’ benefit and for allocated general and administrative expenses.

The General Partner will not receive any management fee or other compensation for its management of Spectra Energy Partners’ partnership under the omnibus agreement with Spectra Energy (Omnibus Agreement) or otherwise. Under the terms of the Omnibus Agreement, Spectra Energy Partners will reimburse Spectra Energy up to $3.0 million annually for the provision of various general and administrative services for Spectra Energy Partners’ benefit, which amount will be adjusted for inflation during the first three years. Spectra Energy Partners will also reimburse Spectra Energy for direct expenses incurred on Spectra Energy Partners’ behalf and expenses allocated to Spectra Energy Partners as a result of it becoming a public entity. The partnership agreement provides that the General Partner will determine the expenses that are allocable to Spectra Energy Partners.

Meeting Attendance and Preparation

Members of the General Partner’s board of directors attended at least 75% of regular board meetings and meetings of the committees on which they serve, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Directors and Executive Officers

The following table shows information regarding the current directors and executive officers of Spectra Energy Partners’ general partner, Spectra Energy Partners GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with Spectra Energy Partners GP, LLC

Martha B. Wyrsch	50	Chairman of the Board
C. Gregory Harper	43	President, Chief Executive Officer and Director
Lon C. Mitchell, Jr.	55	Vice President and Chief Financial Officer
Steven D. Arnold	47	Director
Stewart A. Bliss	74	Director
Nora M. Brownell	61	Director
William S. Garner, Jr.	58	Director
Gregory J. Rizzo	51	Director

Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the

Board of Directors. There are no family relationships among any of Spectra Energy Partners’ directors or executive officers.

Martha B. Wyrsch was elected Chairman of the Board of Spectra Energy Partners GP, LLC in March 2007. Ms. Wyrsch is currently President and Chief Executive Officer of Spectra Energy Transmission. Ms. Wyrsch served as President of Duke Energy Gas Transmission from March 2005 until assuming her current position. Ms. Wyrsch served as Group Vice President and General Counsel of Duke Energy Corporation from January 2004 until March 2005. Prior to then, Ms. Wyrsch served in various senior legal roles for Duke Energy. Prior to joining Duke Energy, Ms. Wyrsch served as Vice President, General Counsel and Secretary for KN Energy Inc. from August 1997 until September 1999. Ms. Wyrsch currently serves as a director of Spectra Energy and as chairman of the Spectra Energy Income Fund.

C. Gregory Harper was elected President, Chief Executive Officer and Director of the Board of Spectra Energy Partners GP, LLC in March 2007. Mr. Harper served as Group Vice President of Analysis and Transition for Spectra Energy from May 2006 until he assumed his current position. Mr. Harper served as Group Vice President of Energy Marketing and Management for Duke Energy Americas from January 2004 until May 2006. Prior to then, Mr. Harper served as Senior Vice President of Energy Marketing for Duke Energy North America from January 2003 until January 2004; Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003.

Lon C. Mitchell, Jr. was elected Chief Financial Officer of Spectra Energy Partners GP, LLC in March 2007. Mr. Mitchell acted as Senior Financial Advisor providing transition support for Spectra Energy from October 2006 until he assumed his current position. Mr. Mitchell previously served as Group Vice President and Chief Financial Officer of Duke Energy Americas from June 2005 until October 2006. Prior to then, Mr. Mitchell served as Senior Vice President and Chief Restructuring Officer for Duke Energy Americas from August 2003 until June 2005 and Senior Vice President and Chief Financial Officer of Duke Energy North America from April 2002 until August 2003.

Steven D. Arnold was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on the Audit Committee and on the Conflicts Committee as Chairman. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold currently serves on the Advisory Boards of Avalon Advisors, LP, in Texas and Alliance Real Estate Value Funds in Colorado.

Stewart A. Bliss was elected to the Board of Directors of Spectra Energy Partners GP, LLC in June 2007 and chairs the Audit Committee and serves on the Conflicts Committee. Mr. Bliss has been an independent financial consultant and senior business advisor in Denver, Colorado for many years, with expertise that also includes mergers and acquisitions. In early 2007, he served as interim director of the Colorado Department of Economic Development and International Trade. Mr. Bliss was a senior advisor with Green Manning & Bunch, Ltd., a Denver-based investment banking firm from 2000 until 2007. Until recently, he served as lead director and chair of the audit committee on Kinder Morgan Inc.’s Board of Directors. Mr. Bliss currently serves as a member of the Colorado Commission on Judicial Discipline.

Nora M. Brownell was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on Spectra Energy Partners’ Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission where she served until the expiration of her term in June 2006. Ms. Brownell also currently serves on the Board of Directors of Comverge, Inc.

William S. Garner, Jr. was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007. Mr. Garner is currently serving as Group Executive, General Counsel and Secretary of Spectra Energy. Mr. Garner served as Group Vice President, Corporate Development of Duke Energy Gas Transmission from March 2006 until assuming his current position. Prior to joining Duke Energy, Mr. Garner served as managing director at Petrie Parkman & Co., a company which provides investment banking and advisory services to the energy industry and institutional investors. He served in this position from March 2000 until March 2006.

Gregory J. Rizzo was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007. Mr. Rizzo is currently serving as Group Vice President of U.S. Regulatory and Project Management for Spectra

Energy Transmission. Mr. Rizzo previously served as Group Vice President for Duke Energy Gas Transmission from March 2004 until assuming his current position. Prior to then, Mr. Rizzo served as Executive Vice President of Duke Energy Corporation from February 2003 until March 2004; and Senior Vice President from March 2002 until February 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of Spectra Energy Partners’ equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Spectra Energy Partners’ common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To Spectra Energy Partners’ knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2007.

Audit Committee

The board of directors of the General Partner has a standing audit committee composed of Steven D. Arnold, Nora M. Brownell and Stewart A. Bliss, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the Board considered the requirements of the NYSE. The Audit Committee has adopted a charter, which has been ratified and approved by the Board of Directors.

Mr. Bliss has been designated by the Board of Directors as the Audit Committee’s financial expert meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Bliss’s biography set forth above.

The Audit Committee assists the Board of Directors in its oversight of the integrity of Spectra Energy Partners’ financial statements and compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate Spectra Energy Partners’ independent registered public accounting firm, approve all auditing services and related fees and terms thereof, and pre-approve any non-audit services to be rendered by Spectra Energy Partners’ independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of Spectra Energy Partners’ independent registered public accounting firm. Spectra Energy Partners’ independent registered public accounting firm has unrestricted access to the Audit Committee.

Conflicts Committee

The Board of Directors has a standing Conflicts Committee, which is comprised of Steven D. Arnold, Nora M. Brownell and Stewart A. Bliss. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. The Conflicts Committee will determine if the resolution of the conflict of interest is in the best interest of Spectra Energy Partners. The members of the Conflicts Committee may not be officers, employees or security holders of the General Partner, or directors, officers or employees of its affiliates. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to Spectra Energy Partners, approved by all of its partners, and not a breach by the General Partner of any duties it may owe Spectra Energy Partners or its unitholders.

Principles for Corporate Governance and Code of Business Ethics

Spectra Energy Partners has adopted Corporate Governance Guidelines that outline the important policies and practices regarding Spectra Energy Partners’ governance. Spectra Energy Partners has also adopted a Code of Business Ethics applicable to the persons serving as the General Partner’s directors and Spectra Energy has adopted a Code of Business Ethics applicable to persons serving as the General Partner’s officers, all of whom are employees of Spectra Energy.

Copies of the Corporate Governance Guidelines, the Code of Business Ethics and the Audit Committee Charter are available online at www.spectraenergypartners.com. Copies of these items are also available free of charge in print to any unitholder who sends a request to the office of Investor Relations of Spectra Energy Partners, LP at 5400 Westheimer Ct., Houston, Texas 77056, (713) 627-4963.

Communications by Unitholders

Unitholders may communicate with any and all members of the Board of Directors, including nonmanagement directors, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the Board of Directors or any committee of the Board of Directors at the following address and fax number; Name of the Director(s), c/o President, Spectra Energy Partners, LP, 5400 Westheimer Ct., Houston, Texas 77056.

Report of the Audit Committee

The Audit Committee oversees Spectra Energy Partners’ financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee operates under a written charter approved by the Board of Directors. The charter, among other things, provides that the Audit Committee has authority to appoint, retain and oversee the independent auditor. In this context, the Audit Committee:

•	reviewed and discussed the audited financial statements in this annual report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•	reviewed with Deloitte & Touche, LLP, Spectra Energy Partners’ independent auditors, who are responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of Spectra Energy Partners’ accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards;

•	received the written disclosures and the letter required by standard No. 1 of the independence standards board (independence discussions with audit committees) provided to the audit committee by Deloitte & Touche, LLP;

•	discussed with Deloitte & Touche, LLP its independence from management and Spectra Energy Partners and considered the compatibility of the provision of nonaudit service by the independent auditors with the auditors’ independence;

•	discussed with Deloitte & Touche, LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (communications with audit committees);

•	discussed with Spectra Energy’s internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of Spectra Energy Partners’ internal controls and the overall quality of Spectra Energy Partners’ financial reporting;

•	based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2007, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as Spectra Energy Partners’ independent auditors.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

Audit Committee
Steven D. Arnold
Nora M. Brownell
Stewart A. Bliss

March 14, 2008

The report of the Audit Committee in this report shall not be deemed incorporated by reference into any other filing by Spectra Energy Partners under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that Spectra Energy Partners specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

References below to “Spectra Energy Partners,” “we,” “our,” “us,” or similar terms refer to Spectra Energy Partners, LP.

The purpose of this Compensation Discussion and Analysis is to provide information about the objectives and policies regarding compensation for the officers of the general partner of Spectra Energy Partners listed in the Summary Compensation Table. We do not directly employ any of the persons responsible for managing our business and we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Spectra Energy. Our reimbursement for the compensation of executive officers is governed by the omnibus agreement and is generally based on time allocated to us during a period.

Compensation paid or awarded by us in 2007 to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer, and together with our principal executive officer, our “named executive officers”) reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the omnibus agreement. Prior to our formation, our executive officers devoted their time to Spectra Energy. From their appointment as officers of our general partner, our named executive officers have devoted 100% of their time to our business and affairs and during such time all of the compensation paid by Spectra Energy to our named executive officers has been allocated to us. The compensation committee of Spectra Energy has ultimate decision making authority with respect to the compensation of our named executive officers other than with respect to awards of equity in Spectra Energy Partners, for which our Board retains control. The elements of compensation discussed below, other than Spectra Energy Partners equity based compensation, and Spectra Energy’s decisions with respect to determinations on payments, was not subject to approvals by the board of directors of our general partner. Compensation of our executive officers was approved by the compensation committee of the board of directors of Spectra Energy or its delegate and ratified by the Board of Directors of our general partner. Awards under our long-term incentive plan are recommended by the compensation committee of Spectra Energy and approved by the board of directors of Spectra Energy Partners GP, LLC.

With respect to compensation objectives and decisions regarding our named executive officers for 2007, the compensation committee of Spectra Energy approved the cash compensation, and recommended equity based compensation, of our named executive officers based on its compensation philosophy, which is to reward both continued employment and performance through a combination of short-term bonus incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data for determining relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the compensation committee of Spectra Energy, for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy intends to consult with compensation consultants with respect to determining 2007 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority.

The elements of Spectra Energy compensation program discussed below are intended to provide an incentive package designed to drive performance and reward contributions in support of the business strategies of Spectra Energy and its affiliates at the corporate, partnership and individual levels. Historically, more than half of the compensation provided to Spectra Energy’s executive officers has been provided in the form of short-term and long-term incentives. We expect that compensation for our executive officers in 2008 and the future will be structured in a similar manner.

Prior to the spin-off of Spectra Energy to the shareholders of Duke Energy on January 2, 2007, Spectra Energy was a wholly-owned subsidiary of Duke Energy and its executive officers were employees of Duke Energy. In connection with the spin-off, Duke Energy’s Compensation Committee established an initial framework for the 2007 compensation for its executives, including our named executive officers. In establishing 2007 compensation levels for its executives, the Duke Energy Compensation Committee engaged Frederic W. Cook & Company, Inc., an outside consultant, to advise it on matters related to compensation. On December 19, 2006, prior to Spectra Energy becoming a stand-alone public entity, the Compensation Committee of the Spectra Energy Board of Directors was named to take responsibility for establishing the compensation of Spectra Energy’s executive officers. The Spectra Energy Compensation Committee met on that date to review and approve the initial framework of executive compensation that was established by Duke Energy.

Committee Advisors

In 2007, the Spectra Energy Compensation Committee engaged ExeQuity, LLP, an independent consulting firm, to report directly to the Spectra Energy Compensation Committee with respect to matters related to executive compensation and best practices and analysis of meeting materials prepared by management. ExeQuity generally confers with the Spectra Energy Compensation Committee and discusses compensation matters with management on a limited basis.

In 2007, ExeQuity reviewed materials provided to the Spectra Energy Compensation Committee by management, consulted with the chairman prior to meetings regarding agenda items and attended meetings of the Compensation Committee. ExeQuity also provided consulting services as Spectra Energy conducted a detailed study of the appropriate structure of its long-term incentive program and the appropriate measures that would determine vesting of performance awards.

Objectives of the Compensation Program

The objective of Spectra Energy’s compensation program is to link compensation to both individual and company performance, on both a short and long term basis, with significant percentages of potential earning opportunities based on the achievement of predetermined performance targets. The structure is designed to both reward performance and to retain key executives. As such, Spectra Energy’s compensation program is a valuable tool that assists it in attracting, retaining and motivating well qualified executives.

The level of base salaries, short-term incentive opportunities and long-term incentive opportunities established for Spectra Energy’s executives, which include our named executive officers for 2007, is intended to provide total target pay opportunities in the range of the market median for individuals in comparable positions and markets in which the company competes for executive talent. See “ — Factors Considered when Determining Total Compensation.”

The following table shows the dollar values of the 2007 direct pay opportunities for our named executive officers.

2007 Pay Opportunity

		Short Term	Long Term	Total
		Incentive	Incentive	Pay
Name	Salary	Opportunity	Opportunity	Opportunity

C. Gregory Harper	$260,832	$137,500	$156,647	$554,979
Lon C. Mitchell	$245,263	$125,000	$238,632	$608,895

Elements of the Compensation Plan

The following table sets forth the principal components of compensation for our named executive officers during 2007:

Component	Description	Rationale

Salary	Compensation paid in cash throughout the year.	Provides compensation for ongoing service.
Short-Term Incentive	Annual cash payment based on the achievement of predetermined financial and individual performance goals.	Rewards performance based on the achievement of objectives required to attain strategic goals.
Long-Term Incentive	Stock options and phantom awards.	Rewards long-term performance, establishes economic alignment of executives with shareholders and provides retention incentive.
Retirement	Retirement and savings plans.	Provides additional retention incentive through retirement-related payments.

Salary.  Salaries were paid to compensate our executives for their service throughout the year. 2007 salaries for the named executive officers were based upon job responsibilities, level of experience, individual performance, and comparisons to the salaries of executives or employees in similar positions obtained from market surveys and internal comparisons. Generally, salaries were set considering, among many factors, the median salaries of individuals in comparable positions and markets. In connection with the consummation of our initial public offering and following a review of their compensation relative to other positions at Spectra Energy with comparable responsibilities and a review of survey data, the Compensation Committee elected to adjust Mr. Harper’s salary from $240,996 to $275,000 and Mr. Mitchell’s salary from $238,632 to $250,000. See “— Factors Considered When Determining Total Compensation.”

Short-Term Incentives.  Short-term incentive opportunities are awarded under the Spectra Energy Executive Short-Term Incentive (STI) Plan and are designed to compensate executives for individual and company performance during the year based on goals set at the beginning of the year. The threshold, target and maximum incentive opportunities for each participant in the STI Plan during 2007 were established as a percentage of his or her base salary. Bonuses were earned based on the achievement of individual, corporate and/or business unit goals as determined by the Spectra Energy Compensation Committee.

Target STI awards expressed as a percentage of base annual salary for our named executive officers in 2007 were:

Percentage
Name	of Salary

C. Gregory Harper	50%
Lon C. Mitchell	50%

Depending on actual performance, participants are eligible to receive up to 190% of the amount of their STI target. Up to 200% of the target bonus amount based upon any financial or operational measure may be paid if performance at a specified maximum level is achieved. The maximum that may be earned for performance on individual measures is 150% of target. The amount that may be paid for performance at a specified minimum level for any measure is 50% of the target amount. Performance below minimum specified levels results in none of the compensation opportunity being earned.

STI payments for Messrs. Harper and Mitchell were based on the achievement of individual goals related to Spectra Energy and Spectra Energy Partners, and financial and operational objectives related to Spectra Energy, including Spectra Energy ongoing earnings per share, or EPS, earnings before interest, taxes, depreciation and amortization, or EBITDA, of Spectra Energy Transmission, Spectra Energy’s primary operating subsidiary, Spectra Energy Transmission return on capital employed, Environmental, Health and Safety (EH&S) goals, and cost management initiatives as shown in the following table. The amounts set forth below show the percentage of target for achieving the threshold, target and maximum levels established for each category as well as the actual result. The corresponding dollar value for the EPS and EBITDA goals are also shown in parentheses.

Target Incentive Payment Opportunity

Measures	Weight	Threshold	Target	Maximum	Actual

Spectra Energy EPS	20%	50% ($1.25)	100% ($1.40)	200% ($1.60)	165% ($1.53)
Spectra Energy Transmission EBITDA **	25%	50% ($1,810.0)	100% ($1,847.0)	200% ($1,902.0)	200% ($2,005.8)
Spectra Energy Transmission Return on Capital Employed	20%	50%	100%	200%	200%
EH&S and Cost Initiatives	15%	50%	100%	200%	178.5%
Individual	20%	*	*	*	*

*	The target individual goals for the named executive officers is discussed under “— Determination of Short Term Incentive Payments.”

**	Amounts shown in millions.

Payments for 2007 awards to executives under the STI Plan were approved by the Spectra Energy Compensation Committee in February 2008 based on evaluations of 2007 performance. The following table is a summary of the payments made to each of our named executive officers:

2007 STI Award Table

			Actual Payout as a
		Actual Payout	Percent of Target
	Short-Term	as a Percent of	Short-Term
Name	Incentive Award	Salary	Incentive Award

C. Gregory Harper	$245,238	89%	178%
Lon C. Mitchell	$222,219	89%	178%

Determination of Short Term Incentive Payments

The level of STI payments made to each of the named executive officers was based on the achievement of Spectra Energy company and individual goals approved by the Spectra Energy Compensation Committee. The objectives were considered to be appropriate measures of the business imperatives that are necessary to begin building a solid record of financial success and operational excellence.

Ongoing Earnings Per Share (EPS) was chosen as a measure because we believe that it is one of the primary measures used by the investment community in valuing Spectra Energy. The EPS target of $1.40 was established as an estimate of the earnings expected for 2007 in the event Spectra Energy’s financial and strategic goals were achieved. The EPS amount corresponding to the payout maximum was set at 14.3% above the target and was judged to be an earnings level that was possible but only if there was extraordinary financial performance. The EPS level corresponding to the payout minimum was set at approximately 10% below the target level and was deemed to be an amount of earnings that, though below expectations, still warranted consideration for incentive pay.

Spectra Energy Transmission EBITDA was chosen as a measure of the effectiveness of the gas pipeline business’s ability to generate earnings without considering interest, taxes, depreciation and amortization. Sixty percent of the effect of exchange rate fluctuations in Canadian currency and any contributions to earnings by DCP Midstream were excluded from the calculation of EBITDA in an attempt to make this measure a clear gauge of the performance of Spectra Energy’s three core gas pipeline business units. Target performance was set at a level that matched its corporate forecasts. Maximum payout level was set at a level judged to be difficult to achieve, and minimum payout was set at a level considered to be the lowest level of performance that would justify a reduced payout.

Spectra Energy Transmission Return on Capital Employed was chosen because it is deemed to be a measure of the efficiency and effectiveness of capital deployment in our core business. Target performance was set at a level consistent with corporate forecasts. Similar to other measures, maximum and minimum performance were set, respectively, at levels deemed by the Spectra Energy Compensation Committee in its judgment to be significant challenges or minimally acceptable.

At the end of the year, management prepares a report on the achievement of the company and individual goals, including a calculation of the percentage achievement of each for purposes of the STI program. These results are reviewed and approved by the Spectra Energy Compensation Committee at its first meeting of the year. Relative performance for each individual objective is calculated by the CEO of Spectra Energy, his recommendation is reviewed by the Compensation Committee, which then approves the final performance results. We believe that it is important that each executive also be accountable for achieving certain financial and non-financial objectives relating not only to corporate operations but also to social responsibility goals.

The following table describes the individual objectives and the weighting for 2007, which include objectives related to the operations of Spectra Energy Partners, in summary form.

Objective	Mr. Harper	Mr. Mitchell

Leadership development, diversity and a high performance culture	10%	—
Success in deploying growth strategy for Spectra Energy Partners, LP	20%	20%
Achievement of strategic transactions including the initial public offering of Spectra Energy Partners, LP	35%	35%
Finalize activities related to spin-off of Spectra Energy Corp from Duke Energy	35%	—
Establish long term strategy for corporate insurance coverage	—	25%
Establish and implement corporate risk management process	—	20%

Long-Term Incentives.  We provide long-term incentive opportunities to our executive officers to demonstrate an alignment of executive and shareholder interests that we believe will, over time, maximize shareholder value.

Using analyses prepared at Duke Energy’s request by Towers Perrin, an outside compensation consultant, prior to the spin-off of Spectra Energy from Duke Energy, Spectra Energy’s Compensation Committee studied the structure of awards made to executives of companies in connection with and immediately following the time they were spun-off from a larger parent corporation. The Spectra Energy Compensation Committee also considered the long-term incentive grant structures of other midstream natural gas companies as well as the prevailing grant practices among companies comparable to Spectra Energy’s size. The grant structures and practices reviewed by the Spectra Energy Compensation Committee were generally designed to compensate both continued employment and performance of the company as measured by growth in the market value of our common stock.

Based on the foregoing, the Spectra Energy Compensation Committee determined that the most appropriate structure for long-term incentive awards to its executive officers in 2007 would be one in which one-half of intended grant value is delivered in stock options with an exercise price set at the market price of Spectra Energy as of the date of grant, and one-half of the intended grant value is delivered in phantom shares that vest in their entirety on the third anniversary of the date of grant. Stock options granted in 2007 vest ratably over a three-year period and will have a ten-year term. Dividend equivalents will accumulate on phantom shares granted in 2007 but will not be paid until the end of the three-year vesting period. This structure was adopted to provide both significant incentives for retention and meaningful ownership in a new public company to create an economic alignment of management’s interests with that of shareholders.

In addition to the Spectra Energy awards described above, in connection with the initial public offering of Spectra Energy Partners, the Spectra Energy Compensation Committee awarded phantom limited partnership units to our named executive officers in order to: 1) create incentives for the persons responsible for managing Spectra Energy Partners that are aligned with our unitholders, and 2) provide incentives intended to encourage our officers to remain employed with us and to achieve business objectives that will increase value over time. The awards to Mr. Harper of 10,000 phantom units and to Mr. Mitchell of 7,500 phantom units vest ratably over a three-year period and are settled in units upon vesting. Quarterly distribution equivalents are paid on unvested units upon vesting based on the total distributions paid to unitholders from the date of grant to the vesting date.

The 2007 Spectra Energy long-terms incentive awards to our named executive officers are:

	Expected Value of
	LTI/Equity Grants	Number of	Number of
	as a Percentage of	Options	Phantom
Name	Base Salary	Granted	Shares Granted

C. Gregory Harper	65%	20,200	3,500
Lon C. Mitchell	100%	30,800	5,300

In calculating the number of stock options and phantom shares granted in accordance with the above, options were valued using an expected value model calculated at management’s request by Towers Perrin.

Retirement and Other Benefits.  Spectra Energy provides our executives with retirement benefits under the Spectra Energy Retirement Savings Plan, the Spectra Energy Executive Savings Plan, the Spectra Energy Retirement Cash Balance Plan and the Spectra Energy Executive Cash Balance Plan. These plans were established in connection with the spin-off of Spectra Energy from Duke Energy. The Spectra Energy Compensation Committee has determined that, based on market surveys, these plans are comparable to the benefits provided by Spectra Energy’s peers and continue to provide an important tool for the attraction and retention of its executives. In connection with the spin-off transaction, assets and liabilities associated with the predecessor Duke Energy plans were transferred to Spectra Energy and its plans.

The Spectra Energy Retirement Savings Plan, a “401(k) plan,” is generally available to all employees in the United States. The plan is a tax-qualified retirement plan that provides a means for employees to save for retirement on a tax-deferred basis and to receive an employer matching contribution. Earnings on amounts credited to the Spectra Energy Retirement Savings Plan are determined by reference to investment choices (including a common stock fund) selected by each participant.

The Spectra Energy Executive Savings Plan enables executives to defer compensation, and receive employer matching contributions, in excess of the limits of the Internal Revenue Code of 1986, as amended, that apply to qualified retirement plans such as the Spectra Energy Retirement Savings Plan. Earnings on amounts credited to the Spectra Energy Executive Savings Plan are determined by reference to investment choices similar to those offered under the Spectra Energy Retirement Savings Plan.

The Spectra Energy Retirement Cash Balance Plan provides a defined benefit for retirement, the amount of which is based on a participant’s account balance, which grows with monthly pay and interest credits.

The Spectra Energy Executive Cash Balance Plan provides executives with the retirement benefits to which they would be entitled under the Spectra Energy Retirement Cash Balance Plan if the limits contained in the Internal Revenue Code of 1986, as amended did not exist.

Severance.  The Spectra Energy Compensation Committee believes that protection provided through change in control severance arrangements is appropriate because it diminishes the potential distraction of the executives created by the personal uncertainties and risks associated with their roles, especially in the context of a potential corporate restructuring or change in control. These protections also help assure continuity of management in the event of certain corporate transactions. In addition, the Spectra Energy Compensation Committee believes that, while change in control severance agreements are a necessary element of the compensation program, executives should not be unduly enriched by their provisions when and if they are triggered. In connection with the spin-off of Spectra Energy, Mr. Harper entered into an agreement with Spectra Energy that addresses certain events that might occur in connection with a change in control of Spectra Energy. This agreement remained in place following our initial public offering. The terms of this agreement were approved by the Spectra Energy Compensation Committee after consultation with its outside compensation consultants and its outside counsel and include the provisions listed below, which the Spectra Energy Compensation Committee considered to be sufficient to achieve its objectives. See “— Executive Compensation — Potential Payments upon Termination of Employment or Change in Control.”

•	Agreements are only triggered if there is:

•	a change-in-control of Spectra Energy, and

•	an involuntary termination of the executive following the change-in-control that is not a “for cause” termination by the company. (This feature is commonly called a “double trigger”.)

•	Cash severance benefits are limited to two times annual salary plus two times target bonus.

•	Medical, dental and life insurance are continued during the two years following severance.

•	Provides for a lump sum payment for company savings plan and pension plan contributions.

•	No payment for gross-up of excise taxes.

•	Executives are subject to certain non-competition and non-solicitation provisions.

Compensation of the Chief Executive Officer

The compensation paid to Mr. Harper in 2007 was established in a similar manner as other executives of Spectra Energy.

Factors Considered When Determining Total Compensation

Group Comparison.  The Spectra Energy Compensation Committee sets salaries and short-term and long-term incentive target levels based on what it believes to be the median of compensation available to our executives in the market. The Spectra Energy Compensation Committee would prefer to define the market as a sizeable group of companies comparable in size to Spectra Energy and with lines of business that are similar to it. However, there are no companies with lines of business precisely similar to Spectra Energy. Nevertheless, Spectra Energy’s consultants and internal staff gather information from the public filings of the companies listed below that, to one degree or another, compete with Spectra Energy for customers, executive talent and capital, and we remain mindful of these companies’ practices as we make judgments regarding the adequacy of our compensation.

Compensation Reference Group

CenterPoint Energy	Dominion Resources	DTE Energy
El Paso Corp.	Enbridge, Inc.	Equitable Resources
National Fuel Gas Co.	NiSource	ONEOK, Inc.
Questar Corp.	Sempra Energy	Southern Union Company
TransCanada Corp.	Williams Companies

In the absence of directly comparable peer group data, the Spectra Energy Compensation Committee has decided that the best representation of market practice for Spectra Energy’s positions can be extracted from survey data. Specifically, the Spectra Energy Compensation Committee has chosen to use the Towers Perrin Compensation Data Base© General Industry Survey as a source of market information because the Committee believes that the survey provides a reliable indication of compensation practices in companies that are comparable in size to Spectra Energy. Further, the Spectra Energy Compensation Committee is mindful that Duke Energy employed this survey when it was responsible for the compensation of our executives, and we believe that it is important to establish a consistent source of survey data.

External Market Conditions and Individual Factors.  In addition to using benchmark survey data, the Spectra Energy Compensation Committee also takes into account external market conditions and individual factors when establishing the total compensation of each named executive officer. Some of these factors include the executive’s level of experience, the executive’s tenure and responsibilities, the executive’s position and the appropriate competitive pressures for that position within the industry. Finally, the Spectra Energy Compensation Committee monitors the differences in compensation among our named executive officers.

2008 Compensation Program

During 2007, the Spectra Energy Compensation Committee conducted a detailed review of its compensation philosophies in connection with establishing the 2008 compensation program. While the basic tenets of its philosophy have not changed, the 2008 compensation program for our named executive officers has been revised to tie short-term incentive compensation to financial and individual goals related the operations of Spectra Energy Partners.

Compensation Committee Report

The Audit Committee of the Board reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K and, based on these reviews and discussions, recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

Steven D. Arnold
Nora M. Brownell
Stewart A. Bliss

EXECUTIVE COMPENSATION

The table below sets forth compensation from Spectra Energy Partners during 2007 to those individuals who became Spectra Energy Partners’ named executive officers.

SUMMARY COMPENSATION TABLE

Change in
Pension
Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

C. Gregory Harper	2007	260,832	—	252,194	78,623	245,238	51,970	30,500	919,357
Chief Executive Officer, Spectra Energy Partners
Lon C. Mitchell, Jr.(6)	2007	245,263	25,000	318,367	233,230	222,219	55,039	28,986	1,128,104
Chief Financial Officer, Spectra Energy Partners

(1)	This column reflects the aggregate dollar amount recognized for financial statement reporting purposes for 2007 with respect to outstanding performance share and phantom share awards, and includes amounts attributable to performance share and phantom share awards granted in prior years. The aggregate dollar amount was determined in accordance with the provisions of SFAS 123(R), but without regard to any estimate of forfeitures related to service-based vesting conditions. See Note 14 of the Consolidated Financial Statements for Spectra Energy Partners, LP regarding assumptions underlying the valuation of equity awards.

(2)	This column reflects the aggregate dollar amount recognized for financial statement reporting purposes for 2007 with respect to outstanding stock options, and includes amounts attributable to stock options granted in prior years. The aggregate dollar amount was determined in accordance with the provisions of SFAS 123(R). See Note 14 of the Consolidated Financial Statements for Spectra Energy Partners, LP regarding assumptions underlying the valuation of equity awards.

(3)	Non-Equity Incentive Plan Compensation column includes amounts payable under the Spectra STI Plan with respect to the 2007 performance period. Unless deferred, these amounts were paid in March 2008.

(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings column includes the amounts listed below. During 2007, our pension plan measurement date was changed from September 30 to December 31. Therefore, figures for 2007 represent the change in value during the fifteen month period ending December 31, 2007.

	C. Gregory	Lon C.
	Harper	Mitchell, Jr.

Change in Actuarial Present Value of Accumulated Benefit Under the Spectra Energy Retirement Cash Balance Plan for the Period Beginning on October 1, 2006 and Ending on December 31, 2007	$25,095	$24,453
Change in Actuarial Present Value of Accumulated Benefit Under the Spectra Energy Executive Cash Balance Plan for the Period Beginning on October 1, 2006 and Ending on December 31, 2007	26,875	30,586

Total	$51,970	$55,039

(5)	All Other Compensation column includes the following for 2007:

	C. Gregory	Lon C.
	Harper	Mitchell, Jr.

Matching Contributions Under the Spectra Energy Retirement Savings Plan	$13,500	$—
Premiums for Life Insurance Coverage Provided Under Life Insurance Plans	567	2,278
Make-Whole Matching Contribution Credits Under the Spectra Energy Corp Executive Savings Plan	13,933	26,658
Charitable contributions made in the name of the Executive under Spectra Energy’s matching gift policy	2,500	50

Total	$30,500	$28,986

(6)	Mr. Mitchell received a discretionary bonus equal to $25,000 in connection with his efforts relating to the spin-off of Spectra Energy from Duke Energy.

2007 GRANTS OF PLAN-BASED AWARDS

						All Other	All Other
						Stock	Option
						Awards:	Awards:	Exercise
						Number of	Number of	or Base	Grant Date
			Estimated Possible Payouts Under			Shares of	Securities	Price of	Fair Value of
			Non-Equity Incentive Plan Awards(1)			Stock or	Underlying	Option	Stock and
	Grant	Approval	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	Date	($)	($)	($)	(#) (3)	(#)(3)	($/Sh)	Awards(#)(4)

C. Gregory Harper			$68,750	$137,500	$261,250
C. Gregory Harper	2/27/2007	2/26/2007					20,200	25.64	$152,914
C. Gregory Harper	2/27/2007	2/26/2007				3,500			$89,740
C. Gregory Harper(2)	7/2/2007	6/27/2007				10,000			$283,000
Lon C. Mitchell, Jr.			$62,500	$125,000	$237,500
Lon C. Mitchell, Jr.	2/27/2007	2/26/2007					30,800	25.64	$233,156
Lon C. Mitchell, Jr.	2/27/2007	2/26/2007				5,300			$135,892
Lon C. Mitchell, Jr.(2)	7/2/2007	6/27/2007				7,500			$212,250

(1)	The awards reflected in the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column were granted for the 2007 performance period under the terms of the Spectra STI Plan. The actual amounts paid to each executive under the terms of such plan for 2007 are disclosed in the Summary Compensation Table.

(2)	The Spectra Compensation Committee, at its meeting on May 9, 2007, recommended to the Spectra Energy Partners board a grant of Spectra Energy Partners phantom units in conjunction with the Initial Public Offering of Spectra Energy Partners to the Named Executive Officers. The Spectra Energy Partners board, at its meeting on June 27, 2007 approved these grants. These awards vest, subject to certain exceptions, in equal installments on the first three anniversaries of the date of grant.

(3)	Awards reflected in these columns with a grant date of February 27, 2007 were made in shares of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan. Awards reflected in these columns with a grant date of July 2, 2007 were made in units of Spectra Energy Partners and were granted under the terms of the Spectra Energy Partners 2007 Long-Term Incentive Plan. This table does not include grants of Spectra Energy shares that were distributed on January 2, 2007 under the terms of the spin-off. These awards are included in the Outstanding Equity Awards Table.

(4)	The per share full grant date fair value of the phantom shares and stock options granted on February 27, 2007, computed in accordance with FASB 123(R) is $25.64 and $7.57, respectively. The per share full grant date fair value of the phantom units granted on July 2, 2007, computed in accordance with FASB 123(R) is $28.30.

When Duke Energy spun-off its gas businesses to form Spectra Energy, equitable adjustments were made with respect to outstanding stock options and other forms of equity awards originally denominated in shares of Duke Energy common stock. All such awards were adjusted into two separate awards, one denominated in shares of Duke Energy common stock and one denominated in shares of Spectra Energy common stock. The number of shares of Spectra Energy common stock distributed to award holders was equal to the number of Spectra Energy shares that a shareholder of Duke Energy common stock would have received effective on the January 2, 2007 spin date (i.e., a ratio of 0.5 shares of Spectra Energy common stock for every one share of Duke Energy common stock). With respect to stock options, the per share option exercise price of the original Duke Energy stock option was proportionally allocated between the two types of stock options taking into account the distribution ratio and the relative per share trading prices following the distribution. The resulting Duke Energy and Spectra Energy awards continue to be subject to the vesting schedule under the original Duke Energy award agreement. For purposes of vesting of options and phantom stock and the post-termination exercise periods applicable to the options, continued employment with Spectra Energy is considered to be continued employment with the issuer of the options or shares of phantom stock. The adjustments preserved, but did not increase, the value of the equity awards.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
									Plan	Payout
									Awards:	Value of
									Number of	Unearned
	Option Awards					Number of		Market	Unearned	Shares,
			Number of			Shares or		Value of	Shares,	Units or
	Number of		Securities			Units		Shares or	Units or	Other
	Securities		Underlying			of Stock		Units of	Other	Rights
	Underlying		Unexercised	Option		That		Stock That	Rights That	That
	Unexercised		Options	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	Options		(#) Unexercisable	Price	Expiration	Vested		Vested	Vested	Vested
Name	(#) Exercisable		(1)	($)(2)	Date	(#)(3)(4)		($)	(#)(5)	($)

C. Gregory Harper(6)	SE	1,200		$23.79	2/17/2008
	DUK	2,400		$15.74	2/17/2008
	SE	1,400		$25.53	2/17/2009
	DUK	2,800		$16.90	2/17/2009
	SE	1,700		$21.42	12/20/2009
	DUK	3,400		$14.17	12/20/2009
	SE	2,100		$36.86	12/20/2010
	DUK	4,200		$24.39	12/20/2010
	SE	1,900		$32.44	12/19/2011
	DUK	3,800		$21.47	12/19/2011
	SE	500		$33.00	1/17/2012
	DUK	1,000		$21.84	1/17/2012
	SE	625		$11.86	2/25/2013
	DUK	1,250		$7.85	2/25/2013
	SE	850		$12.52	4/1/2013
	DUK	1,700		$8.29	4/1/2013
	SE		20,200	$25.64	2/27/2017
						SE	8,092	$208,935
						SEP	10,000	239,600
						DUK	9,184	185,241

						Total		$633,776

						SE			679	$17,519
						SEP			—	—
						DUK			1,357	27,361

						Total				$44,880

						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
									Plan	Payout
									Awards:	Value of
									Number of	Unearned
	Option Awards					Number of		Market	Unearned	Shares,
			Number of			Shares or		Value of	Shares,	Units or
	Number of		Securities			Units		Shares or	Units or	Other
	Securities		Underlying			of Stock		Units of	Other	Rights
	Underlying		Unexercised	Option		That		Stock That	Rights That	That
	Unexercised		Options	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	Options		(#) Unexercisable	Price	Expiration	Vested		Vested	Vested	Vested
Name	(#) Exercisable		(1)	($)(2)	Date	(#)(3)(4)		($)	(#)(5)	($)

Lon C. Mitchell, Jr.(7)	SE	2,900		$36.86	12/20/2010
	DUK	5,800		$24.39	12/20/2010
	SE	6,150		$32.44	12/19/2011
	DUK	12,300		$21.47	12/19/2011
	SE	6,375		$11.86	2/25/2013
	SE		30,800	$25.64	2/27/2017
						SE	10,595	$273,563
						SEP	7,500	$179,700
						DUK	10,590	$213,600

						Total		$666,863

						SE			995	$25,691
						SEP			—	$—
						DUK			1,990	$40,138

						Total				$65,829

(1)	On February 27, 2007, Messrs. Harper and Mitchell received stock options that vest in three equal installments on the first three anniversaries of the date of grant.

(2)	For options granted February 27, 2007, the exercise price is equal to the closing price of Spectra Energy common stock on the date of grant. For options granted prior to December 31, 2006, the exercise price for the original Duke Energy options is equal to the closing price of Duke Energy common stock on the date of grant. In connection with the spin-off of Spectra Energy effective January 2, 2007 all Duke Energy equity awards were adjusted to reflect the change in the price of Duke Energy common stock that occurred as a result of the spin-off, and an additional award denominated in Spectra Energy common shares was granted. The adjustments preserved, but did not increase, the value of the equity awards. The following chart indicates the original and adjusted exercise prices of each Duke stock option. In addition, the chart indicates exercise prices for stock options granted on January 2, 2007 at Spectra Energy associated to each grant date at Duke Energy:

			Spectra Energy
			Option Exercise
	Duke Original	Duke Adjusted	Price Granted
	Option Exercise	Option Exercise	on January 2,
Date of Grant	Price	Price	2007

February 17, 1998	$27.63	$15.74	$23.79
February 17, 1999	$29.66	$16.90	$25.53
December 20, 1999	$24.88	$14.17	$21.42
December 20, 2000	$42.81	$24.39	$36.86
December 19, 2001	$37.68	$21.47	$32.44
January 17, 2002	$38.33	$21.84	$33.00
February 25, 2003	$13.77	$7.85	$11.86
April 1, 2003	$14.54	$8.29	$12.52

(3)	Messrs. Harper and Mitchell received Spectra Energy and Duke Energy phantom shares as follows:

a.	On February 27, 2007, Spectra Energy shares were granted which, subject to certain exceptions, vest on the third anniversary of the date of grant.

b.	On February 28, 2005 and April 4, 2006, Duke Energy shares were granted which, subject to certain exceptions, vest in equal installments on the first five anniversaries of the date of grant. Outstanding Duke Energy shares and corresponding Spectra Energy shares related to this award are included above.

(4)	Messrs. Harper and Mitchell received Spectra Energy Partners phantom shares on July 2, 2007 each of which, subject to certain exceptions, vest in three equal installments on the first three anniversaries of the date of grant.

(5)	Messrs. Harper and Mitchell received performance shares on April 4, 2006 that, subject to certain exceptions, are eligible for vesting on December 31, 2008. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K, performance shares are listed at the threshold number of shares.

(6)	On February 1, 2005, Mr. Harper received a grant of 5,000 restricted shares which vested on February 1, 2008. The outstanding Duke Energy shares and corresponding Spectra Energy shares related to this award are included above.

(7)	On April 1, 2005, Mr. Mitchell received a grant of 5,000 phantom shares that, subject to certain exceptions, vest on the third anniversary of the date of grant. The outstanding Duke Energy shares and corresponding Spectra Energy shares related to this award are included above.

2007 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized on	Shares	Value
	Acquired on	Exercise	Acquired	Realized on
Name	Exercise(#)	($)(1)	on Vesting(#)(2)	Vesting($)(3)

C. Gregory Harper
Spectra Energy	—	$—	1,833	$46,873
Duke Energy	—	—	3,667	77,442

Total		$—		$124,315

Lon C. Mitchell, Jr.
Spectra Energy	—	$—	2,262	$57,873
Duke Energy	12,750	144,840	4,524	95,451

Total		$144,840		$153,324

(1)	The value realized upon exercise was calculated based on the closing price of a share of Spectra Energy or Duke Energy common stock on the date of option exercise.

(2)	Includes performance shares covering the 2005 — 2007 performance period based on Duke Energy’s total shareholder return performance from January 1, 2005 — December 31, 2006 and equally weighted between Duke Energy and Spectra Energy’s total shareholder performance from January 1, 2007 — December 31, 2007.

(3)	The value realized upon vesting of stock awards was calculated based on the closing price of a share of common stock for the respective equity on the respective vesting date, and includes a cash payment to Messrs. Harper and Mitchell for dividend equivalents on earned performance shares in the amount of $9,296 and $11,090, respectively.

Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance Plan

Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. A more detailed description of the plans that comprise Spectra Energy’s pension program follows.

Each of the Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2007. Officers participated in the Spectra Energy Retirement Cash Balance Plan (“RCBP”), which is a noncontributory, defined benefit retirement plan that is intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and affiliates. The RCBP provides benefits under a “cash balance account” formula.

Each of the Spectra Energy Partners executive officers who participates in the RCBP has satisfied the eligibility requirements to receive his or her account benefit upon termination of employment. The RCBP benefit is payable in the form of a lump sum in the amount credited to the hypothetical account at the time of benefit commencement. Payment is also available in the form of an annuity based on the actuarial equivalent of the account balance.

The amount credited to the hypothetical account is increased with monthly pay credits equal to (a) for participants with combined age and service of less than 35 points, 4% of eligible monthly compensation, (b) for participants with combined age and service of 35 to 49 points, 5% of eligible monthly compensation, (c) for participants with combined age and service of 50 to 64 points, 6% of eligible monthly compensation, and (d) for participants with combined age and service of 65 or more points, 7% of eligible monthly compensation. If the participant earns more than the Social Security wage base, the account is credited with additional pay credits equal to 4% of eligible compensation above the Social Security wage base. Interest credits are credited monthly, with the interest rate determined quarterly based on the 30-year Treasury rate.

For the RCBP, eligible monthly compensation is equal to Form W-2 wages, plus elective deferrals under a 401(k) or cafeteria plan. Compensation does not include severance pay (including payment for unused vacation), expense reimbursements, allowances, cash or noncash fringe benefits, moving expenses, bonuses for performance periods in excess of one year, transition pay, long term incentive compensation (including income resulting from any stock-based awards such as stock options, stock appreciation rights, phantom stock or restricted stock) and other compensation items to the extent described as not included for purposes of benefit plans or the RCBP.

The benefit of participants in the RCBP may not be less than determined under certain prior benefit formulas (including optional forms). In addition, the benefit under the RCBP is limited by maximum benefits and compensation limits under the Internal Revenue Code.

Each of the Spectra Energy Partners executive officers was eligible to participate in the Spectra Energy Executive Cash Balance Plan (“ECBP”), which is a noncontributory, defined benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the annual compensation limit ($225,000 for 2007) under the Internal Revenue Code that applies to the determination of pay credits under the RCBP, (b) certain deferred compensation that is not recognized by the RCBP, (c) restoration of benefits in excess of a defined benefit plan maximum annual benefit limit ($180,000 for 2007) under the Internal Revenue Code that applies to the RCBP, and (d) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service, and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.

Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by the Company.

The following table provides information related to each plan that provides for payments or other benefits at, following or in connection with retirement, determined as of December 31, 2007.

PENSION BENEFITS

		Number	Present
		of Years	Value of
		Credited	Accumulated	Payments During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)(1)	($)

C. Gregory Harper	Spectra Energy Retirement Cash Balance Plan	20.62	$155,593	$—
C. Gregory Harper	Spectra Energy Executive Cash Balance Plan	20.62	$59,832	$—
Lon C. Mitchell, Jr.	Spectra Energy Retirement Cash Balance Plan	7.72	$121,057	$—
Lon C. Mitchell, Jr.	Spectra Energy Executive Cash Balance Plan	7.72	$96,848	$—

Spectra Energy Executive Savings Plan

Under the Spectra Energy Executive Savings Plan, participants can elect to defer a portion of their base salary, short-term incentive compensation and long-term incentive compensation (other than stock options). Participants also receive a company matching contribution in excess of the contribution limits prescribed by the IRS under the Spectra Energy Corporation Retirement Savings Plan. In general, payments are made following termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may request an accelerated distribution upon an “unforeseeable emergency.” In general, participants may direct the deemed investment of base salary deferrals, short-term incentive deferrals and matching contributions among investments options available under the Spectra Energy Retirement Savings Plan, including in a Spectra Energy Common Stock Fund. Deferrals of equity awards are credited with earnings and losses based on the performance of the Spectra Energy Common Stock Fund. Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the Spectra Energy Executive Savings Plan are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by the Company.

The Spectra Energy Executive Savings Plan and the Spectra Energy Retirement Savings Plan became effective with the spin-off of Spectra Energy. These plans contain the same provisions as the predecessor plans sponsored by Duke Energy, and individual benefit accruals were transferred from the Duke Energy plans to the Spectra Energy plans effective with the spin-off of Spectra Energy. Participants received credit for investment in 0.5 of a share of Spectra Energy common stock for each share of Duke Energy common stock held in the Duke Energy Common Stock Fund.

NONQUALIFIED DEFERRED COMPENSATION

			Aggregate	Aggregate	Aggregate
	Executive	Registrant	Earnings in	Withdrawals /	Balance at
	Contributions in	Contributions in	Last FY	Distributions	Last FYE
Name	Last FY ($)(1)	Last FY($)(2)	($)(3)	($)	($)

C. Gregory Harper Spectra Energy Executive
Savings Plan	$13,042	$11,309	$3,992	$—	$57,682
Lon C. Mitchell, Jr Spectra Energy Executive
Savings Plan	$78,956	$—	$7,355	$—	$228,804

(1)	Executive contributions credited to the plan in 2007 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2007 but reported in the table as compensation earned in 2006.

(2)	Reflects make-whole matching contribution credits made in 2007 under the Spectra Energy Corporation Executive Savings Plan with respect to elective salary deferrals made by executives during 2006. See footnote 5 to the “Summary Compensation Table” for the amount of make-whole matching contribution credits made to the Spectra Energy Corporation Executive Savings Plan in 2008 with respect to elective compensation deferrals made by executives during 2007.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, each Spectra Energy Partners executive officer would be entitled to compensation in the event his or her employment terminates. The amount of the compensation is contingent upon a variety of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to named executive officers are described below, followed by a table that quantifies the amount that would become payable to each Spectra Energy Partners executive officer as a result of his or her termination of employment. The amounts shown assume that such termination was effective as of December 31, 2007 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of named executive officer’s termination of employment.

The following table summarizes the consequences under Duke Energy’s long-term incentive award agreements, without giving effect to the change in control agreements described below, that would occur in the event of the termination of employment of a Spectra Energy Partners executive officer.

Event	Consequences

Voluntary termination or involuntary termination with cause (not retirement eligible)	Phantom Shares, Performance Shares and Options — the executive’s right to unvested portion of award terminates immediately
Voluntary termination or involuntary termination with cause (retirement eligible)	Phantom Shares — continue to vest Performance Shares — prorated portion of award vests based on actual performance after performance period ends
Involuntary termination without cause (not retirement eligible)	Phantom Shares — prorated portion of award vests Performance Shares — prorated portion of award vests based on actual performance after performance period ends
Involuntary or good reason termination after a Change in Control	Phantom Shares — award vests Performance Shares — prorated portion of award vests based on target performance
Death or Disability	Phantom Shares — prorated portion of award vests
Performance Shares — prorated portion of award vests based on actual performance after performance period ends

The following table summarizes the consequences under Spectra Energy and Spectra Energy Partners’ long-term incentive award agreements, without giving effect to the change in control agreements described below, that would occur in the event of the termination of employment of a Spectra Energy Partners executive officer.

Event	Consequences

Voluntary termination or involuntary termination with cause (not retirement eligible)	Phantom Shares and Options — the executive’s right to unvested portion of award terminates immediately
Voluntary termination or involuntary termination with cause (retirement eligible)	Phantom Shares — prorated portion of award continues to vest
Options — continue to vest
Involuntary termination without cause (not retirement eligible)	Phantom Shares — prorated portion of award vests Options — the executive’s right to unvested shares terminates immediately
Involuntary or good reason termination after a Change in Control	Phantom Shares — award vests Options — award vests
Death or Disability	Phantom Shares — award vests
Options — award vests

Effective with the formation of Spectra Energy, Mr. Harper entered into change in control agreement with Spectra Energy. The agreement has an initial term of two years, after which the agreement automatically extends from the first date of each month for one additional month, unless six months prior written notice is provided.

The change in control agreement provides for payments and benefits to the executive in the event of termination of employment within two years after a “change in control” of Spectra Energy, other than termination: 1) by Spectra Energy for “cause”; 2) by reason of death or disability; or 3) of the executive for other than “good reason” (each such term as defined in the agreements). Payments and benefits include: (1) a lump-sum cash payment equal to a pro-rata amount of the executive’s target bonus for the year in which the termination occurs; (2) a lump-sum cash payment equal to two times the sum of the executive’s annual base salary and target annual bonus opportunity in effect immediately prior to termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting “good reason”; (3) continued medical, dental and basic life insurance coverage for a two-year period (or a lump sum cash payment of equivalent value); and (4) a lump-sum cash payment representing the amount Spectra Energy would have allocated or contributed to the executive’s qualified and nonqualified defined benefit pension plan and defined contribution savings plan accounts during the two years following the termination date, plus the unvested portion, if any, of the executive’s accounts as of the date of termination that would have vested during such two year period. In addition, under certain circumstances the agreement may provide for continued vesting of certain long-term incentive awards for two additional years.

Under the change in control agreement, the covered executive is also entitled to reimbursement of up to $50,000 for the cost of certain legal fees incurred in connection with claims under the agreements. In the event that any of the payments or benefits provided for in the change in control agreement otherwise would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), the amount of payments or benefits would be reduced to the maximum level that would not result in excise tax under Section 4999 of the Internal Revenue Code if such reduction would cause the executive to retain an after-tax amount in excess of what would be retained if no reduction were made. In the event a named executive officer becomes entitled to payments and benefits under a change in control agreement, he or she would be subject to a one-year noncompetition and nonsolicitation provision from the date of termination, in addition to certain confidentiality and cooperation provisions.

POTENTIAL PAYMENTS UPON TERMINATION OF
EMPLOYMENT OR A CHANGE IN CONTROL (“CIC”)

	Cash	Incremental	Welfare
	Severance	Retirement	and Similar	Stock	Option
	Payment	Plan	Benefits	Awards ($)	Awards ($)	Total
Name and Triggering Event(1)	($)(2)	Benefit ($)(3)	($)(4)	(5)(6)	(7)	Payments ($)

C. Gregory Harper
Voluntary termination or involuntary termination with cause	—	—	10,577	—	—	10,577
Involuntary termination without cause	—	—	10,577	261,502	—	272,079
Involuntary or good reason termination after a CIC	825,000	86,745	41,436	698,255	—	1,651,436
Death	—	—	10,577	528,030	—	538,607
Disability	—	—	10,577	528,030	—	538,607
Lon C. Mitchell, Jr.
Voluntary termination or involuntary termination with cause	—	—	9,615	347,909	—	357,524
Involuntary termination without cause	—	—	9,615	361,642	—	371,257
Involuntary or good reason termination after a CIC	—	—	9,615	766,268	—	775,883
Death	—	—	9,615	551,108	—	560,723
Disability	—	—	9,615	551,108	—	560,723

(1)	Amounts in the above table represent obligations of Spectra Energy under agreements currently in place at Spectra Energy, and valued as of December 31, 2007.

(2)	Amounts listed under “Cash Severance Payment” are payable under the terms of Mr. Harper’s change in control agreement. The severance benefits set forth above do not include accrued salary and bonus payments earned through December 31, 2007; however such amounts are reflected in the Summary Compensation Table above.

(3)	Pursuant to Mr. Harper’s Change in Control Agreement, amounts listed under “Incremental Retirement Plan Benefit” represent the additional amounts that would be credited in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan in the event he continued to be employed by Spectra Energy, at his rate of base salary as in effect on December 31, 2007, for two additional years.

(4)	Amounts listed under “Welfare and Other Benefits” include accrued vacation and the amount that would be paid to Mr. Harper who has entered into a Change in Control Agreement in lieu of providing continued welfare benefits for 24 months.

(5)	The amounts listed under “Stock Awards” do not include amounts attributable to the performance shares that vested on December 31, 2007; such amounts are included in the Option Exercises and Stock Vested Table above.

(6)	The amounts listed under “Stock Awards” do not include amounts attributable to performance shares that, upon applicable termination events, are pro-rated based on service from the grant date to December 31, 2007 and vest subject to a performance determination at the end of the performance period. The amounts listed would be the result of the acceleration of the vesting of previously awarded stock as a result of a change in control.

(7)	The number of shares of common stock underlying options for which (a) vesting is accelerated upon the applicable termination event or (b) vesting continues after the applicable termination event (i.e., due to the executives being retirement eligible) for Messrs. Harper and Mitchell were 20,200 and 30,800, respectively. The exercise price for these options is higher than the price of Spectra Energy common stock on December 31, 2007 and therefore, the amounts listed under “Option Awards” is zero.

The amounts listed in the preceding table have been determined based on a variety of assumptions, and the actual amounts to be paid out can only be determined at the time of each Spectra Energy Partners executive officer’s termination of employment. The amounts described in the table do not include compensation to which each Spectra Energy Partners executive officer would be entitled without regard to his or her termination of employment, including (a) base salary and short-term incentives that have been earned but not yet paid, and (b) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables.

With respect to Mr. Harper, the amounts shown above do not reflect the fact that if, in the event that payments to the executive in connection with a change in control otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The amounts shown above with respect to outstanding Spectra Energy, Spectra Energy Partners and Duke Energy stock awards and option awards were calculated based on a variety of assumptions, including the following: (a) the Spectra Energy Partners executive officer terminated employment on the last day of 2007; (b) as price for Spectra Energy common stock of $25.82, for Spectra Energy Partners units of $23.96 and for Duke Energy common stock of $20.17, all of which were the closing prices on December 31, 2007; (c) the continuation of Spectra Energy’s and Duke Energy’s dividend and Spectra Energy Partners’ distribution at the rate in effect on December 31, 2007; and (d) performance at the target level with respect to performance shares. Additionally, the amounts listed above with respect to Mr. Mitchell reflect the fact that, upon termination for any reason, he would receive the full value of all unvested Duke-granted phantom share awards and the dividends that would be paid on such shares for the remainder of the original vesting period, in accordance with the terms of the awards, because he has attained retirement age.

If a change in control of Spectra Energy occurred on December 31, 2007, the outstanding performance shares awards would be paid out on a prorated basis assuming target performance. As of December 31, 2007, the prorated performance shares that would be paid as a result of these accelerated vesting provisions would have had a value of $63,851 and $93,657 for Messrs. Harper and Mitchell, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of Spectra Energy Partners’ units and the related transactions and held by:

•	each person who then will beneficially own 5% or more of the then outstanding units;

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

					Percentage of
					Total
					Common
		Percentage		Percentage of	and
	Common	of Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned

Spectra Energy Corp(2)	33,129,880	74.2%	21,638,730	100.0%	82.7%
Spectra Energy Transmission LLC	7,873,950	17.6%	5,142,858	23.8%	19.6%
Spectra Energy Southeast Pipeline Corp.	25,255,930	56.6%	16,495,872	76.2%	63.0%
Martha B. Wyrsch	5,000	*	—	—	—
C. Gregory Harper	8,000	*	—	—	—
Lon C. Mitchell, Jr.	10,000	*	—	—	—
William S. Garner, Jr.	—	*	—	—	—
Gregory J. Rizzo	5,000	*	—	—	—
Steven D. Arnold	28,718	*	—	—	—
Nora M. Brownell	3,000	*	—	—	—
Stewart A. Bliss	1,218	*	—	—	—
All directors and executive officers as a group (eight persons)	60,936	*	—	—	—

(*)	Less than 1% of units outstanding.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.

(2)	Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, Spectra Energy Southeast Pipeline Corp. and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

Equity Compensation Plan Information

The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2007.

Number of
	Securities to be	Weighted	Number of Securities
	Issued Upon	-Average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants	Warrants and	Securities Reflected in
	and Rights(1)	Rights	Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	779,750

Total	—	n/a	779,750

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Spectra Energy and its affiliates own 33,129,880 common units and 21,638,730 subordinated units, representing an aggregate 81% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.

Distributions and Payments to The General Partner and its Affiliates

The following table summarizes the distributions and payments made or to be made by Spectra Energy Partners to the General Partner and its affiliates in connection with the formation of, the ongoing operation and any liquidation of Spectra Energy Partners. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

Consideration received by Spectra Energy and its subsidiaries for the contribution of the assets and liabilities to Spectra Energy Partners
• 33,129,880 common units;
•   21,638,730 subordinated units;
•   1,352,421 general partner units;
•   incentive distribution rights;
•   $319.0 million cash payment from the proceeds of borrowings under Spectra Energy Partners’ credit facility.

Operational Stage

Distributions of Available Cash to the General Partner and its affiliates	Spectra Energy Partners generally makes cash distributions 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 33,129,880 common units 21,638,730 subordinated units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.
Payments to the General Partner and its affiliates	Spectra Energy Partners reimburses Spectra Energy and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for the benefit of Spectra Energy Partners.
Withdrawal or removal the General Partner	If the General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon Spectra Energy Partners’ liquidation, the partners, including the General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements Governing the Initial Public Offering

Spectra Energy Partners entered into the various documents and agreements that effected its IPO in July 2007 and related transactions, including the contribution of assets to Spectra Energy Partners by Spectra Energy. These agreements were not the result of arm’s-length negotiations, and they, or any of the transactions that they provide for, may not have been effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties.

Omnibus Agreement

In connection with its IPO, Spectra Energy Partners entered into an omnibus agreement with Spectra Energy, its general partner and others that addresses the following matters:

•	Spectra Energy Partners’ obligation to reimburse Spectra Energy for the payment of direct operating expenses it incurs on Spectra Energy Partners’ behalf in connection with Spectra Energy Partners’ business and operations;

•	Spectra Energy Partners’ obligation to reimburse Spectra Energy for providing it allocated corporate, general and administrative services, which reimbursement is capped at $3.0 million per year, subject to adjustment for inflation and increases in connection with expansions of operations through the acquisition or construction of new assets or businesses with the concurrence of Spectra Energy Partners’ Conflicts Committee; and

•	Spectra Energy’s obligation to indemnify Spectra Energy Partners’ for certain liabilities and Spectra Energy Partners’ obligation to indemnify Spectra Energy for certain liabilities.

The General Partner and its affiliates also receive payments from Spectra Energy Partners pursuant to the contractual arrangements described below under the caption “— Contracts with Affiliates.”

Any or all of the provisions of the Omnibus Agreement, other than the indemnification provisions described below, is terminable by Spectra Energy at its option if the General Partner is removed without cause and units held by the General Partner and its affiliates are not voted in favor of that removal. The Omnibus Agreement (other than the indemnification provisions) will also terminate in the event of a change of control of Spectra Energy Partners, its general partner or the general partner of its general partner.

Reimbursement of Operating and General and Administrative Expense

Under the Omnibus Agreement, Spectra Energy Partners reimburses Spectra Energy for the payment of certain operating expenses and for the provision of various corporate, general and administrative services (which corporate, general and administrative expenses are capped at $3.0 million annually, subject to increases as described above) for Spectra Energy Partners’ benefit.

Pursuant to these arrangements, Spectra Energy performs centralized corporate functions for Spectra Energy Partners, including legal, accounting, compliance, treasury, insurance, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit and tax. Spectra Energy Partners reimburses Spectra Energy for the expenses to provide these services as well as other expenses it incurs on Spectra Energy Partners’ behalf, such as salaries of personnel performing services for Spectra Energy Partners’ benefit and the cost of Spectra Energy employee benefits and general and administrative expenses associated with such personnel; capital expenditures; maintenance and repair costs; taxes; and direct expenses, including operating expenses and certain allocated operating expenses, associated with the ownership and operation of the contributed assets.

Competition

Neither Spectra Energy or any of its affiliates is restricted, under either Spectra Energy Partners’ partnership agreement or the Omnibus Agreement, from competing with Spectra Energy Partners. Spectra Energy and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer Spectra Energy Partners the opportunity to purchase or construct those assets.

Indemnification

Under the Omnibus Agreement, Spectra Energy will indemnify Spectra Energy Partners for three years after the closing of the IPO against certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets and occurring before July 2, 2007, the closing date of the IPO. The maximum liability of Spectra Energy for this indemnification obligation will not exceed $15.0 million and Spectra Energy will not have any obligation under this indemnification until aggregate losses exceed $250,000. Spectra Energy has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws relating to pollution or protection of the environment or natural resources promulgated after July 2, 2007. Spectra Energy Partners has agreed to indemnify Spectra Energy against environmental liabilities related to Spectra Energy Partners’ assets to the extent Spectra Energy is not required to indemnify Spectra Energy Partners.

Additionally, Spectra Energy will indemnify Spectra Energy Partners for losses attributable to title defects, failures to obtain consents or permits necessary for the transfer of the contributed assets, retained assets and liabilities (including preclosing litigation relating to contributed assets) and income taxes attributable to pre-closing operations. Spectra Energy Partners will indemnify Spectra Energy for all losses attributable to the postclosing operations of the assets contributed to Spectra Energy Partners, to the extent not subject to Spectra Energy’s indemnification obligations.

Acquisition from Affiliates

On December 13, 2007, Spectra Energy Partners entered into agreements with subsidiaries of Spectra Energy. Pursuant to these agreements, Spectra Energy Partners will acquire assets from Spectra Energy for consideration of approximately $107 million (subject to working capital and other closing adjustments), consisting of newly issued common units and approximately $5.0 million in cash. The final number of common units will be determined using a volume weighted average price calculated for the 20-day period ending three days prior to the closing date. The transaction requires regulatory approvals from the FERC and the Virginia State Corporation Commission. The transaction is expected to close during the second quarter of 2008, depending on the timing of receipt of the required regulatory approvals.

The Conflicts Committee of the General Partner’s Board of Directors recommended approval of the transaction. The Conflicts Committee retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction. In recommending approval of the transaction, the Conflicts Committee based its decision in part on an opinion from the independent financial advisor that the consideration to be paid by Spectra Energy Partners is fair, from a financial point of view, to Spectra Energy Partners and its unitholders (other than the General Partner and any unitholder affiliated with the General Partner).

Contracts with Affiliates

Gulfstream Limited Liability Company Agreement

In connection with the closing of the IPO, Spectra Energy contributed to Spectra Energy Partners 49.0% of its 50.0% interest in Gulfstream. Currently, Spectra Energy Partners owns a 24.5% interest in Gulfstream, Spectra Energy owns a 25.5% interest and The Williams Companies, Inc. (Williams) own a 50.0% interest. Gulfstream’s second amended and restated limited liability company agreement governs the ownership and management of Gulfstream and provides for quarterly distributions equal to 100% of its available cash, which is defined to include Gulfstream’s cash and cash equivalents on hand at the end of the quarter less any reserves that may be deemed appropriate by the Gulfstream management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with laws or other agreements.

The management committee representatives of Spectra Energy and Williams jointly make the determinations related to Gulfstream’s available cash. In addition, because Spectra Energy Partners holds less than a 25% interest in Gulfstream, under the terms of the limited liability company agreement, Spectra Energy and Williams are able to collectively make all decisions with respect to the operation of Gulfstream without Spectra Energy Partners’ approval, other than those decisions relating to (1) a dissolution of Gulfstream, (2) Gulfstream’s entrance into bankruptcy proceedings, (3) Gulfstream’s conducting any activity or business that may generate income for federal income tax purposes that may not be “qualifying income,” or (4) an amendment of Gulfstream’s limited liability company agreement or its certificate of formation.

Under the Gulfstream limited liability company agreement, each member’s interest is subject to transfer restrictions, including a right of first offer in favor of the other members except in the case of certain transfers to affiliates. Accordingly, if a member identifies a potential third-party purchaser for all or a portion of its interest, that member must first offer the other members the opportunity to acquire the interest that it proposes to sell on the same terms and conditions as proposed by such potential purchaser.

Market Hub General Partnership Agreement

In connection with the closing of the IPO, Spectra Energy contributed to Spectra Energy Partners 50.0% of its interest in Market Hub. Currently, Spectra Energy Partners owns a 50.0% interest in Market Hub and Spectra Energy owns a 50.0% interest. A partnership agreement governs the ownership and management of Market Hub and provides for quarterly distributions equal to 100% of its available cash, which is defined to include Market Hub’s cash and cash equivalents on hand at the end of the quarter less any reserves that may be deemed appropriate by the Market Hub management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with law or other agreements.

A management committee comprised of an equal number of representatives of Spectra Energy and Spectra Energy Partners jointly make the determinations related to Market Hub’s available cash.

Storage and Transportation Related Arrangements

Spectra Energy Partners charges transportation and storage fees to Spectra Energy and its respective affiliates. Management anticipates continuing to provide these services to Spectra Energy and its respective affiliates in the ordinary course of business.

East Tennessee.  East Tennessee is a party under three pipeline balancing agreements with the following Spectra Energy affiliates: Texas Eastern Transmission, LP (Texas Eastern); Saltville Gas Storage, L.L.C. (Saltville) and Spectra Energy Early Grove Company. Each agreement was entered into in accordance with East Tennessee FERC gas tariff and provides for the monthly balancing of natural gas at receipt and delivery points with affiliates interconnecting with East Tennessee’s pipeline system. In addition, East Tennessee has entered into an interruptible storage service agreement with Saltville and a firm storage service agreement with Spectra Energy Virginia Pipeline Company for the purpose of balancing the operations of East Tennessee.

Market Hub.  Texas Eastern has entered into a variety of storage service agreements with Moss Bluff and Egan. At Egan, interruptible service agreements were made under a FERC approved gas tariff, using rates negotiated at arms-length between the parties. At Moss Bluff, interruptible and firm storage service agreements are subject to the Statement of Operating Conditions on file with FERC. Storage service agreements between Moss Bluff and Texas Eastern include rates negotiated at arms-length between the parties. In addition, each of Moss Bluff and Egan have entered into agreements with Texas Eastern as an interconnecting pipeline to provide for monthly gas balancing at receipt and delivery points between the parties

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the General Partner’s board of directors and its committees.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for Spectra Energy Partners for 2007 and 2006:

Type of Fees	2007	2006
	(In millions)

Audit Fees(a)	$1.4	$0.1

Total Fee:	$1.4	$0.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Spectra Energy Partners’ Consolidated Financial Statements included in Spectra Energy Partners’ annual report on Form 10-K and review of financial statements included in Spectra Energy Partners’ quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards. 2007 Audit Fees include $0.8 million for the audits of the combined Spectra Energy Partner Predecessor’s financial statements for the 2004, 2005 and 2006 periods and for the 2007 first quarter review, all of which were included in the 2007 Registration Statement on Form S-1.

To safeguard the continued independence of the independent auditor, the Audit Committee adopted a policy that prevents Spectra Energy Partners’ independent auditor from providing services to Spectra Energy Partners and its subsidiaries that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to Spectra Energy Partners and its subsidiaries that have been pre-approved by the Audit Committee. Pursuant to the policy, all audit services require advance approval by the Audit Committee. All other services by the independent auditor that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy.

Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit-Related services, Tax services and Other services). All services that exceed the dollar thresholds must be approved in advance by the Audit Committee. For services prior to July 2, 2007 (the date of Spectra Energy Partners’ IPO), such services were approved by the audit committee of Spectra Energy under a similar policy. Pursuant to applicable provisions of the Exchange Act, as amended, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee. The Chairman has presented all approval decisions to the full Audit Committee. All engagements performed by the independent auditor since July 2, 2007 were approved by the Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Spectra Energy Partners, LP:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Partners’ Capital / Parent Net Equity and Comprehensive Income for the Years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

Consolidated Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2007, 2006 and 2005

Separate Financial Statements of Subsidiaries not Consolidated Pursuant to Rule 3-09 of Regulation S-X:

Gulfstream Natural Gas System, L.L.C.:

Independent Auditors’ Report

Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Balance Sheets as of December 31, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Statements of Members’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

Market Hub Partners Holding:

Independent Auditors’ Report

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Members’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes.

(c) Exhibits — See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

By:	Spectra Energy Partners (DE) GP, LP, its general partner

By:	Spectra Energy Partners GP, LLC, its general partner
Date: March 25, 2008

/s/  C. Gregory Harper
C. Gregory Harper
President and Chief Executive Officer
Spectra Energy Partners GP, LLC
Date: March 25, 2008

/s/  Lon C. Mitchell, Jr.
Lon C. Mitchell, Jr.
Vice President and Chief Financial Officer
Spectra Energy Partners GP, LLC

FINANCIAL STATEMENTS OF
GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

INDEPENDENT AUDITORS’ REPORT

To the Members of Gulfstream Natural Gas System, L.L.C.
Houston, Texas

We have audited the accompanying balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations, members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Houston, Texas
March 19, 2008

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In millions)

Operating Revenues
Transportation of natural gas	$183.7	$178.8	$140.3
Other	1.6	1.5	4.8

Total operating revenues	185.3	180.3	145.1

Operating Expenses
Operating, maintenance and other	1.0	7.2	1.5
Operating, maintenance and other — affiliates	9.2	8.0	7.8
Depreciation and amortization	30.0	30.4	29.2
Property and other taxes	5.7	17.9	15.1

Total operating expenses	45.9	63.5	53.6

Gains on Sales of Other Assets	—	0.1	—

Operating Income	139.4	116.9	91.5
Other Income and Expenses, net	3.9	0.3	1.8
Interest Expense	47.9	48.8	25.5

Net Income	$95.4	$68.4	$67.8

See Notes to Financials Statements

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

BALANCE SHEETS

	December 31,
	2007	2006
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$73.7	$29.4
Receivables	16.2	15.0
Other	6.1	2.3

Total current assets	96.0	46.7

Property, Plant and Equipment
Cost	1,786.3	1,719.1
Less accumulated depreciation and amortization	147.8	123.9

Net property, plant and equipment	1,638.5	1,595.2

Regulatory Assets and Deferred Debits
Regulatory tax asset — allowance for funds used during construction	22.9	22.5
Unamortized debt expense	7.2	7.9
Other	0.5	0.2

Total regulatory assets and deferred debits	30.6	30.6

Total Assets	$1,765.1	$1,672.5

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$4.4	$2.0
Accounts payable — affiliates	1.0	0.9
Taxes accrued	5.8	14.0
Interest accrued	8.2	8.2
Accrued liabilities	6.0	5.7
Fuel tracker liabilities	3.1	2.5
Other	2.4	1.4

Total current liabilities	30.9	34.7

Long-term Debt	849.6	849.6

Other Long-term Liabilities	0.1	6.1

Commitments and Contingencies
Members’ Equity
Members’ equity	870.3	766.6
Accumulated other comprehensive income	14.2	15.5

Total members’ equity	884.5	782.1

Total Liabilities and Members’ Equity	$1,765.1	$1,672.5

See Notes to Financial Statements

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95.4	$68.4	$67.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.6	31.1	33.7
Gains on sales of assets	—	(0.1)	—
Allowance for funds used during construction — equity	(1.8)	(0.2)	(1.1)
Reclassification adjustments from accumulated other comprehensive income into net income	(1.3)	(1.3)	(0.2)
Decrease (increase) in:
Receivables	(1.2)	3.8	(9.7)
Other current assets	(4.7)	(0.5)	(0.1)
Increase (decrease) in:
Accounts payable	1.1	1.0	(2.1)
Taxes accrued	(8.2)	8.1	4.9
Interest accrued	—	(0.7)	6.7
Accrued liabilities	—	(0.9)	5.8
Fuel tracker liabilities	—	(2.3)	3.0
Other current liabilities	1.0	3.2	2.9
Other, assets	(3.0)	2.8	0.4
Other, liabilities	(0.2)	(5.3)	(0.1)

Net cash provided by operating activities	107.7	107.1	111.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71.2)	(21.7)	(62.2)

Net cash used in investing activities	(71.2)	(21.7)	(62.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from members	76.4	—	—
Distributions to members	(68.6)	(83.0)	(742.0)
Proceeds from the settlement of hedge instruments	—	—	17.0
Proceeds from the issuance of long-term debt	—	—	892.1
Payments for the redemption of long-term debt	—	—	(217.7)
Payments for debt issuance costs	—	(0.3)	(8.4)

Net cash provided by (used in) financing activities	7.8	(83.3)	(59.0)

Net increase (decrease) in cash and cash equivalents	44.3	2.1	(9.3)
Cash and cash equivalents at beginning of year	29.4	27.3	36.6

Cash and cash equivalents at end of year	$73.7	$29.4	$27.3

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$49.0	$49.4	$15.8
Significant non-cash transaction:
Contribution in aid of construction	—	—	16.7

See Notes to Financial Statements

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

		Spectra	The
		Energy	Williams
	Spectra	Partners,	Companies,
	Energy Corp	LP	Inc.	Total
	(In millions)

Balance December 31, 2004	$727.7	$—	$727.7	$1,455.4

Net income	33.9	—	33.9	67.8
Other comprehensive income
Net unrealized gain on cash flow hedges	8.5	—	8.5	17.0
Reclassification of cash flow hedges into earnings	(0.1)	—	(0.1)	(0.2)

Total comprehensive income				84.6

Distributions to members	(371.0)	—	(371.0)	(742.0)
Attributed deferred tax benefit	0.2	—	0.1	0.3

Balance December 31, 2005	399.2	—	399.1	798.3

Net income	34.2	—	34.2	68.4
Other comprehensive income
Reclassification of cash flow hedges into earnings	(0.7)	—	(0.6)	(1.3)

Total comprehensive income (as restated, see Note 2)				67.1

Distributions to members	(41.5)	—	(41.5)	(83.0)
Attributed deferred tax expense	(0.2)	—	(0.1)	(0.3)

Balance December 31, 2006	391.0	—	391.1	782.1

Net income attributable to the period January 1, 2007 through July 2, 2007	17.3	—	17.2	34.5
Net income attributable to the period July 3, 2007 through December 31, 2007	15.5	14.9	30.5	60.9
Other comprehensive income
Reclassification of cash flow hedges into earnings attributable to the period January 1, 2007 through July 2, 2007	(0.3)	—	(0.3)	(0.6)
Reclassification of cash flow hedges into earnings attributable to the period July 3, 2007 through December 31, 2007	(0.2)	(0.2)	(0.3)	(0.7)

Total comprehensive income				94.1

Ownership change	(197.1)	197.1	—	—
Capital contributions from members	20.3	17.9	38.2	76.4
Distributions to members	(21.2)	(13.1)	(34.3)	(68.6)
Attributed deferred tax benefit	0.2	0.1	0.2	0.5

Balance December 31, 2007	$225.5	$216.7	$442.3	$884.5

See Notes to Financial Statements

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of Operations.  Gulfstream Natural Gas System, L.L.C. (Gulfstream) owns an approximate 700-mile interstate natural gas pipeline system and is owned 25.5% by a subsidiary of Spectra Energy Corp (Spectra Energy), 24.5% by Spectra Energy Partners, LP (Spectra Energy Partners) and 50% by a subsidiary of The Williams Companies, Inc. (Williams). Gulfstream is operated under joint management by Spectra Energy, which provides the business functions, and Williams, which provides the technical functions. Gulfstream transports natural gas from Mississippi and Alabama, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream’s interstate natural gas transmission operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Gulfstream was formed on May 17, 1999 as a Delaware limited liability company.

On July 2, 2007, immediately prior to the closing of Spectra Energy Partners’ initial public offering (IPO), Spectra Energy contributed to Spectra Energy Partners a 24.5% interest in Gulfstream. Spectra Energy indirectly owned 100% of Spectra Energy Partners prior to the closing of the IPO.

Basis of Presentation.  The financial statements reflect the results of operations, financial position and cash flows of Gulfstream. The financial statements do not include any of the assets, liabilities, revenues or expenses of the members.

Use of Estimates.  To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Financial Statements and Notes to Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Cash and Cash Equivalents.  Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Cash Flow Hedges.  In 2005, Gulfstream entered into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). For all hedge contracts, Gulfstream provides documentation of the hedge in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and assesses whether the hedge contract is highly effective in offsetting changes in cash flows. Gulfstream documents hedging activity by transaction type (i.e. swaps) and risk management strategy (i.e. interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in Statements of Members’ Equity and Comprehensive Income as Accumulated Other Comprehensive Income (AOCI) until earnings are affected by the hedged transaction. Gulfstream discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Statements of Cash Flows. In addition, all components of each derivative gain or loss are included in the assessment of hedge effectiveness.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on internally developed valuation techniques or models. For derivatives recognized under the MTM Model, valuation adjustments are also recognized in the Statements of Operations.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

Property, Plant and Equipment.  Property, plant and equipment are stated at historical cost less accumulated depreciation. Gulfstream capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 1.8% for both 2007 and 2006, and 1.9% for 2005. See also “Allowance for Funds Used During Construction (AFUDC)” discussed below.

When Gulfstream retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the FERC.

Unamortized Debt Expense.  Debt expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

Cost-Based Regulation.  Gulfstream accounts for its operations under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Gulfstream records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets are primarily classified in the Balance Sheets as Regulatory Assets and Deferred Debits. Gulfstream had no regulatory liabilities as of December 31, 2007 and 2006. Gulfstream periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, Gulfstream may have to reduce certain of its asset balances to reflect a market basis less than cost and write-off the associated regulatory assets. See Note 4 for further discussion.

Revenue Recognition.  Revenues from the transportation of natural gas are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

Significant Customers.  Customers accounting for 10% or more of revenues during 2007, 2006 or 2005 are as follows:

	% of Revenues
Customer	2007	2006	2005

Florida Power & Light Company	50%	51%	41%
Florida Power Corporation	22	22	23
TECO Energy and subsidiaries	10	10	13

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

Allowance for Funds Used During Construction (AFUDC).  AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item.

AFUDC is capitalized as a component of Property, Plant and Equipment, with offsetting credits to the Statements of Operations. After construction is completed, Gulfstream is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Statements of Operations was $2.7 million in 2007 (an equity component of $1.7 million and an interest expense component of $1.0 million), $0.4 million in 2006 (an equity component of $0.3 million and an interest expense component of $0.1 million) and $2.6 million in 2005 (an equity component of $1.1 million and an interest expense component of $1.5 million).

Preliminary Project Costs.  Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are initially included in operating expenses. If and when it is determined that recovery of such costs through regulated revenues of the completed project is probable, the inception-to-date costs of the project are recognized as Property, Plant and Equipment in accordance with the provisions of SFAS No. 71 and operating expenses are reduced.

Income Taxes.  Gulfstream is not subject to income tax, but rather the taxable income or loss of Gulfstream is reported on the respective income tax returns of its members. Accordingly, there is no federal tax provision in these financial statements. Since Gulfstream is not responsible for the attributed income taxes, amounts related to the gross-up of AFUDC equity are carried in the individual capital accounts of the members. The deferred income tax effect of the AFUDC equity gross up of $22.9 million at December 31, 2007 and $22.5 million at December 31, 2006 is classified in the Balance Sheets as Regulatory Assets and Deferred Debits.

New Accounting Pronouncements — 2007.  The following new accounting pronouncement was adopted during 2007 and the effect of such adoption, if applicable, has been presented in the accompanying Financial Statements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” In September 2006, the FASB issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Gulfstream as of January 1, 2007 and was applied retrospectively for all periods presented. The adoption of FSP No. AUG AIR-1 did not have an effect on Gulfstream’s results of operations, financial position or cash flows.

New Accounting Pronouncements — Pending.  The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Gulfstream’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Gulfstream, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect Gulfstream’s results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Gulfstream, SFAS No. 159 is effective as of January 1, 2008. Gulfstream has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

2.	Restatement of 2006 Statement of Comprehensive Income

Subsequent to the issuance of the 2006 financial statements, Gulfstream’s management determined that the Statement of Comprehensive Income for the year ended December 31, 2006 contained a reporting error, resulting in the misstatement of 2006 Net Unrealized Gain on Cash Flow Hedges, 2006 Total Other Comprehensive Income and 2006 Total Comprehensive Income amounts. The 2006 Statement of Members’ Equity and Comprehensive Income presented in this report has been revised to report the correct amounts. The error had no effect on the Statements of Operations, Balance Sheets or Statements of Cash Flows. Below is a summary of the effect of the restatement:

	Year Ended
	December 31, 2006
	As reported	As restated
	(In millions)

Net Income	$68.4	$68.4

Other Comprehensive Income
Net unrealized gain on cash flow hedges	16.8	—
Reclassification adjustment into earnings	(1.3)	(1.3)

Total other comprehensive income	15.5	(1.3)

Total Comprehensive Income	$83.9	$67.1

3.	Transactions with Affiliates

Gulfstream Management & Operating Services, L.L.C. (GMOS), owned 50% by an affiliate of Spectra Energy and 50% by an affiliate of Williams, provides management, construction and operating services pursuant to agreements entered into with Gulfstream and with affiliates of Spectra Energy and Williams. GMOS bills Gulfstream for services rendered including labor and benefit costs, employee expenses, overhead costs and in some cases, third-party costs. Such amounts are reflected in the Statements of Operations as Operating, Maintenance and Other-Affiliates or in the Balance Sheets as Property, Plant and Equipment, as appropriate.

In 2005, a $9.6 million construction fee was paid to GMOS related to the successful completion of the Phase II pipeline construction.

Transactions with affiliates are summarized in the tables below:

Statements of Operations

	2007	2006	2005
	(In millions)

Operating, maintenance and other expenses	$9.2	$8.0	$7.8

Balance Sheets

	December 31,
	2007	2006
	(In millions)

Property, plant and equipment(a)	$5.2	$3.0
Accounts payable	1.0	0.9

(a)	Reflects additions to Property, Plant and Equipment billed from an affiliate in the respective year.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

4.	Regulatory Matters

Regulatory Assets.  Gulfstream’s operations are subject to SFAS No. 71. Accordingly, Gulfstream records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund
	2007	2006	Period Ends
	(In millions)

Regulatory Assets(1)
Regulatory asset related to income taxes	$22.9	$22.5	(2)

(1)	Included in Regulatory Assets and Deferred Debits on the Balance Sheets.

(2)	Amortized over the life of the related property, plant and equipment.

All regulatory assets are excluded from rate base unless otherwise noted. There were no regulatory liabilities as of December 31, 2007 and 2006.

Rate Related Information.  In June 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities go in service. The projected filing date would be the fall of 2011.

5.	Property, Plant and Equipment

	Estimated	December 31,
	Useful Life	2007	2006
	(years)	(In millions)

Natural gas transmission	60	$1,645.6	$1,642.9
Land	—	18.0	18.0
Construction in process	—	81.2	12.2
Other	5-20	41.5	46.0

Total property, plant and equipment		1,786.3	1,719.1
Total accumulated depreciation		(147.8)	(123.9)

Total net property, plant and equipment		$1,638.5	$1,595.2

6.	Debt

Summary of Debt and Related Terms

		December 31,
	Year Due	2007	2006
		(In millions)

Unsecured note payable, 5.56%	2015	$500.0	$500.0
Unsecured note payable, 6.19%	2025	350.0	350.0
Unamortized debt discount		(0.4)	(0.4)

Total long-term debt		$849.6	$849.6

7.	Hedging Activities, Financial Instruments and Credit Risk

Interest Rate Cash Flow Hedges.  Gulfstream was exposed to the impact of market fluctuations in interest rates. To protect from increasing interest rates and the resulting higher cost of the debt that was issued in 2005,

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

Gulfstream locked in existing interest rates by using financial derivatives (swaps) for hedge strategies. The total amount of the debt issued was $850.0 million of which $500.0 million was hedged. As of September 30, 2005, Gulfstream entered into interest rate swaps totaling $500.0 million, all of which were terminated on October 12, 2005, prior to the issuance of the related debt. These derivatives were initially recorded on the Balance Sheets at their fair value as AOCI. Changes in the fair value of these cash flow hedges, to the extent effective, are included in the Statements of Members’ Equity and Comprehensive Income as AOCI until earnings are affected by the hedged transaction. Deferred gains of $14.2 million in AOCI as of December 31, 2007 will continue to be amortized to interest expense over the term of the debt issued (November 2015.)

Financial Instruments.  The fair value of outstanding financial instruments is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006 are not necessarily indicative of the amounts Gulfstream could have realized in current markets.

Financial Instruments

	December 31,
	2007		2006
		Approximate		Approximate
	Book Value	Fair Value	Book Value	Fair Value
	(In millions)

Long-term debt	$849.6	$847.9	$849.6	$852.5

The fair value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments.

Credit Risk.  Gulfstream’s principal customers for natural gas transportation are utilities located throughout the state of Florida. Gulfstream has concentrations of receivables from utilities throughout Florida. These concentrations of customers may affect Gulfstream’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Gulfstream analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Gulfstream also obtains parental guarantees, cash or letters of credit from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

8.	Commitments and Contingencies

General Insurance.  Gulfstream carries, either independently or through its owners, insurance consistent with companies engaged in similar commercial operations with similar type properties. Gulfstream’s insurance includes: (1) liability insurance covering its liabilities arising from bodily injury or property damage to third parties resulting from Gulfstream’s operations including liabilities arising from the use of owned, non-owned and hired vehicles and (2) property insurance on an all-risk basis covering loss or damage to real and personal property owned or leased by Gulfstream. Gulfstream also carries onshore business interruption insurance. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

The cost of Gulfstream’s general insurance will continue to fluctuate reflecting changing conditions of the insurance markets.

Environmental.  Gulfstream is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposals and other environmental matters. Management believes there are no matters outstanding that, when resolved, will have a material adverse effect on Gulfstream’s results of operations, financial position or cash flows.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements — (Continued)

Litigation.  Gulfstream is involved in legal, tax and regulatory proceedings in various forums, including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which may involve substantial monetary amounts. Gulfstream has insurance coverage for certain of these losses should they be incurred. Management believes that the final disposition of these proceedings will not have a material adverse effect on Gulfstream’s results of operations, financial position or cash flows.

9.	Subsequent Event

A distribution to members of $33.3 million was declared and paid on January 16, 2008.

CONSOLIDATED FINANCIAL STATEMENTS OF
MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Partners of Market Hub Partners Holding
Houston, Texas

We have audited the accompanying consolidated balance sheets of Market Hub Partners Holding (formerly Market Hub Partners Holding, LLC) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital / member’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Market Hub Partners Holding and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the consolidated statements of operations and cash flows have been restated.

/s/  Deloitte & Touche LLP

Houston, Texas
March 19, 2008

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		2006	2005
		(as restated,	(as restated,
	2007	see Note 2)	see Note 2)
	(In millions)

Operating Revenues
Salt cavern storage	$71.0	$66.7	$57.5
Salt cavern storage — affiliates	3.6	1.9	1.9
Hub services and other	9.9	3.9	8.7
Hub services and other — affiliates	6.8	6.3	9.9

Total operating revenues	91.3	78.8	78.0

Operating Expenses
Operating, maintenance and other	18.8	14.2	3.7
Operating, maintenance and other — affiliates	2.5	12.1	5.8
Depreciation and amortization	9.1	7.8	6.9
Property and other taxes	2.3	4.0	3.4

Total operating expenses	32.7	38.1	19.8

Gains on Sales of Other Assets	7.0	10.6	1.2

Operating Income	65.6	51.3	59.4
Interest Income — Affiliates	2.3	—	—
Interest Expense — Affiliates	3.6	2.6	—

Earnings Before Income Taxes	64.3	48.7	59.4
Income Tax Expense	0.1	—	—

Net Income	$64.2	$48.7	$59.4

See Notes to Consolidated Financial Statements

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions)

ASSETS
Current Assets
Cash and cash equivalents	$21.7	$—
Receivables	7.5	12.1
Natural gas imbalance receivables	13.7	5.9
Natural gas imbalance receivables — affiliates	14.5	39.3
Notes receivable — affiliates	100.0	—
Inventory	0.4	0.9

Total current assets	157.8	58.2

Other Assets
Advances receivable — affiliates	—	94.2
Goodwill	200.5	200.5
Other assets	0.1	0.1

Total other assets	200.6	294.8

Property, Plant and Equipment
Cost	408.4	370.7
Less accumulated depreciation and amortization	69.9	62.5

Net property, plant and equipment	338.5	308.2

Total Assets	$696.9	$661.2

LIABILITIES AND PARTNERS’ CAPITAL / MEMBER’S EQUITY
Current Liabilities
Accounts payable	$4.1	$6.0
Accounts payable — affiliates	1.3	—
Taxes accrued	1.8	1.3
Interest accrued — affiliates	6.0	2.6
Natural gas imbalance payables	29.2	43.8
Natural gas imbalance payables — affiliates	—	2.5
Collateral liabilities	2.2	3.6
Collateral liabilities — affiliates	80.0	55.0
Other	3.1	5.5

Total current liabilities	127.7	120.3

Deferred Credits and Other Liabilities
Advances payable — affiliates	1.1	—
Collateral liabilities — affiliates	—	25.0

Total deferred credits and other liabilities	1.1	25.0

Commitments and Contingencies

Partners’ Capital / Member’s Equity
Partners’ capital	568.1	—
Member’s equity	—	515.9

Total partners’ capital / member’s equity	568.1	515.9

Total Liabilities and Partners’ Capital / Member’s Equity	$696.9	$661.2

See Notes to Consolidated Financial Statements

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		2006	2005
		(as restated,	(as restated,
	2007	see Note 2)	see Note 2)
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64.2	$48.7	$59.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.1	7.8	6.9
Gains on sales of other assets	(7.0)	(10.6)	(1.2)
Decrease (increase) in:
Receivables	2.9	5.9	10.1
Inventory	0.5	6.1	(3.1)
Other, assets	4.5	6.2	(1.1)
Increase (decrease) in:
Accounts payable	5.1	5.3	(0.9)
Accounts payable — affiliates	1.3	(0.5)	0.5
Taxes accrued	(2.2)	0.4	(0.5)
Collateral liabilities — current	(1.4)	1.3	0.5
Collateral liabilities — affiliates — current	—	55.0	—
Other current liabilities	1.0	2.6	(14.5)
Collateral liabilities — affiliates — noncurrent	—	25.0	—

Net cash provided by operating activities	78.0	153.2	56.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49.7)	(54.1)	(38.0)
Net decrease (increase) in advances receivable — affiliates	75.5	(94.2)	—
Net increase (decrease) in advances payable — affiliates	1.1	(20.5)	(24.3)
Net increase in notes receivable — affiliates	(100.0)	—	—
Net proceeds from insurance claim — affiliates	9.2	15.6	6.2

Net cash used in investing activities	(63.9)	(153.2)	(56.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(11.7)	—	—
Capital contributions from partners	19.3	—	—

Net cash provided by financing activities	7.6	—	—

Net increase in cash and cash equivalents	21.7	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$21.7	$—	$—

Supplemental Disclosures
Significant non-cash transactions:
Transfers of assets to parent	$19.6	$—	$—
Property, plant and equipment accruals	1.0	4.9	1.8
Intercompany property, plant and equipment transfers	4.7	—	—
Interaccount property, plant and equipment transfers/reclasses	—	—	2.0

See Notes to Consolidated Financial Statements

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL / MEMBER’S EQUITY

		Spectra
	Spectra	Energy
	Energy Corp	Partners, LP	Total
	(In millions)

Balance December 31, 2004	$407.8	$—	$407.8
Net income	59.4	—	59.4

Balance December 31, 2005	467.2	—	467.2
Net income	48.7	—	48.7

Balance December 31, 2006	515.9	—	515.9
Net income attributable to the period January 1, 2007 through July 2, 2007	29.1	—	29.1
Transfers of assets to parent	(19.6)	—	(19.6)
Ownership change	(262.7)	262.7	—
Net income attributable to the period July 3, 2007 through December 31, 2007	17.5	17.6	35.1
Capital contributions from partners	9.6	9.7	19.3
Distributions to partners	(5.8)	(5.9)	(11.7)

Balance December 31, 2007	$284.0	$284.1	$568.1

See Notes to Consolidated Financial Statements

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements

1.	Summary of Operations and Significant Accounting Policies

Nature of Operations.  Market Hub Partners Holding (Market Hub), formerly Market Hub Partners Holding, LLC, owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. These facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. Market Hub’s Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff is regulated by the Texas Railroad Commission as an intrastate storage company. Moss Bluff, as a Hinshaw pipeline, must also comply with certain requirements under FERC regulations.

Until July 2, 2007, Market Hub was a Delaware limited liability company that was wholly owned by Spectra Energy Corp (Spectra Energy). On July 2, 2007, immediately prior to the closing of Spectra Energy Partners, LP (Spectra Energy Partners) initial public offering (IPO), Market Hub was converted to a Delaware general partnership and Spectra Energy contributed 50% of its 100% ownership of Market Hub to Spectra Energy Partners.

Basis of Presentation.  The financial statements reflect the consolidated results of operations, financial position and cash flows of Market Hub and its subsidiaries. The financial statements do not include any of the assets, liabilities, revenues or expenses of the partners.

Use of Estimates.  To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Cash and Cash Equivalents.  Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Natural Gas Imbalances.  The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in these balances do not have an effect on Market Hub’s Consolidated Statements of Cash Flows. Natural gas volumes owed to or by Market Hub are valued at natural gas market index prices as of the balance sheet dates.

Goodwill.  Market Hub evaluates goodwill for potential impairment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is subject to an annual test for impairment. Market Hub has designated August 31 as the date it performs the annual review for goodwill impairment.

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the implied fair value of Market Hub with its carrying amount. If the carrying amount of Market Hub exceeds its fair value, the second step of the process involves a comparison of the fair value and the carrying value of the goodwill of Market Hub. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of Market Hub is below its carrying amount.

Market Hub completed its annual goodwill impairment test as of August 31, 2007 and no impairments were identified. Market Hub primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Market Hub incorporates expected long-term growth rates, regulatory stability and the ability to renew contracts, as well as other factors that affect revenue, expense and capital expenditure projections. Market Hub did not record any impairment of its goodwill in 2007, 2006 or 2005, and there have been no additions, amortization or other changes in the carrying amount of goodwill during those years.

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment.  Property, plant and equipment are stated at historical cost less accumulated depreciation. Market Hub capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 2.9% for 2007 and 3.0% for both 2006 and 2005.

When Market Hub retires or sells operating units, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded as earnings, unless otherwise required by the applicable regulatory body.

Revenue Recognition.  Revenues from the storage of natural gas and related hub services are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary storage and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

Significant Customers.  Customers accounting for 10% or more of consolidated revenues during 2007, 2006 or 2005 are as follows:

	% of Consolidated Revenues
Customer	2007		2006		2005

Northern Indiana Public Service Company	(a	)	11%		11%
Spectra Energy	11%		(a	)	(a	)

(a)	Percentage below 10%

Income Taxes.  Market Hub is not subject to federal income tax, but rather the taxable income or loss of Market Hub is reported on the respective income tax returns of the partners. Accordingly, there is no income tax provision recorded for Market Hub except Texas margins tax.

New Accounting Pronouncements — 2007.  The following new accounting pronouncement was adopted during 2007 and the effect of such adoption, if applicable, has been presented in the accompanying Financial Statements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” In September 2006, the FASB issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Market Hub as of January 1, 2007 and was applied retrospectively for all periods presented. The adoption of FSP No. AUG AIR-1 did not have an effect on Market Hub’s consolidated results of operations, financial position or cash flows.

New Accounting Pronouncements — Pending.  The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2007.

SFAS No. 157, “Fair Value Measurements.”  In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements — (Continued)

value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Market Hub’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Market Hub, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect Market Hub’s consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Market Hub, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Market Hub has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

2.	Restatements

Consolidated Statements of Operations.  The components of Operating Revenues for 2006 and 2005 presented on the Consolidated Statements of Operations have been restated to properly reflect revenues from affiliates and revenues from third parties. This restatement had no effect on Total Operating Revenues as previously reported. Below is a summary of the impacts of the restatements on the Consolidated Statements of Operations:

	2006		2005
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In millions)

Operating Revenues
Salt cavern storage	$75.6	$66.7	$64.7	$57.5
Salt cavern storage — affiliates	0.3	1.9	3.6	1.9
Other	2.9	—	9.7	—
Hub services and other	—	3.9	—	8.7
Hub services and other — affiliates	—	6.3	—	9.9

Total operating revenues	$78.8	$78.8	$78.0	$78.0

Consolidated Statements of Cash Flows.  Cash Flows From Operating Activities and Cash Flows From Investing Activities presented on the Consolidated Statements of Cash Flows for 2006 and 2005 have been restated to properly classify proceeds from property insurance claims related to a 2004 cavern well-head fire at Moss Bluff. Below is a summary of the impacts of the restatements on the Consolidated Statements of Cash Flows:

	2006		2005
	Previously		Previously
	Reported	Restated	Reported	Restated
	(In millions)

Cash Flows From Operating Activities
Decrease (increase) in receivables	$5.9	$5.9	$16.3	$10.1
Decrease (increase) in other, assets	21.6	6.2	(1.1)	(1.1)
Net cash provided by operating activities	168.8	153.2	62.3	56.1
Cash Flows From Investing Activities
Net proceeds from insurance claim — affiliates	—	15.6	—	6.2
Net cash used in investing activities	(168.8)	(153.2)	(62.3)	(56.1)

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements — (Continued)

3.	Transactions with Affiliates

In the normal course of business, Market Hub provides storage and other services to Spectra Energy and its affiliates.

Operating, maintenance and other expenses include reimbursement of costs incurred by affiliates on behalf of Market Hub and allocations from Spectra Energy affiliates for various services and other costs. Affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on Market Hub’s percentage of assets, employees, earnings or other measures as compared to other affiliates.

Advances receivable from or payable to affiliates do not bear interest. Advances are carried as unsecured, open accounts and are not segregated between current and non-current amounts. Increases and decreases in advances generally result from the movement of funds to provide for operations and capital expenditures of Market Hub.

During 2007, 2006 and 2005, Market Hub recorded $7.1 million, $10.6 million and $1.2 million, respectively, of Gains on Sales of Other Assets within the Consolidated Statements of Operations, primarily reflecting property insurance proceeds received from affiliates associated with a 2004 cavern well-head fire at Moss Bluff. In addition, Market Hub received $1.9 million in 2006 and $8.2 million in 2005 of business interruption insurance proceeds related to the cavern well-head fire. These proceeds were recorded as Operating Revenues — Hub Services and Other — Affiliates in the Consolidated Statements of Operations. Market Hub also received insurance proceeds from affiliates of $14.1 million in 2006 and $18.3 million in 2005, included in Net Cash Provided by Operating Activities in the Consolidated Statements of Cash Flows, related to reimbursements of customer and working gas and additional operating expenses incurred as a result of the fire.

During 2006, in accordance with Market Hub’s credit policies, Market Hub received an $80.0 million security deposit from an affiliate for a gas loan contract with that affiliate. Market Hub is required to pay a market rate of interest on the security deposit. The gas loan contract terminates in April 2008. The security deposit was $80.0 million at December 31, 2007 and is classified in the Consolidated Balance Sheets as Current Liabilities, and $80.0 million at December 31, 2006, with $55.0 million classified as Current Liabilities and $25.0 million classified as Deferred Credits and Other Liabilities.

Effective as of August 15, 2007, Market Hub received payment of advances receivable of $80.0 million and entered into five-year promissory notes with Spectra Energy Partners and Spectra Energy Capital, LLC, (Spectra Capital), a wholly owned subsidiary of Spectra Energy, to loan them up to $50.0 million each. The notes mature on August 15, 2012, however, any borrowings under the agreement are payable on demand and therefore have been classified within Current Assets in the Consolidated Balance Sheet. The promissory notes bear interest based on the London InterBank Offering Rate (LIBOR). As of December 31, 2007, Spectra Energy Partners and Spectra Capital each had $50.0 million of borrowings outstanding under the notes.

In 2007, Market Hub received capital contributions of $19.3 million from its partners and made distributions of $11.7 million.

In accordance with the partnership formation agreements, Market Hub transferred certain balances to Spectra Energy on July 2, 2007. These balances were primarily comprised of accounts receivable and advances from Spectra Energy totaling $19.6 million. These assets are classified in the Consolidated Statements of Partners’ Capital/Member’s Equity as Transfers of Assets to Parent. This transaction is classified as non-cash for purposes of the Consolidated Statements of Cash Flows.

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements — (Continued)

4.	Property, Plant and Equipment

	Estimated
	Useful	December 31,
	Life	2007	2006
		(In millions)
	(Years)

Salt cavern storage facilities	15-40	$378.6	$312.8
Land	—	12.4	12.4
Construction in process	—	16.5	42.6
Other	5-40	0.9	2.9

Total property, plant and equipment		408.4	370.7
Total accumulated depreciation		(69.9)	(62.5)

Total net property, plant and equipment		$338.5	$308.2

5.	Credit Risk and Financial Instruments

Credit Risk.  Market Hub’s principal customers for high deliverability natural gas storage services and hub services are pipelines, local distribution companies, producers, end-users, power generators and energy marketers in Texas. Market Hub has concentrations of receivables from these industry sectors. These concentrations of customers may affect Market Hub’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Market Hub analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Market Hub also obtains cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments.  The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes receivables are not materially different from their carrying amounts because of the short-term nature of these instruments.

6.	Commitments and Contingencies

General Insurance.  Market Hub is insured through Spectra Energy’s master insurance program for insurance coverage consistent with companies engaged in similar commercial operations with similar type properties. Market Hub’s insurance program includes (1) commercial general and excess liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Market Hub’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Market Hub’s by-laws and (5) property insurance covering the replacement value of real and personal property damage, including damages arising from machinery breakdowns, earthquake and flood damage, and extra expense. All coverage is subject to certain deductibles, terms and conditions common for companies with similar types of operations. The cost of Market Hub’s general insurance coverage will continue to fluctuate reflecting changing conditions of the insurance markets.

Environmental.  Market Hub is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. Management believes there are no matters outstanding that, when resolved, will have a material adverse effect on Market Hub’s consolidated results of operations, financial position or cash flows.

MARKET HUB PARTNERS HOLDING
(formerly Market Hub Partners Holding, LLC)

Notes to Consolidated Financial Statements — (Continued)

Litigation.  Market Hub is involved in legal, tax and regulatory proceedings in various forums including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which may involve substantial monetary amounts. Market Hub has insurance coverage for certain of these losses should they be incurred. Management believes that the final disposition of these proceedings will not have a material adverse effect on Market Hub’s consolidated results of operations, financial position or cash flows.

7.	Subsequent Event

A distribution to partners of $24.8 million was declared and paid on January 15, 2008.

Exhibit Index

Exhibit No.		Exhibit Description

3.1		First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
3.2		First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
3.3		First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
10.1		Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
10.2		Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
+10	.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
10.4		General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
10.5		First Amendment to Credit Agreement, dated as of September 30, 2007, by and among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated October 11, 2007).
10.6		Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).
10.7		Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).
*21	.1	Subsidiaries of the Registrant.
*24	.1	Power of Attorney.
*31	.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.