Form 10-Q
period 2008-03-31
Spectra Energy Partners, LP
filed 2008-05-14
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission file number 001-33556

SPECTRA ENERGY PARTNERS, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation)	41-2232463 (IRS Employer Identification No.)
5400 Westheimer Court
Houston, Texas 77056
(Address of principal executive offices, including zip code)
713-627-5400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 48,847,886 Common Units, 21,638,730 Subordinated Units and 1,438,291 General Partner Units outstanding as of May 8, 2008.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2008

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months
	Ended March 31,
	2008	2007
Operating Revenues
Transportation of natural gas	$26.7	$24.9
Storage of liquefied natural gas and other	1.3	1.5

Total operating revenues	28.0	26.4

Operating Expenses
Operating, maintenance and other	8.0	6.9
Depreciation and amortization	5.9	4.9
Property and other taxes	0.5	(0.1)

Total operating expenses	14.4	11.7

Operating Income	13.6	14.7

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	12.6	11.4
Other income and expenses, net	0.1	—

Total other income and expenses	12.7	11.4

Interest Income	1.5	—
Interest Expense	5.0	2.2

Earnings Before Income Taxes	22.8	23.9
Income Tax Expense	0.3	4.7

Net Income	$22.5	$19.2

Calculation of Limited Partners’ Interest in Net Income:
Net income	$22.5	n/a	(a)
Less general partner’s interest in net income	0.4	n/a

Limited partners’ interest in net income	$22.1	n/a

Basic and diluted net income per limited partner unit	$0.33	n/a
Weighted average limited partners units outstanding — basic and diluted	66.2	n/a

(a)	Not applicable
See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$25.5	$14.9
Receivables, net	16.7	16.5
Other	1.9	5.0

Total current assets	44.1	36.4

Investments and Other Assets
Investments in unconsolidated affiliates	498.9	495.1
Goodwill	118.3	118.3
Other investments	135.5	154.8

Total investments and other assets	752.7	768.2

Property, Plant and Equipment
Cost	827.1	821.4
Less accumulated depreciation and amortization	134.6	128.8

Net property, plant and equipment	692.5	692.6

Regulatory Assets and Deferred Debits	10.4	10.4

Total Assets	$1,499.7	$1,507.6

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31,	December 31,
	2008	2007
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$5.4	$7.0
Taxes accrued	1.6	2.9
Interest accrued	3.2	1.6
Natural gas imbalance payables	7.7	4.0
Note payable — affiliates	50.0	50.0
Other	2.8	5.8

Total current liabilities	70.7	71.3

Long-term Debt	392.0	400.0

Deferred Credits and Other Liabilities
Deferred income taxes	8.5	8.4
Other	2.5	2.6

Total deferred credits and other liabilities	11.0	11.0

Commitments and Contingencies

Partners’ Capital
Common units (44.6 million units issued and outstanding at March 31, 2008 and December 31, 2007)	699.9	699.3
Subordinated units (21.6 million units issued and outstanding at March 31, 2008 and December 31, 2007)	303.7	303.5
General partner units (1.4 million units issued and outstanding at March 31, 2008 and December 31, 2007)	19.0	19.0
Accumulated other comprehensive income	3.4	3.5

Total partners’ capital	1,026.0	1,025.3

Total Liabilities and Partners’ Capital	$1,499.7	$1,507.6

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22.5	$19.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.9	4.9
Deferred income taxes	0.1	1.3
Equity in earnings of unconsolidated affiliates	(12.6)	(11.4)
Distributions received from unconsolidated affiliates	20.6	4.0
Other	0.6	4.5

Net cash provided by operating activities	37.1	22.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.2)	(1.9)
Investment expenditures	(12.1)	—
Purchases of available-for-sale securities	(401.6)	—
Proceeds from sales and maturities of available-for-sale securities	421.1	—

Net cash provided by (used in) investing activities	3.2	(1.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	310.0	—
Payments for the redemption of long-term debt	(318.0)	—
Distributions to partners	(21.7)	—
Dividends to parent	—	(12.5)
Transfers to parent, net	—	(8.1)

Net cash used in financing activities	(29.7)	(20.6)

Net increase in cash and cash equivalents	10.6	—
Cash and cash equivalents at beginning of period	14.9	—

Cash and cash equivalents at end of period	$25.5	$—

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/PARENT NET EQUITY
(Unaudited)
(In millions)

					Accumulated
		Partners’ Capital			Other
	Parent Net	Limited Partners		General	Comprehensive
	Investment	Common	Subordinated	Partner	Income	Total

December 31, 2007	$—	$699.3	$303.5	$19.0	$3.5	$1,025.3
Net income	—	14.9	7.2	0.4	—	22.5
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.1)	(0.1)
Distributions to partners	—	(14.3)	(7.0)	(0.4)	—	(21.7)

March 31, 2008	$—	$699.9	$303.7	$19.0	$3.4	$1,026.0

December 31, 2006	$985.3	$—	$—	$—	$3.8	$989.1
Net income	19.2	—	—	—	—	19.2
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.1)	(0.1)
Dividends to parent	(12.5)	—	—	—	—	(12.5)
Transfers to parent	(8.0)	—	—	—	—	(8.0)

March 31, 2007	$984.0	$—	$—	$—	$3.7	$987.7

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
Notes to Condensed Consolidated Financial Statements
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
     Initial Public Offering. On July 2, 2007, immediately prior to the closing of Spectra Energy Partners’ initial public offering (IPO), Spectra Energy Corp (Spectra Energy) contributed to Spectra Energy Partners, LP 100% of the ownership of East Tennessee Natural Gas LLC (East Tennessee) less certain working capital balances retained as per the partnership agreements, 50% of the ownership of Market Hub Partners Holding (Market Hub) and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream).
     On July 2, 2007, Spectra Energy Partners completed its IPO. Spectra Energy Partners issued 11.5 million common units to the public, representing 17% of its outstanding equity. Spectra Energy retained an 83% equity interest in Spectra Energy Partners, including common units, subordinated units and a 2% general partner interest. Spectra Energy also holds incentive distribution rights.
     Basis of Presentation. For periods prior to the closing of the IPO, the combined financial statements were prepared from the separate records maintained by Spectra Energy for the entities that were contributed to Spectra Energy Partners by Spectra Energy, and are based on Spectra Energy’s historical ownership percentages of the operations that were contributed. The combined financial results of these entities are treated as the historical results of Spectra Energy Partners for financial statement reporting purposes. Both the combined financial statements of East Tennessee, Market Hub and Gulfstream, as well as the consolidated financial statements of Spectra Energy Partners for the periods post-IPO, are hereafter referred to as the Condensed Consolidated Financial Statements. The historical data for periods prior to the closing of the IPO may not necessarily be indicative of the actual results of operations had those contributed entities been operated separately during those periods. Because a direct ownership relationship did not exist among the entities comprising Spectra Energy Partners prior to July 2, 2007, the net investment in Spectra Energy Partners is shown as Parent Net Investment in the Condensed Consolidated Statements of Partners’ Capital/Parent Net Equity at December 31, 2006.
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
     These interim financial statements should be read in conjunction with the consolidated financial statements included in Spectra Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Spectra Energy Partners’ results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
     Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.
2. Income Taxes
     Income taxes with respect to Spectra Energy Partners’ East Tennessee operations were calculated by Spectra Energy Partners in 2007 on the basis of its separate company income and deductions related to East Tennessee in accordance with established practices of Spectra Energy. Effective July 2, 2007, as a result of Spectra Energy Partners’ master limited partnership (MLP) structure, Spectra Energy Partners is no longer subject to federal income taxes, but is still subject to Tennessee state income tax.
     Market Hub and Gulfstream are not subject to federal income tax, but rather the taxable income or loss of these entities is reported on the income tax returns of the respective members. Market Hub is subject to Texas income (margin) taxes under a tax sharing agreement with Spectra Energy.

3. Business Segments
     Spectra Energy Partners’ operations are organized into one business segment: East Tennessee. Spectra Energy Partners’ business segment is considered the sole reportable segment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     East Tennessee provides interstate transportation of natural gas and the storage and redelivery of liquefied natural gas (LNG) for customers in the southeastern United States. These operations are primarily subject to the Federal Energy Regulatory Commission (FERC) and the Department of Transportation’s (DOT) rules and regulations.
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
     Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in Southeast Texas and South Central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of DOT. Moss Bluff is also subject to the rules and regulations of the Texas Railroad Commission. Egan is also subject to the rules and regulations of FERC.
     Management evaluates segment performance primarily based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes.
Business Segment Data

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Operating revenues
East Tennessee	$28.0	$26.4
Other	—	—

Total operating revenues	$28.0	$26.4

Segment EBIT
East Tennessee	$15.5	$14.7
Other	10.8	11.4

Total EBIT	26.3	26.1
Interest income	1.5	—
Interest expense	5.0	2.2

Earnings before income taxes	$22.8	$23.9

4. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months
	Ended March 31,
	2008	2007
	(in millions)

Net income	$22.5	$19.2
Reclassification of cash flow hedges into earnings	(0.1)	(0.1)

Total comprehensive income	$22.4	$19.1

5. Net Income Per Limited Partner Unit and Cash Distributions
     Spectra Energy Partners calculates net income per limited partner unit in accordance with Emerging Issues Task Force (EITF) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.
     Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest of 2%. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as phantom unit awards, were exercised, settled or converted into common units.
     The following table presents Spectra Energy Partners’ net income per limited partner unit calculations.

Three Months
Ended March 31, 2008
(in millions, except
per-unit amounts)

Net income	$22.5
Less general partner’s interest in net income	0.4

Limited partners’ interest in net income	$22.1

Net income allocable to common units	$14.9
Net income allocable to subordinated units	7.2

Limited partners’ interest in net income	$22.1

Weighted average limited partner units outstanding — basic and diluted
Common units	44.6
Subordinated units	21.6

Total	66.2

Net income per limited partner unit — basic and diluted
Common units	$0.33
Subordinated units	$0.33
     Weighted average limited partner units outstanding, basic and diluted net income per limited partner unit for the three months ended March 31, 2007 are not presented since Spectra Energy Partners was formed on July 2, 2007.
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

     Subordinated Units. All of the subordinated units are held by a wholly owned subsidiary of Spectra Energy. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash each quarter in an amount equal to $0.30 per common unit (the Minimum Quarterly Distribution), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The earliest date at which the subordination period may end is June 30, 2008. It is currently estimated that the subordination period will not end during 2008.
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
6. Investments in Unconsolidated Affiliates
     Spectra Energy Partners’ investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub. Spectra Energy Partners received distributions from Gulfstream of $8.2 million in the three months ended March 31, 2008 and $3.7 million during the same period in 2007. Spectra Energy Partners received distributions from Market Hub of $12.4 million in the three months ended March 31, 2008 and none during the same period in 2007.
Investments in Unconsolidated Affiliates

	March 31,	December 31,
	2008	2007
	(in millions)
Gulfstream	$217.1	$211.3
Market Hub	281.8	283.8

Total	$498.9	$495.1

Equity in Earnings of Unconsolidated Affiliates

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Gulfstream	$4.8	$4.2
Market Hub	7.8	7.2

Total	$12.6	$11.4

Summarized Financial Information of Unconsolidated Affiliates
(Presented at 100%)

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Gulfstream
Operating revenues	$40.8	$38.0
Operating expenses	13.9	9.3
Operating income	26.9	28.7
Net income	18.9	17.1

Market Hub
Operating revenues	$21.9	$20.8
Operating expenses	6.8	5.6
Operating income	15.1	15.2
Net income	15.7	14.4
7. Debt and Credit Facility

		Credit	Outstanding as of March 31, 2008
	Expiration	Facility		Revolving
Credit Facility Summary	Date	Capacity	Term Loan	Loan	Total
(in millions)

Spectra Energy Partners, LP	2012	$500.0	$133.0	$109.0	$242.0
     Spectra Energy Partners’ obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $135.2 million at March 31, 2008 and $154.6 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets — Other investments on the Condensed Consolidated Balance Sheets. The credit facility prohibits Spectra Energy Partners from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting Spectra Energy Partners’ ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of March 31, 2008, Spectra Energy Partners was in compliance with those covenants. The credit facility does not contain material adverse change clauses.
     Long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of March 31, 2008 and December 31, 2007. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of March 31, 2008, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.
     In 2007, Spectra Energy Partners entered into a five-year promissory note with Market Hub to borrow up to $50.0 million. Borrowings outstanding under the note totaled $50.0 million as of March 31, 2008 and December 31, 2007. The note matures on August 15, 2012, however, any borrowings under the agreement are payable on demand to Market Hub, and as such, are classified as a current liability.
8. Fair Value Measurements
     Effective January 1, 2008, Spectra Energy Partners adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Spectra Energy Partners’ market assumptions. In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted unadjusted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.
     The following table presents for each of the fair value hierarchy levels, Spectra Energy Partners’ assets that are measured at fair value on a recurring basis as of March 31, 2008. There were no liabilities measured at fair value at March 31, 2008.

		Total At
Description	Balance Sheet Caption	March 31, 2008	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Investments and other assets-other	$135.2	$—	$135.2	$—

Total Assets		$135.2	$—	$135.2	$—

Level 2 Valuation Techniques
     Fair values of Spectra Energy Partners’ available-for-sale securities, primarily fixed-income debt instruments that are actively traded in the secondary market are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.
9. Commitments and Contingencies
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
10. New Accounting Pronouncements
     The following new accounting pronouncements were adopted during the three months ended March 31, 2008:
     SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy Partners effective January 1, 2008 did not have a material impact on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows. See Note 8 for further discussion. Spectra Energy Partners has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test until 2009 as permitted.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy Partners has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

     The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2008.
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
     EITF 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” In March 2008, the FASB ratified a consensus reached by the EITF that addresses the application of the two-class method for MLPs when incentive distribution rights (IDRs) are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of earnings per unit (EPU) should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The guidance in EITF 07-4 is effective for periods that begin after December 15, 2008, and would be accounted for as a change in accounting principle through retrospective application. Early application is not permitted. No change to Spectra Energy Partners’ current practice of computing net income per limited partner unit is anticipated until such time that Spectra Energy Partners reaches its IDR thresholds.
11. Subsequent Event
     On April 4, 2008, Spectra Energy Partners completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from Spectra Energy. Saltville assets include three separate natural gas storage facilities with approximately 5.5 billion cubic feet of working capacity. The P-25 Pipeline is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 million cubic feet per day. The $107 million purchase price paid to Spectra Energy consisted of 4,207,641 common units and 85,870 general partner units of Spectra Energy Partners, along with a cash payment of $4.7 million. Spectra Energy’s ownership of Spectra Energy Partners increased from 83% to 84% as a result of the issuance of the new common and general partners units.
     The acquisition represents a transaction among entities under common control, which requires that the assets and liabilities acquired be recorded at book value and that Spectra Energy Partners’ future financial statements be presented on a basis similar to the pooling method of accounting, whereby all historical periods will be retroactively adjusted to furnish comparative financial information as if the transaction had occurred immediately prior to the earliest period presented.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.
Executive Overview
     For the three months ended March 31, 2008, Spectra Energy Partners reported net income of $22.5 million compared to net income of $19.2 million for the three months ended March 31, 2007. The increase resulted primarily from higher demand for transportation and storage services, and the absence of federal income tax expense due to the formation of the MLP in 2007, partially offset by an increase in general and administrative costs associated with managing Spectra Energy Partners post-IPO. The consolidated results of operations, cash flows and financial position for periods prior to Spectra Energy Partner’s IPO are not necessarily indicative of the actual results of operations, cash flows and financial position that might have resulted if Spectra Energy Partners had been operated separately during those periods.
     Spectra Energy Partners continues to deliver on its primary business objective of increasing cash distributions per unit. A cash distribution to unitholders of $0.32 per unit was paid in the first quarter of 2008, representing a 7% increase over the cash distribution paid in the previous quarter, and a cash distribution of $0.33 per unit was declared in April 2008, representing a 3% increase over the first quarter distribution.
     As discussed in Note 11 of Notes to Condensed Consolidated Financial Statements, on April 4, 2008, Spectra Energy Partners completed the acquisition of the equity interests of Saltville and the P-25 pipeline from Spectra Energy for a purchase price of $107 million. Spectra Energy now owns 82% of Spectra Energy Partners outstanding common and subordinated units and a 2% general partner interest.

RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$28.0	$26.4
Operating, maintenance and other expense	8.5	6.8
Depreciation and amortization	5.9	4.9

Operating income	13.6	14.7
Equity in earnings of unconsolidated affiliates	12.6	11.4
Other income and expenses, net	0.1	—
Interest income	1.5	—
Interest expense	5.0	2.2

Earnings before income taxes	22.8	23.9
Income tax expense	0.3	4.7

Net income	$22.5	$19.2

Adjusted EBITDA (a)	$19.5	$19.6
Cash Available for Distribution (a)	33.8	35.6

(a)	For a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Reconciliation of Non-GAAP Measures.”
     Operating Revenues. The $1.6 million increase was driven primarily by increases from new firm transportation contracts from East Tennessee’s Jewell Ridge lateral and Patriot extension.
     Operating, Maintenance and Other Expense. The $1.7 million increase was driven primarily by:
•	a $1.1 million increase in general and administrative costs as a result of new corporate functions associated with managing Spectra Energy Partners post-IPO,

•	a $0.8 million increase from higher labor and outside services costs related to pipeline operations,

•	a $0.6 million increase in project development costs expensed, and

•	a $0.6 million increase in ad valorem taxes due to a reduction in the first quarter of 2007 as a result of a rate settlement, partially offset by

•	a $1.6 million net decrease from higher net pipeline fuel recoveries by East Tennessee in the 2008 period compared to the 2007 period.
     Depreciation and Amortization. The $1.0 million increase was driven primarily by the Jewell Ridge expansion project.
     Equity in Earnings of Unconsolidated Affiliates. The $1.2 million increase consisted of a $0.6 million increase in equity earnings from Gulfstream and a $0.6 million increase from Market Hub.
     The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months
	Ended March 31,
			Increase
	2008	2007	(Decrease)
	(in millions)
Gulfstream
Operating revenues	$40.8	$38.0	$2.8
Operating, maintenance and other expense	6.5	1.7	4.8
Depreciation and amortization	7.4	7.6	(0.2)
Other income and expenses, net	3.5	0.5	3.0
Interest expense	11.5	12.1	(0.6)

Net income	$18.9	$17.1	$1.8

Spectra Energy Partners 24.5% share	$4.8	$4.2	$0.6

     Gulfstream — Owned 24.5%
     Gulfstream’s net income increased by $1.8 million to $18.9 million for the three-month period in 2008 compared to $17.1 million for the same period in 2007. The increase was driven primarily by:
•	a $2.8 million increase in revenues driven by a higher demand for interruptible and short-term firm transportation from generation customers caused by unseasonably warm weather compared to the prior period,

•	a $3.0 million increase in other income and expenses, net driven primarily by a $1.1 million increase in allowance for funds used during construction (AFUDC)-equity due to increased spending on expansion projects, and a $1.0 million increase related to the favorable resolution of a sales and use tax matter during the first quarter of 2008, and

•	a $0.6 million decrease in interest expense resulting from an increase in AFUDC-debt as a result of increased spending on expansion projects, partially offset by

•	a $4.8 million increase in operating, maintenance and other expense primarily resulting from a $6.3 million increase in ad valorem tax expense due to a reduction in the first quarter 2007 related to a favorable valuation, partially offset by a $2.0 million reduction in project development expenses compared to the prior-year period.

	Three Months
	Ended March 31,
			Increase
	2008	2007	(Decrease)
	(in millions)
Market Hub
Operating revenues	$21.9	$20.8	$1.1
Operating, maintenance and other expense	4.2	3.5	0.7
Depreciation and amortization	2.6	2.1	0.5
Other income and expenses, net	—	0.2	(0.2)
Interest income	1.0	—	1.0
Interest expense	0.4	1.0	(0.6)

Net income	$15.7	$14.4	$1.3

Spectra Energy Partners 50% share	$7.8	$7.2	$0.6

     Market Hub — Owned 50%
     Market Hub’s net income increased by $1.3 million to $15.7 million for the three-month period in 2008 compared to $14.4 million for the same period in 2007. The increase was driven primarily by:
•	a $1.1 million increase in revenues driven by a $0.7 million increase in short-term interruptible revenues and a $0.4 million increase in firm storage revenues,

•	a $1.0 million increase in interest income due to notes receivable with affiliates issued in the third quarter of 2007, and

•	a $0.6 million decrease in interest expense primarily due to lower interest rates associated with collateral held from affiliates, partially offset by

•	a $0.7 million increase in operating, maintenance and other expense resulting primarily from a $0.4 million increase in ad valorem tax expense due primarily to a reduction in the first quarter 2007 related to a favorable valuation and a $0.3 million increase due to lower capitalization of certain corporate expenses as a result of lower capital spending comparing 2008 to 2007, and

•	a $0.5 million increase in depreciation expense primarily due to the Egan expansion.
     Interest Income. The $1.5 million increase was due to interest earned on marketable securities purchased with a portion of the IPO proceeds. These securities are pledged as collateral to secure the term loan portion of Spectra Energy Partners’ credit facility entered into on July 2, 2007.
     Interest Expense. The $2.8 million increase was due to the term and revolver borrowings entered into on July 2, 2007.
     Income Tax Expense. Effective July 2, 2007, as a result of Spectra Energy Partners’ MLP structure, Spectra Energy Partners is no longer subject to federal income taxes. Only Tennessee state income tax expense is recorded in the 2008 period.

Spectra Energy Partners’ Adjusted EBITDA and Cash Available for Distribution
Adjusted EBITDA
     Spectra Energy Partners defines its Adjusted Earnings before interest, taxes, depreciation and amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Spectra Energy Partners’ Adjusted EBITDA is not a presentation made in accordance with GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in Spectra Energy Partners’ industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
     Adjusted EBITDA is used as a supplemental financial measure by Spectra Energy Partners’ management and by external users of Spectra Energy Partners’ financial statements to assess:
•	the financial performance of assets without regard to financing methods, capital structure or historical cost basis;

•	the ability to generate cash sufficient to pay interest on indebtedness and to make distributions to partners; and

•	operating performance and return on invested capital as compared to those of other publicly traded limited partnerships that own energy infrastructure assets, without regard to financing methods and capital structure.
     Significant drivers of variances in Adjusted EBITDA between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and the scheduled payments of interest.
Cash Available for Distribution
     Spectra Energy Partners defines its Cash Available for Distribution as Spectra Energy Partners’ Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub, less cash paid for interest expense, net, and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for 2008 also includes the incremental general and administrative expenses associated with being a publicly-traded partnership.
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

Spectra Energy Partners
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months
	Ended March 31,
	2008	2007
	(in millions)

Net income	$22.5	$19.2
Add:
Interest expense	5.0	2.2
Income tax expense	0.3	4.7
Depreciation and amortization	5.9	4.9
Less:
Interest income	1.5	—
Equity in earnings of Gulfstream	4.8	4.2
Equity in earnings of Market Hub	7.8	7.2
Other income, net	0.1	—

Adjusted EBITDA	19.5	19.6
Add:
Cash Available for Distribution from Gulfstream	8.3	8.8
Cash Available for Distribution from Market Hub	8.7	8.1
Less:
Cash paid for interest expense, net	1.7	—
Maintenance capital expenditures	1.0	0.9

Cash Available for Distribution	$33.8	$35.6

Spectra Energy Partners
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months
	Ended March 31,
	2008	2007
	(in millions)

Net cash provided by operating activities	$37.1	$22.5
Interest income	(1.5)	—
Interest expense	5.0	2.2
Income tax expense — current	0.2	3.4
Distributions received from Gulfstream	(8.2)	(4.0)
Distributions received from Market Hub	(12.4)	—
Changes in operating working capital and other	(0.7)	(4.5)

Adjusted EBITDA	19.5	19.6
Add:
Cash Available for Distribution from Gulfstream	8.3	8.8
Cash Available for Distribution from Market Hub	8.7	8.1
Less:
Cash paid for interest expense, net	1.7	—
Maintenance capital expenditures	1.0	0.9

Cash Available for Distribution	$33.8	$35.6

Gulfstream
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months
	Ended March 31,
	2008	2007
	(in millions)

Net income	$18.9	$17.1
Add:
Interest expense	11.5	12.1
Depreciation and amortization	7.4	7.6
Less:
Other income, net	3.5	0.5

Adjusted EBITDA — 100%	34.3	36.3
Less:
Cash paid for interest expense, net	—	0.1
Maintenance capital expenditures	0.5	0.2

Cash Available for Distribution — 100%	$33.8	$36.0

Adjusted EBITDA — 24.5%	$8.4	$8.9
Cash Available for Distribution — 24.5%	8.3	8.8
Market Hub
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months
	Ended March 31,
	2008	2007
	(in millions)

Net income	$15.7	$14.4
Add:
Interest expense	0.4	1.0
Depreciation and amortization	2.6	2.1
Less:
Interest income	1.0	—
Other income, net	—	0.2

Adjusted EBITDA — 100%	17.7	17.3
Less:
Maintenance capital expenditures	0.3	1.2

Cash Available for Distribution — 100%	$17.4	$16.1

Adjusted EBITDA — 50%	$8.9	$8.7
Cash Available for Distribution — 50%	8.7	8.1

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     Net cash provided by operating activities increased $14.6 million to $37.1 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase was driven by a $16.6 million increase in distributions received from equity affiliates, primarily Market Hub. Effective with the IPO of Spectra Energy Partners, Market Hub is required to make distributions of its Available Cash to its partners, including Spectra Energy Partners.
     Net working capital was negative $26.6 million as of March 31, 2008 compared to negative $34.9 million as of December 31, 2007, both of which included the $50.0 million note payable on demand to Market Hub. Spectra Energy Partners does not expect Market Hub to demand payment on this note during 2008. Spectra Energy Partners will rely primarily upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months. Future sources of liquidity include cash generated from operations, cash distributions received from Gulfstream and Market Hub, borrowings under its credit facility, cash realized from the liquidation of securities that are currently pledged under the credit facility, issuances of additional partnership units and debt offerings.
Investing Cash Flows
     Cash flows provided by investing activities totaled $3.2 million in the first three months of 2008 compared to $1.9 million cash used in investing activities in the first quarter of 2007. The change was driven primarily by:
•	net proceeds totaling $19.5 million in 2008 from the liquidation of available-for-sale securities that were held as collateral for the term loan. As permitted by the terms of the credit facility, proceeds were used for capital and investment expenditures, and

•	a $12.1 million increase in investment expenditures representing capital contributions to Gulfstream and Market Hub in 2008 used to fund their expansion projects.
     Capital and investment expenditures for the three months ended March 31, 2008 totaled $16.3 million and included $15.3 million for expansion projects, primarily at Gulfstream and Market Hub, and $1.0 million for East Tennessee maintenance projects. Spectra Energy Partners estimates total 2008 capital and investment expenditures of approximately $145.0 million, of which $40.0 million is expected to be used for expansion projects, $5.0 million to be used for maintenance and other projects and $5.0 million in connection with the Saltville and P-25 Pipeline acquisitions. Projected 2008 capital contributions to Gulfstream and Market Hub total approximately $95.0 million.
     Spectra Energy Partners continues to make progress on expanding existing assets, including the filing of an application with the FERC for the Greenway/Nora expansion project. This project would move additional Appalachian supplies from East Tennessee’s Nora Lateral supply point to various delivery points on the East Tennessee system. The project is substantially subscribed under long-term agreements with a variety of shippers including producers and local distribution companies.
     In April 2008, Spectra Energy Partners completed its acquisition of the equity interests of Saltville and the P-25 pipeline from Spectra Energy. See Note 11 for further discussion.
     Given Spectra Energy Partners’ objective of growth through acquisitions and expansions of existing assets, Spectra Energy Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
Financing Cash Flows
     Net cash used in financing activities totaled $29.7 million in the first three months of 2008 compared to $20.6 million in the same prior-year period. The 2008 activity includes an $8.0 million net reduction in long-term debt. During the first quarter of 2008, in connection with the liquidation of the securities held as collateral for the term debt, $20.0 million of term loan debt was converted into revolving loan debt. Increases and decreases of revolving loan debt are presented gross in the Condensed Consolidated Statements of Cash Flows.
     Prior to the completion of the IPO, all of Spectra Energy Partners’ excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities.
     Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
     Cash Distributions. As previously discussed, a cash distribution to unitholders of $0.32 per unit was paid on February 14, 2008, representing a 7% increase over the cash distribution paid in the fourth quarter of 2007. In addition, a cash distribution to unitholders of $0.33 per unit was declared on April 24, 2008, payable on May 15, 2008 to unitholders of record at the close of business on May 5, 2008. This distribution represents an increase of 3% over the distribution paid on February 14, 2008 and is the second consecutive quarterly increase. This quarterly cash distribution equates to $1.32 per unit on an annual basis.

OTHER ISSUES
New Accounting Pronouncements
     See Note 10 of Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Spectra Energy Partners’ exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007. Management believes the exposure to market risk has not changed materially at March 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Spectra Energy Partners in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Spectra Energy Partners in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Under the supervision and with the participation of management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     Under the supervision and with the participation of the management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy Partners’ financial condition or future results. There were no changes to those risk factors at March 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 6. Exhibits.
(a) Exhibits

Exhibit
Number
* 10.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008.

* 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP
	By:	Spectra Energy Partners (DE) GP, LP,
its general partner

	By:	Spectra Energy Partners GP, LLC,
its general partner

Date: May 14, 2008	/s/ C. Gregory Harper
C. Gregory Harper
President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: May 14, 2008	/s/ Lon C. Mitchell, Jr.
Lon C. Mitchell, Jr.
Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

EXHIBIT INDEX
(a) Exhibits

Exhibit
Number
* 10.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008.

* 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith