Form 10-Q
period 2008-06-30
Spectra Energy Partners, LP
filed 2008-08-13
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 48,852,175 Common Units, 21,638,730 Subordinated Units and 1,438,291 General Partner Units outstanding as of July 31, 2008.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2008

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Transportation of natural gas	$25.8	$24.2	$53.0	$49.7
Storage of natural gas and other	3.9	5.2	9.2	12.1

Total operating revenues	29.7	29.4	62.2	61.8

Operating Expenses
Operating, maintenance and other	8.4	2.1	18.4	11.6
Depreciation and amortization	6.5	5.6	13.1	11.2
Property and other taxes	1.8	1.5	2.0	1.7

Total operating expenses	16.7	9.2	33.5	24.5

Operating Income	13.0	20.2	28.7	37.3

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	15.0	11.6	27.6	23.0
Other income and expenses, net	0.3	0.4	0.4	0.4

Total other income and expenses	15.3	12.0	28.0	23.4

Interest Income	0.8	—	2.3	—
Interest Expense	3.8	2.1	8.8	4.3

Earnings Before Income Taxes	25.3	30.1	50.2	56.4
Income Tax Expense (Benefit)	(2.2)	6.2	(1.4)	11.4

Net Income	$27.5	$23.9	$51.6	$45.0

Calculation of Limited Partners’ Interest in Net Income:
Net income	$27.5	$23.9	$51.6	$45.0
Less:
Net income attributable to predecessor operations	—	23.9	1.6	45.0
General partner’s interest in net income	1.1	—	1.5	—

Limited partners’ interest in net income	$26.4	$—	$48.5	$—

Basic and diluted net income per limited partner unit	$0.38	$—	$0.71	$—
Weighted average limited partners units outstanding — basic and diluted	70.4	—	68.3	—
See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30,	December 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$30.4	$14.9
Receivables, net	13.2	16.3
Other	6.4	5.1

Total current assets	50.0	36.3

Investments and Other Assets
Investments in unconsolidated affiliates	525.8	495.1
Goodwill	118.3	118.3
Other investments	94.9	154.8

Total investments and other assets	739.0	768.2

Property, Plant and Equipment
Cost	951.2	930.0
Less accumulated depreciation and amortization	146.2	133.7

Net property, plant and equipment	805.0	796.3

Regulatory Assets and Deferred Debits	10.2	10.5

Total Assets	$1,604.2	$1,611.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30,	December 31,
	2008	2007
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$12.1	$7.6
Taxes accrued	3.0	3.5
Interest accrued	0.9	1.6
Natural gas imbalance payables	8.7	3.4
Note payable — affiliates	50.0	50.0
Other	4.1	7.5

Total current liabilities	78.8	73.6

Long-term Debt	390.0	400.0

Deferred Credits and Other Liabilities
Deferred income taxes	8.8	10.7
Other	2.3	3.3

Total deferred credits and other liabilities	11.1	14.0

Commitments and Contingencies

Partners’ Capital
Predecessor equity	—	98.4
Common units (48.9 million and 44.6 million units outstanding at June 30, 2008 and December 31, 2007, respectively)	794.4	699.3
Subordinated units (21.6 million units outstanding)	304.7	303.5
General partner units (1.4 million units outstanding)	21.5	19.0
Accumulated other comprehensive income	3.7	3.5

Total partners’ capital	1,124.3	1,123.7

Total Liabilities and Partners’ Capital	$1,604.2	$1,611.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51.6	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.1	11.2
Deferred income tax expense (benefit)	(2.1)	6.1
Equity in earnings of unconsolidated affiliates	(27.6)	(23.0)
Distributions received from unconsolidated affiliates	35.8	3.7
Other	3.2	(5.1)

Net cash provided by operating activities	74.0	37.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18.0)	(13.2)
Investment expenditures	(39.3)	(0.8)
Acquisition of Saltville and P-25 pipeline	(4.7)	—
Proceeds from sales of assets	—	8.3
Purchases of available-for-sale securities	(700.4)	—
Proceeds from sales and maturities of available-for-sale securities	760.1	—
Other	—	(0.1)

Net cash used in investing activities	(2.3)	(5.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	702.0	—
Payments for the redemption of long-term debt	(712.0)	—
Distributions to partners	(45.4)	—
Dividends to parent	—	(12.5)
Transfers to parent, net	(0.8)	(19.6)

Net cash used in financing activities	(56.2)	(32.1)

Net increase in cash and cash equivalents	15.5	—
Cash and cash equivalents at beginning of period	14.9	—

Cash and cash equivalents at end of period	$30.4	$—

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)
(In millions)

					Accumulated
		Partners’ Capital			Other
	Predecessor	Limited Partners		General	Comprehensive
	Equity	Common	Subordinated	Partner	Income	Total
December 31, 2007	$98.4	$699.3	$303.5	$19.0	$3.5	$1,123.7
Net income	1.6	33.2	15.3	1.5	—	51.6
Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Acquisition of Saltville and P-25 pipeline	(99.2)	—	—	—	—	(99.2)
Excess purchase price over net acquired assets	—	(7.6)	—	(0.2)	—	(7.8)
Issuance of units	—	100.2	—	2.1	—	102.3
Attributed deferred tax expense	—	(0.3)	—	—	—	(0.3)
Unrealized mark-to-market net gain on hedges	—	—	—	—	0.4	0.4
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)
Distributions to partners	—	(30.4)	(14.1)	(0.9)	—	(45.4)

June 30, 2008	$—	$794.4	$304.7	$21.5	$3.7	$1,124.3

December 31, 2006	$1,093.3	$—	$—	$—	$3.8	$1,097.1
Net income attributable to predecessor operations	45.0	—	—	—	—	45.0
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)
Net change in parent advances	(19.9)	—	—	—	—	(19.9)
Dividends to parent	(12.5)	—	—	—	—	(12.5)

June 30, 2007	$1,105.9	$—	$—	$—	$3.6	$1,109.5

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. General
     Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates (collectively, Spectra Energy Partners) is engaged in the transportation of natural gas through interstate pipeline systems that serve the southeastern United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. Spectra Energy Partners, LP is a Delaware master limited partnership formed on March 19, 2007.
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
     Acquisitions. On April 4, 2008, Spectra Energy Partners completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from Spectra Energy (collectively, hereafter referred to as the “Saltville acquisition”) at a purchase price of $107.0 million, which included the issuance of 4,207,641 common units and 85,870 general partner units, and a cash payment of $4.7 million to Spectra Energy.
     The Saltville acquisition represented a transfer of entities under common control. Accordingly, the condensed consolidated financial statements and related information presented herein have been recast to include the historical results of Saltville and the P-25 pipeline for all periods presented. See Note 2 for further discussion.
     Basis of Presentation. For periods prior to the closing of the IPO, the combined financial statements were prepared from the separate records maintained by Spectra Energy for the entities that were originally contributed to Spectra Energy Partners and for the operations included in the Saltville acquisition, and are based on Spectra Energy’s historical ownership percentages of those operations. The combined financial results of these entities are treated as the historical results of Spectra Energy Partners for financial statement reporting purposes. Both the combined financial statements of East Tennessee, Saltville, Market Hub and Gulfstream, as well as the consolidated financial statements of Spectra Energy Partners for the periods post-IPO, are hereafter referred to as the Condensed Consolidated Financial Statements. The historical data for periods prior to the closing of the IPO and for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations had those entities been operated separately during those periods. Because a direct ownership relationship did not exist among the entities comprising Spectra Energy Partners prior to July 2, 2007 and prior to the Saltville acquisition on April 4, 2008, the net investment in Spectra Energy Partners is shown as Predecessor Equity in the applicable Condensed Consolidated Financial Statements.
     Spectra Energy Partners generally accounts for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where it has the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for Spectra Energy Partners reflect the consolidation of East Tennessee, operations associated with the Saltville acquisition, and the investments in Market Hub and Gulfstream using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
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

2. Acquisitions
     On April 4, 2008, Spectra Energy Partners completed the Saltville acquisition from Spectra Energy at a purchase price of $107.0 million, which included the issuance of 4,207,641 common units and 85,870 general partner units, and a cash payment of $4.7 million to Spectra Energy. Saltville assets include three separate natural gas storage facilities adjacent to the East Tennessee system in southwest Virginia with approximately 5.5 billion cubic feet of working capacity. The P-25 pipeline, now part of the operations of East Tennessee, is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 million cubic feet per day that runs parallel to the East Tennessee system in Virginia. The Saltville storage assets and the P-25 pipeline are strategically integrated with Spectra Energy Partners’ East Tennessee system. The completion of the Saltville acquisition allows for a streamlined regulatory structure under Federal Energy Regulatory Commission (FERC) jurisdiction, an enhanced operational flexibility that will benefit both East Tennessee and Saltville customers and a broader array of organic expansion opportunities for Spectra Energy Partners’ pipeline and storage assets.
     Spectra Energy’s ownership of Spectra Energy Partners increased from 83% to 84% as a result of receipt of the new common and general partner units. The $7.8 million excess purchase price over the book value of net assets acquired was recorded as a reduction to Partners’ Capital, and the $102.3 million of common and general partner units issued were recorded as increases to Partners’ Capital.
     As discussed in Note 1, the Saltville acquisition represented a transfer of entities under common control, which requires that the assets and liabilities acquired be recorded at historical book value and that Spectra Energy Partners’ financial statements be presented on a basis similar to the pooling method of accounting, whereby all historical periods are retroactively adjusted to furnish comparative financial information as if the transaction had occurred immediately prior to the earliest period presented.
     Condensed Consolidated Statements of Operations.  The historical Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2007 have been recast to retroactively reflect the Saltville acquisition, as presented below.

	Three Months Ended				Six Months Ended
	June 30, 2007				June 30, 2007
	Previously			As	Previously			As
	Reported	Saltville	Eliminations	Recast	Reported	Saltville	Eliminations	Recast
	(in millions)
Operating Revenues
Transportation of natural gas	$23.7	$0.5	$—	$24.2	$48.6	$1.4	$(0.3)	$49.7
Storage of natural gas and other	—	6.0	(0.8)	5.2	1.5	11.7	(1.1)	12.1

Total operating revenues	23.7	6.5	(0.8)	29.4	50.1	13.1	(1.4)	61.8

Operating Expenses
Operating, maintenance and other	(0.1)	3.0	(0.8)	2.1	6.8	6.2	(1.4)	11.6
Depreciation and amortization	5.1	0.5	—	5.6	10.0	1.2	—	11.2
Property and other taxes	1.0	0.5	—	1.5	0.9	0.8	—	1.7

Total operating expenses	6.0	4.0	(0.8)	9.2	17.7	8.2	(1.4)	24.5

Operating Income	17.7	2.5	—	20.2	32.4	4.9	—	37.3

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	11.6	—	—	11.6	23.0	—	—	23.0
Other income and expenses, net	0.3	0.1	—	0.4	0.3	0.1	—	0.4

Total other income and expenses	11.9	0.1	—	12.0	23.3	0.1	—	23.4

Interest Expense	2.1	—	—	2.1	4.3	—	—	4.3

Earnings Before Income Taxes	27.5	2.6	—	30.1	51.4	5.0	—	56.4
Income Tax Expense	5.9	0.3	—	6.2	10.6	0.8	—	11.4

Net Income	$21.6	$2.3	$—	$23.9	$40.8	$4.2	$—	$45.0

     Condensed Consolidated Balance Sheet.  The historical Condensed Consolidated Balance Sheet as of December 31, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	December 31, 2007
	Previously			As
	Reported	Saltville	Eliminations	Recast
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$14.9	$—	$—	$14.9
Receivables, net	16.5	3.2	(3.4)	16.3
Other	5.0	0.1	—	5.1

Total current assets	36.4	3.3	(3.4)	36.3

Investments and Other Assets
Investments in unconsolidated affiliates	495.1	—	—	495.1
Goodwill	118.3	—	—	118.3
Other investments	154.8	—	—	154.8

Total investments and other assets	768.2	—	—	768.2

Property, Plant and Equipment
Cost	821.4	108.6	—	930.0
Less accumulated depreciation and amortization	128.8	4.9	—	133.7

Net property, plant and equipment	692.6	103.7	—	796.3

Regulatory Assets and Deferred Debits	10.4	0.1	—	10.5

Total Assets	$1,507.6	$107.1	$(3.4)	$1,611.3

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$7.0	$0.6	$—	$7.6
Taxes accrued	2.9	0.6	—	3.5
Interest accrued	1.6	—	—	1.6
Natural gas imbalance payables	4.0	2.8	(3.4)	3.4
Note payable — affiliates	50.0	—	—	50.0
Other	5.8	1.7	—	7.5

Total current liabilities	71.3	5.7	(3.4)	73.6

Long-term Debt	400.0	—	—	400.0

Deferred Credit and Other Liabilities
Deferred income taxes	8.4	2.3	—	10.7
Other	2.6	0.7	—	3.3

Total deferred credits and other liabilities	11.0	3.0	—	14.0

Partners’ Capital
Predecessor equity	—	98.4	—	98.4
Common units	699.3	—	—	699.3
Subordinated units	303.5	—	—	303.5
General partner units	19.0	—	—	19.0
Accumulated other comprehensive income	3.5	—	—	3.5

Total partners’ capital	1,025.3	98.4	—	1,123.7

Total Liabilities and Partners’ Capital	$1,507.6	$107.1	$(3.4)	$1,611.3

     Condensed Consolidated Statement of Cash Flows.  The historical Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Six Months Ended
	June 30, 2007
	Previously		As
	Reported	Saltville	Recast
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40.8	$4.2	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.0	1.2	11.2
Deferred income tax expense	5.7	0.4	6.1
Equity in earnings of unconsolidated affiliates	(23.0)	—	(23.0)
Distributions received from unconsolidated affiliates	3.7	—	3.7
Other	(3.0)	(2.1)	(5.1)

Net cash provided by operating activities	34.2	3.7	37.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13.1)	(0.1)	(13.2)
Investment expenditures	(0.8)	—	(0.8)
Proceeds from sales of assets	—	8.3	8.3
Other	—	(0.1)	(0.1)

Net cash provided by (used in) investing activities	(13.9)	8.1	(5.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends to parent	(12.5)	—	(12.5)
Transfers to parent, net	(7.8)	(11.8)	(19.6)

Net cash used in financing activities	(20.3)	(11.8)	(32.1)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

     Condensed Consolidated Statement of Partners’ Capital.  The historical Condensed Consolidated Statement of Partners’ Capital for the six months ended June 30, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Previously		As
	Reported	Saltville	Recast
	(in millions)
December 31, 2006	$989.1	$108.0	$1,097.1
Net income attributable to predecessor operations	40.8	4.2	45.0
Reclassification of cash flow hedges into earnings	(0.2)	—	(0.2)
Net change in parent advances	(8.1)	(11.8)	(19.9)
Dividends to parent	(12.5)	—	(12.5)

June 30, 2007	$1,009.1	$100.4	$1,109.5

3. Income Taxes
     Income taxes with respect to Spectra Energy Partners’ East Tennessee and Saltville operations were calculated by Spectra Energy Partners in 2007 on the basis of their separate company income and deductions related to East Tennessee and Saltville, respectively, in accordance with established practices of Spectra Energy. Effective July 2, 2007, as a result of Spectra Energy Partners’ master limited partnership (MLP) structure, Spectra Energy Partners is no longer subject to federal income taxes, but is still subject to Tennessee state income tax.
     On April 4, 2008, Spectra Energy Partners completed the Saltville acquisition, which was treated as a transfer of entities under common control as discussed in Note 1. Accordingly, the income tax effects associated with Saltville’s operations prior to the acquisition are reflected in the Condensed Consolidated Statements of Operations. In addition, in the second quarter of 2008, in connection with the acquisition and the resulting change in tax status of Saltville, $2.5 million of accumulated deferred income tax liabilities were eliminated and recorded as a benefit to Income Tax Expense (Benefit) on the Condensed Consolidated Statements of Operations.
     Market Hub and Gulfstream are not subject to federal income tax, but rather the taxable income or loss of these entities is reported on the income tax returns of the respective members. Market Hub is subject to Texas income (margin) taxes under a tax sharing agreement with Spectra Energy.
4. Business Segments
     Prior to the Saltville acquisition, East Tennessee was considered the sole reportable segment for Spectra Energy Partners. Effective upon completion of the acquisition, Spectra Energy Partners created a new business segment, Gas Transportation and Storage, that aligns the operations of Spectra Energy Partners with the chief operating decision maker’s view of the business. All prior periods presented have been recast to conform the business segment disclosures to the new segment structure. Spectra Energy Partners’ business segment is considered the sole reportable segment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     Gas Transportation and Storage includes East Tennessee and Saltville. This segment provides interstate transportation and storage of natural gas and the storage and redelivery of liquefied natural gas (LNG) for customers in the southeastern United States. These operations are primarily subject to the FERC and the Department of Transportation’s (DOT) rules and regulations.
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

     Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes.
Business Segment Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues
Gas Transportation and Storage	$29.7	$29.4	$62.2	$61.8
Other	—	—	—	—

Total operating revenues	$29.7	$29.4	$62.2	$61.8

Segment EBIT
Gas Transportation and Storage	$15.2	$20.5	$32.8	$37.6
Other	13.1	11.7	23.9	23.1

Total EBIT	28.3	32.2	56.7	60.7
Interest income	0.8	—	2.3	—
Interest expense	3.8	2.1	8.8	4.3

Earnings before income taxes	$25.3	$30.1	$50.2	$56.4

	June 30,	December 31,
	2008	2007
	(in millions)
Segment Assets
Gas Transportation and Storage	$975.9	$968.1
Other	628.3	643.2

Total assets	$1,604.2	$1,611.3

5. Regulatory Matters
     Saltville. In April 2008, Saltville initiated a rate proceeding to satisfy a certificate condition relating to a cost and revenue study, and to reflect certain changes in costs and revenues from assumptions underlying current rates. The proposed rates were accepted by the FERC in April 2008, subject to a five-month suspension, to become effective September 1, 2008, subject to refund pending conclusion of the rate proceeding.  A hearing is scheduled for January 27, 2009.
6. Comprehensive Income
     Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$27.5	$23.9	$51.6	$45.0
Unrealized mark-to-market net gain on hedges	0.4	—	0.4	—
Reclassification of cash flow hedges into earnings	(0.1)	(0.1)	(0.2)	(0.2)

Total comprehensive income	$27.8	$23.8	$51.8	$44.8

7. Net Income Per Limited Partner Unit and Cash Distributions
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
     Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s 2% ownership interest and incentive distribution rights held. Although Spectra Energy Partners has not reached the Available Cash levels that would require incentive distributions to the general partner, in accordance with EITF Issue No. 03-6, net income levels above the incentive distribution level must be allocated to the general partner for purposes of calculating net income per limited partner unit. Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units, such as phantom unit awards, were exercised, settled or converted into common units.
     The following table presents Spectra Energy Partners’ net income per limited partner unit calculations.

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(in millions, except per-unit amounts)
Net income	$27.5	$51.6
Less:
Net income attributable to predecessor operations	—	1.6
General partner’s interest in net income – 2%	0.6	1.0
General partner’s interest in net income attributable to incentive distribution rights	0.5	0.5

Limited partners’ interest in net income	$26.4	$48.5

Net income allocable to common units	$18.3	$33.2
Net income allocable to subordinated units	8.1	15.3

Limited partners’ interest in net income	$26.4	$48.5

Weighted average limited partner units outstanding — basic and diluted
Common units	48.8	46.7
Subordinated units	21.6	21.6

Total	70.4	68.3

Net income per limited partner unit — basic and diluted
Common units	$0.38	$0.71
Subordinated units	$0.38	$0.71
     Weighted average limited partner units outstanding, and basic and diluted net income per limited partner unit for the three and six months ended June 30, 2007 are not presented since Spectra Energy Partners was not formed until July 2, 2007.
     The partnership agreement requires that, within 45 days after the end of each quarter, Spectra Energy Partners distribute all of its Available Cash, as defined, to unitholders of record on the applicable record date.
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
     To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common and subordinated units.
8. Investments in Unconsolidated Affiliates
     Spectra Energy Partners’ investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub. Spectra Energy Partners received distributions from Gulfstream of $14.3 million in the six months ended June 30, 2008 and $3.7 million during the same period in 2007. Spectra Energy Partners received distributions from Market Hub of $21.5 million in the six months ended June 30, 2008 and none during the same period in 2007.
Investments in Unconsolidated Affiliates

	June 30,	December 31,
	2008	2007
	(in millions)
Gulfstream	$230.9	$211.3
Market Hub	294.9	283.8

Total	$525.8	$495.1

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Gulfstream	$7.0	$4.3	$11.8	$8.5
Market Hub	8.0	7.3	15.8	14.5

Total	$15.0	$11.6	$27.6	$23.0

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Gulfstream
Operating revenues	$51.6	$46.2	$92.4	$84.2
Operating expenses	15.8	17.3	29.7	26.6
Operating income	35.8	28.9	62.7	57.6
Net income	27.3	17.5	46.2	34.6

Market Hub
Operating revenues	$25.2	$23.5	$47.1	$44.3
Operating expenses	8.8	7.7	15.6	13.3
Operating income	16.4	15.8	31.5	31.0
Net income	16.8	14.7	32.5	29.1
9. Debt and Credit Facility

			Outstanding as of June 30, 2008
		Credit
	Expiration	Facility		Revolving
Credit Facility Summary	Date	Capacity	Term Loan	Loan	Total
	(in millions)
Spectra Energy Partners, LP	2012	$500.0	$94.0	$146.0	$240.0
     Spectra Energy Partners’ obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $94.9 million at June 30, 2008 and $154.6 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets — Other Investments on the Condensed Consolidated Balance Sheets. The credit facility prohibits Spectra Energy Partners from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting Spectra Energy Partners’ ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of June 30, 2008, Spectra Energy Partners was in compliance with those covenants. The credit facility does not contain material adverse change clauses.
     Long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of June 30, 2008 and December 31, 2007. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of June 30, 2008, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.

10. Fair Value Measurements
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
     The following table presents for each of the fair value hierarchy levels, Spectra Energy Partners’ assets that are measured at fair value on a recurring basis as of June 30, 2008. There were no liabilities measured at fair value at June 30, 2008.

		Total at
Description	Balance Sheet Caption	June 30, 2008	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Cash and cash equivalents	$15.0	$—	$15.0	$—
Available-for-sale securities	Investments and other assets-other	94.9	—	94.9	—

Total Assets		$109.9	$—	$109.9	$—

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
11. Commitments and Contingencies
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
12. Interest Rate Hedges
     In June 2008, Spectra Energy Partners entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate Spectra Energy Partners’ exposure to variable interest rates on $140 million of loans outstanding under the revolving loan facility. These interest rate swaps were designated as effective cash flow hedges. For the period ended June 30, 2008, these hedges resulted in no ineffectiveness, and unrealized net gains on the agreements have been deferred in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets. It is estimated that $0.6 million of the amount reported in AOCI at June 30, 2008 will be reclassified into earnings during the next 12 months.
     At inception, Spectra Energy Partners prepares documentation of hedges in accordance with SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities,” as amended. Spectra Energy Partners documents hedging activity by transaction type and risk management strategy. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in AOCI until earnings are affected by the hedged transaction. Hedge accounting is discontinued prospectively when it is determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting prospectively.

13. New Accounting Pronouncements
     The following new accounting pronouncements were adopted during the six months ended June 30, 2008:
     SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy Partners effective January 1, 2008 did not have a material impact on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows. See Note 10 for further discussion. Spectra Energy Partners has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test until 2009 as permitted.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy Partners has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.
     The following new accounting pronouncements have been issued, but have not yet been adopted as of June 30, 2008:
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
     SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.
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
     FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Spectra Energy Partners does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated results of operations, financial position or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.
Executive Overview
     As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, on April 4, 2008, Spectra Energy Partners completed the acquisition of the equity interests of Saltville and the P-25 pipeline from Spectra Energy for a purchase price of $107 million. The Saltville acquisition represented a transaction among entities under common control. Accordingly, the condensed consolidated financial statements and related information presented herein have been recast to include the historical results of Saltville and the P-25 pipeline for all periods presented.
     Effective upon the completion of the Saltville acquisition, Spectra Energy Partners created a new business segment, Gas Transportation and Storage, which includes East Tennessee and Saltville, and aligns the operations of Spectra Energy Partners with the chief operating decision maker’s view of the business. All prior period information discussed herein has been recast to reflect the new segment structure.

     For the three months ended June 30, 2008, Spectra Energy Partners reported net income of $27.5 million compared to net income of $23.9 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, Spectra Energy Partners reported net income of $51.6 million compared to net income of $45.0 million for the six months ended June 30, 2007. The increases resulted primarily from higher demand for transportation and storage services, and the absence of federal income tax expense due to the formation of the MLP in 2007, partially offset by lower net pipeline fuel recoveries recognized, and general and administrative costs associated with managing Spectra Energy Partners post-IPO.
     The consolidated results of operations, cash flows and financial position for periods prior to Spectra Energy Partner’s IPO on July 2, 2007 and for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations, cash flows and financial position had those entities operated separately during those periods.
     Spectra Energy Partners continues to deliver on its primary business objective of increasing cash distributions per unit. A cash distribution to unitholders of $0.32 per unit was paid in the first quarter of 2008, representing a 7% increase over the cash distribution paid in the previous quarter, and a cash distribution of $0.33 per unit was paid in April 2008, representing a 3% increase over the previous distribution. A cash distribution of $0.34 per unit was declared in July 2008, representing a 3% increase over the previous distribution and the third consecutive quarterly increase.
RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(in millions)
Operating revenues	$29.7	$29.4	$0.3	$62.2	$61.8	$0.4
Operating, maintenance and other expense	10.2	3.6	6.6	20.4	13.3	7.1
Depreciation and amortization	6.5	5.6	0.9	13.1	11.2	1.9

Operating income	13.0	20.2	(7.2)	28.7	37.3	(8.6)
Equity in earnings of unconsolidated affiliates	15.0	11.6	3.4	27.6	23.0	4.6
Other income and expenses, net	0.3	0.4	(0.1)	0.4	0.4	—
Interest income	0.8	—	0.8	2.3	—	2.3
Interest expense	3.8	2.1	1.7	8.8	4.3	4.5

Earnings before income taxes	25.3	30.1	(4.8)	50.2	56.4	(6.2)
Income tax expense (benefit)	(2.2)	6.2	(8.4)	(1.4)	11.4	(12.8)

Net income	$27.5	$23.9	$3.6	$51.6	$45.0	$6.6

Adjusted EBITDA (a)	$19.5	$25.8	$(6.3)	$41.8	$48.5	$(6.7)
Cash Available for Distribution (a)	21.8	27.4	(5.6)	58.3	66.1	(7.8)

(a)	For a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Reconciliation of Non-GAAP Measures.”
Three Months Ended June 30, 2008 Compared to June 30, 2007
     Operating Revenues. The $0.3 million increase was driven primarily by a $1.4 million increase from new firm transportation contracts on East Tennessee’s Patriot system, partially offset by the absence of $1.1 million of salt sales during the second quarter of 2008 due to the sale of the salt plant in the second quarter of 2007.
     Operating, Maintenance and Other Expense. The $6.6 million increase was driven primarily by:
•	a $6.3 million net increase from lower net pipeline fuel recoveries recognized by East Tennessee in the 2008 period compared to the 2007 period which included an adjustment of estimated fuel recoveries, and

•	a $1.5 million increase in general and administrative costs as a result of new corporate functions associated with managing Spectra Energy Partners post-IPO, partially offset by,

•	an $0.8 million decrease from lower labor and outside services costs related to the timing of various pipeline operations activities, and

•	a $0.6 million decrease due to the capitalization of previously expensed project development costs.

     Depreciation and Amortization. The $0.9 million increase was driven primarily by the Jewell Ridge expansion project.
     Equity in Earnings of Unconsolidated Affiliates. The $3.4 million increase consisted of a $2.7 million increase in equity earnings from Gulfstream and a $0.7 million increase from Market Hub.
     The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended
	June 30,
			Increase
	2008	2007	(Decrease)
	(in millions)
Gulfstream
Operating revenues	$51.6	$46.2	$5.4
Operating, maintenance and other expense	8.5	9.7	(1.2)
Depreciation and amortization	7.3	7.6	(0.3)
Other income and expenses, net	2.7	0.7	2.0
Interest expense	11.2	12.1	(0.9)

Net income	$27.3	$17.5	$9.8

Spectra Energy Partners 24.5% share	$7.0	$4.3	$2.7

     Gulfstream — Owned 24.5%
     Gulfstream’s net income increased by $9.8 million to $27.3 million for three-month period in 2008 compared to $17.5 million for the same period in 2007. The increase was driven primarily by:
•	a $5.4 million increase in revenues driven by a higher demand for interruptible and short-term firm transportation from generation customers caused by warmer weather and the favorable gas-to-fuel-oil price differential compared to the prior period,

•	a $2.0 million increase in other income and expenses, net driven primarily by a $1.9 million increase in allowance for funds used during construction (AFUDC) as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects,

•	a $1.2 million decrease in operating, maintenance and other expense due primarily to a $1.8 million reduction in project development expenses compared to the prior-year period, partially offset by higher pipeline operations costs associated with overhauls in 2008, and

•	a $0.9 million decrease in interest expense resulting from higher interest costs capitalized as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects.

	Three Months Ended
	June 30,
			Increase
	2008	2007	(Decrease)
	(in millions)
Market Hub
Operating revenues	$25.2	$23.5	$1.7
Operating, maintenance and other expense	6.2	5.7	0.5
Depreciation and amortization	2.6	2.1	0.5
Interest income	0.7	—	0.7
Interest expense	0.3	1.0	(0.7)

Net income	$16.8	$14.7	$2.1

Spectra Energy Partners 50% share	$8.0	$7.3	$0.7

     Market Hub — Owned 50%
     Market Hub’s net income increased by $2.1 million to $16.8 million for the three-month period in 2008 compared to $14.7 million for the same period in 2007. The increase was driven primarily by:
•	a $1.7 million increase in revenues driven by an increase of $3.6 million in firm storage revenues due to the completion of the Egan Cavern 4 expansion, partially offset by a decrease in interruptible services of $1.9 million driven by market demand,

•	a $0.7 million increase in interest income due to notes receivable with affiliates issued in the third quarter of 2007, and

•	a $0.7 million decrease in interest expense primarily due to lower interest rates associated with collateral held from affiliates, partially offset by

•	a $0.5 million increase in operating, maintenance and other expense due primarily to lower fuel recoveries comparing 2008 to 2007, and

•	a $0.5 million increase in depreciation expense primarily due to the Egan expansion.
     Interest Income. The $0.8 million increase was due to interest earned on marketable securities purchased with a portion of the IPO proceeds in July 2007. These securities are pledged as collateral to secure the term loan portion of Spectra Energy Partners’ credit facility entered into on July 2, 2007.
     Interest Expense. The $1.7 million increase was due to the term and revolver borrowings entered into on July 2, 2007.
     Income Tax Expense (Benefit). Spectra Energy Partners’ income tax benefit for the three months ended June 30, 2008 was $2.2 million compared to income tax expense of $6.2 million in the same period in 2007. Effective July 2, 2007, as a result of Spectra Energy Partners’ MLP structure, Spectra Energy Partners is no longer subject to federal income taxes. In addition, a tax benefit of $2.5 million was recognized in 2008 due to the elimination of accumulated deferred income tax liabilities associated with the Saltville entities’ change in tax status as a result of the acquisition by Spectra Energy Partners.
Six Months Ended June 30, 2008 Compared to June 30, 2007
     Operating Revenues. The $0.4 million increase was driven primarily by a $2.9 million increase from new firm transportation contracts on East Tennessee’s Jewell Ridge lateral and Patriot systems, partially offset by the absence of $2.5 million of salt sales during 2008 due to the sale of the salt plant in the second quarter of 2007.
     Operating, Maintenance and Other Expense. The $7.1 million increase was driven primarily by:
•	a $4.7 million increase from lower net pipeline fuel recoveries recognized by East Tennessee in the 2008 period compared to the 2007 period, and

•	a $2.6 million increase in general and administrative costs as a result of new corporate functions associated with managing Spectra Energy Partners post-IPO.
     Depreciation and Amortization. The $1.9 million increase was driven primarily by the Jewell Ridge expansion project.
     Equity in Earnings of Unconsolidated Affiliates. The $4.6 million increase consisted of a $3.3 million increase in equity earnings from Gulfstream and a $1.3 million increase from Market Hub.
     The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Six Months Ended
	June 30,
			Increase
	2008	2007	(Decrease)
	(in millions)
Gulfstream
Operating revenues	$92.4	$84.2	$8.2
Operating, maintenance and other expense	15.0	11.4	3.6
Depreciation and amortization	14.7	15.2	(0.5)
Other income and expenses, net	6.2	1.2	5.0
Interest expense	22.7	24.2	(1.5)

Net income	$46.2	$34.6	$11.6

Spectra Energy Partners 24.5% share	$11.8	$8.5	$3.3

     Gulfstream — Owned 24.5%
     Gulfstream’s net income increased by $11.6 million to $46.2 million for the six-month period in 2008 compared to $34.6 million for the same period in 2007. The increase was driven primarily by:
•	an $8.2 million increase in revenues driven by a higher demand for interruptible and short-term firm transportation from generation customers caused by warmer weather and the favorable gas-to-fuel-oil price differential compared to the prior period,

•	a $5.0 million increase in other income and expenses, net driven primarily by a $3.1 million increase in AFUDC as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects, and a $1.0 million increase related to the favorable resolution of a sales and use tax matter during the second quarter of 2008, and

•	a $1.5 million decrease in interest expense resulting from higher interest costs capitalized as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects, partially offset by

•	a $3.6 million increase in operating, maintenance and other expense primarily resulting from a $6.0 million increase in ad valorem tax expense due to the impact of a favorable valuation in the first quarter of 2007 and $1.8 million of higher pipeline operations costs associated with overhauls in 2008, partially offset by a $3.8 million reduction in project development expenses compared to the prior-year period.

	Six Months Ended
	June 30,
			Increase
	2008	2007	(Decrease)
	(in millions)
Market Hub
Operating revenues	$47.1	$44.3	$2.8
Operating, maintenance and other expense	10.4	9.2	1.2
Depreciation and amortization	5.2	4.2	1.0
Other income and expenses, net	—	0.2	(0.2)
Interest income	1.7	—	1.7
Interest expense	0.7	2.0	(1.3)

Net income	$32.5	$29.1	$3.4

Spectra Energy Partners 50% share	$15.8	$14.5	$1.3

     Market Hub — Owned 50%
     Market Hub’s net income increased by $3.4 million to $32.5 million for the six-month period in 2008 compared to $29.1 million for the same period in 2007. The increase was driven primarily by:
•	a $2.8 million increase in revenues driven by an increase of $4.2 million in firm storage revenues due to the completion of the Egan Cavern 4 expansion, partially offset by a decrease in interruptible services of $1.5 million driven by market demand,

•	a $1.7 million increase in interest income due to notes receivable with affiliates issued in the third quarter of 2007, and

•	a $1.3 million decrease in interest expense primarily due to lower interest rates associated with collateral held from affiliates, partially offset by

•	a $1.2 million increase in operating, maintenance and other expense resulting primarily from $0.7 million of lower fuel recoveries and a $0.4 million increase in ad valorem tax expense primarily due to a reduction in the first quarter 2007 related to a favorable valuation, and

•	a $1.0 million increase in depreciation expense primarily due to the Egan expansion.
     Interest Income. The $2.3 million increase was due to interest earned on marketable securities purchased with a portion of the IPO proceeds in July 2007. These securities are pledged as collateral to secure the term loan portion of Spectra Energy Partners’ credit facility entered into on July 2, 2007.
     Interest Expense. The $4.5 million increase was due to the term and revolver borrowings entered into on July 2, 2007.
     Income Tax Expense (Benefit). Spectra Energy Partners’ income tax benefit for the six months ended June 30, 2008 was $1.4 million compared to income tax expense of $11.4 million in the same period in 2007. Effective July 2, 2007, as a result of Spectra Energy Partners’ MLP structure, Spectra Energy Partners is no longer subject to federal income taxes. In addition, a tax benefit of $2.5 million was recognized in 2008 due to the elimination of accumulated deferred income tax liabilities associated with the Saltville entities’ change in tax status as a result of the acquisition by Spectra Energy Partners.

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
Cash Available for Distribution
     Spectra Energy Partners defines its Cash Available for Distribution as Spectra Energy Partners’ Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub, less cash paid for interest expense, net, and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for 2008 reflects the incremental general and administrative expenses associated with being a publicly-traded partnership.
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

Spectra Energy Partners
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$27.5	$23.9	$51.6	$45.0
Add:
Interest expense	3.8	2.1	8.8	4.3
Income tax expense (benefit)	(2.2)	6.2	(1.4)	11.4
Depreciation and amortization	6.5	5.6	13.1	11.2
Less:
Interest income	0.8	—	2.3	—
Equity in earnings of Gulfstream	7.0	4.3	11.8	8.5
Equity in earnings of Market Hub	8.0	7.3	15.8	14.5
Other income, net	0.3	0.4	0.4	0.4

Adjusted EBITDA	19.5	25.8	41.8	48.5
Add:
Cash Available for Distribution from Gulfstream	4.4	3.0	12.7	11.8
Cash Available for Distribution from Market Hub	9.4	8.2	18.1	16.3
Less:
Cash paid for interest expense, net	5.5	4.2	7.2	4.2
Maintenance capital expenditures	6.0	5.4	7.1	6.3

Cash Available for Distribution	$21.8	$27.4	$58.3	$66.1

Spectra Energy Partners
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net cash provided by operating activities	$36.0	$15.9	$74.0	$37.9
Interest income	(0.8)	—	(2.3)	—
Interest expense	3.8	2.1	8.8	4.3
Income tax expense — current	0.1	1.5	0.7	5.2
Distributions received from Gulfstream and Market Hub	(15.2)	—	(35.8)	(3.7)
Changes in operating working capital and other	(4.4)	6.3	(3.6)	4.8

Adjusted EBITDA	19.5	25.8	41.8	48.5
Add:
Cash Available for Distribution from Gulfstream	4.4	3.0	12.7	11.8
Cash Available for Distribution from Market Hub	9.4	8.2	18.1	16.3
Less:
Cash paid for interest expense, net	5.5	4.2	7.2	4.2
Maintenance capital expenditures	6.0	5.4	7.1	6.3

Cash Available for Distribution	$21.8	$27.4	$58.3	$66.1

Gulfstream
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$27.3	$17.5	$46.2	$34.6
Add:
Interest expense	11.2	12.1	22.7	24.2
Depreciation and amortization	7.3	7.6	14.7	15.2
Less:
Other income, net	2.7	0.7	6.2	1.2

Adjusted EBITDA — 100%	43.1	36.5	77.4	72.8
Less:
Cash paid for interest expense, net	24.7	24.3	24.7	24.3
Maintenance capital expenditures	0.3	(0.1)	0.7	0.2

Cash Available for Distribution — 100%	$18.1	$12.3	$52.0	$48.3

Adjusted EBITDA — 24.5%	$10.6	$8.9	$19.0	$17.8
Cash Available for Distribution — 24.5%	4.4	3.0	12.7	11.8
Market Hub
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$16.8	$14.7	$32.5	$29.1
Add:
Interest expense	0.3	1.0	0.7	2.0
Depreciation and amortization	2.6	2.1	5.2	4.2
Less:
Interest income	0.7	—	1.7	—
Other income, net	—	—	—	0.2

Adjusted EBITDA — 100%	19.0	17.8	36.7	35.1
Less:
Maintenance capital expenditures	0.2	1.4	0.5	2.6

Cash Available for Distribution — 100%	$18.8	$16.4	$36.2	$32.5

Adjusted EBITDA — 50%	$9.5	$8.9	$18.4	$17.6
Cash Available for Distribution — 50%	9.4	8.2	18.1	16.3

LIQUIDITY AND CAPITAL RESOURCES
Operating Cash Flows
     Net cash provided by operating activities increased $36.1 million to $74.0 million for the six months ended June 30, 2008 compared to the same period in 2007. This increase was driven by a $32.1 million increase in distributions received from equity affiliates, primarily Market Hub. Effective with the IPO of Spectra Energy Partners, Market Hub is required to make distributions of its Available Cash to its partners, including Spectra Energy Partners.
     Net working capital was negative $28.8 million as of June 30, 2008 compared to negative $37.3 million as of December 31, 2007, both of which included the $50.0 million note payable on demand to Market Hub. Spectra Energy Partners does not expect Market Hub to demand payment on this note during 2008. Spectra Energy Partners will rely primarily upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months. Future additional sources of liquidity include borrowings under the credit facility, cash realized from the liquidation of securities that are currently pledged under the credit facility, issuances of additional partnership units and/or debt offerings.
Investing Cash Flows
     Cash flows used by investing activities totaled $2.3 million in the first six months of 2008 compared to $5.8 million during the same period in 2007. The change was driven primarily by:
•	net proceeds totaling $59.7 million in 2008 from the liquidation of available-for-sale securities that were held as collateral for the term loan. As permitted by the terms of the credit facility, proceeds were used for capital and investment expenditures;

•	a $38.5 million increase in investment expenditures representing capital contributions to Gulfstream and Market Hub in 2008 used to fund their expansion projects,

•	the $4.7 million cash portion of the acquisition of Saltville in the 2008 second quarter, and

•	proceeds from sales of assets in 2007 of $8.3 million.
     Capital and investment expenditures for the six months ended June 30, 2008 totaled $57.3 million and included $50.2 million for expansion projects, primarily at Gulfstream and Market Hub, and $7.1 million for East Tennessee maintenance projects. Spectra Energy Partners estimates total 2008 capital and investment expenditures of approximately $135 million, of which $40 million is expected to be used for expansion projects, $10 million for maintenance and other projects, and $85 million in projected capital contributions to Gulfstream and Market Hub.
     In response to increased Appalachian production activity, East Tennessee held the Greenway Project open season in February 2008 and received overwhelming demand for new capacity. These open season results provide opportunities for large multi-year projects. In addition, East Tennessee has smaller project opportunities from this open season that can be completed within the existing right-of-ways, like Greenway/Nora, the first project arising from the Greenway open season. Construction has begun and it is expected that this project will be in service by year-end 2008.  East Tennessee continues to evaluate additional opportunities arising from the Greenway open season and is finalizing plans for a multi-year program.
     Given Spectra Energy Partners’ objective of growth through acquisitions and expansions of existing assets, Spectra Energy Partners anticipates that it will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
Financing Cash Flows
     Net cash used in financing activities totaled $56.2 million in the first six months of 2008 compared to $32.1 million provided in the same prior-year period. 2008 activity includes $45.4 million of distributions to partners, compared to dividends and net transfers to parent totaling $32.1 million in the 2007 period. Also included in 2008 was a $10.0 million net reduction in long-term debt. During the first half of 2008, in connection with the liquidation of the securities held as collateral for the term debt, $59.0 million of term loan debt was converted into revolving loan debt. Increases and decreases of revolving loan debt are presented gross in the Condensed Consolidated Statements of Cash Flows.
     Prior to the completion of the IPO, all of Spectra Energy Partners’ excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities.
     Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
     Cash Distributions. As previously discussed, a cash distribution to unitholders of $0.32 per unit was paid in the first quarter of 2008 and another distribution of $0.33 per unit was paid in the second quarter of 2008. A cash distribution of $0.34 per unit was declared on July 24, 2008, payable on August 14, 2008 to unitholders of record at the close of business on August 5, 2008.

OTHER ISSUES
New Accounting Pronouncements
     See Note 13 of Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Spectra Energy Partners’ exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007. Except as related to the interest rate swap agreements entered into in June 2008 as described in Note 12 of Notes to Condensed Consolidated Financial Statements, management believes the exposure to market risk has not changed materially at June 30, 2008.
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
     Under the supervision and with the participation of management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
Changes in Internal Control over Financial Reporting
     On May 14, 2008, Spectra Energy Partners announced the retirement of Lon C. Mitchell, Jr. as Vice President and Chief Financial Officer of Spectra Energy Partners GP, LLC, the general partner of Spectra Energy Partners, and also announced that Spectra Energy Partners’ board of directors appointed Laura Buss Sayavedra to replace Mr. Mitchell as Vice President and Chief Financial Officer, effective July 1, 2008.
     Under the supervision and with the participation of the management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy Partners’ financial condition or future results. There were no changes to those risk factors at June 30, 2008.
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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP,
its general partner

	By:	Spectra Energy Partners GP, LLC,
its general partner

Date: August 12, 2008	/s/ C. Gregory Harper

C. Gregory Harper
President and Chief Executive Officer
Spectra Energy Partners GP, LLC

Date: August 12, 2008	/s/ Laura Buss Sayavedra

Laura Buss Sayavedra
Vice President and Chief Financial Officer
Spectra Energy Partners GP, LLC

Index to Exhibits

Exhibit
Number

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