Form 10-Q
period 2008-09-30
Spectra Energy Partners, LP
filed 2008-11-12
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 48,852,175 Common Units, 21,638,730 Subordinated Units and 1,438,291 General Partner Units outstanding as of October 31, 2008.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements that are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas industries;

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates;

•	general economic conditions, including any potential effects arising from terrorist attacks and any consequential or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•

results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general market and economic conditions;

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Transportation of natural gas	$25.6	$24.5	$78.6	$74.2
Storage of natural gas and other	3.9	4.1	13.1	16.2

Total operating revenues	29.5	28.6	91.7	90.4

Operating Expenses
Operating, maintenance and other	11.8	8.6	30.2	20.2
Depreciation and amortization	6.5	8.8	19.6	20.0
Property and other taxes	0.9	1.0	2.9	2.7

Total operating expenses	19.2	18.4	52.7	42.9

Operating Income	10.3	10.2	39.0	47.5

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	17.6	18.5	45.2	41.5
Other income and expenses, net	0.4	0.1	0.8	0.5

Total other income and expenses	18.0	18.6	46.0	42.0

Interest Income	0.7	2.8	3.0	2.8
Interest Expense	4.5	6.5	13.3	10.8

Earnings Before Income Taxes	24.5	25.1	74.7	81.5
Income Tax Expense (Benefit)	0.2	(111.1)	(1.2)	(99.7)

Net Income	$24.3	$136.2	$75.9	$181.2

Calculation of Limited Partners’ Interest in Net Income:
Net income	$24.3	$136.2	$75.9	$181.2
Less:
Net income attributable to predecessor operations	—	112.4	1.6	157.4
General partner’s interest in net income	0.5	0.5	2.0	0.5

Limited partners’ interest in net income	$23.8	$23.3	$72.3	$23.3

Basic and diluted net income per limited partner unit	$0.34	$0.35	$1.05	$0.35
Weighted average limited partner units outstanding—basic and diluted	70.5	66.3	69.0	66.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$26.5	$14.9
Receivables, net	16.4	16.3
Other	5.3	5.1

Total current assets	48.2	36.3

Investments and Other Assets
Investments in unconsolidated affiliates	552.3	495.1
Goodwill	118.3	118.3
Other investments	69.4	154.8

Total investments and other assets	740.0	768.2

Property, Plant and Equipment
Cost	961.5	930.0
Less accumulated depreciation and amortization	151.6	133.7

Net property, plant and equipment	809.9	796.3

Regulatory Assets and Deferred Debits	10.5	10.5

Total Assets	$1,608.6	$1,611.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$11.9	$7.6
Taxes accrued	3.4	3.5
Interest accrued	3.0	1.6
Natural gas imbalance payables	5.9	3.4
Note payable—affiliates	50.0	50.0
Other	8.5	7.5

Total current liabilities	82.7	73.6

Long-term Debt	390.0	400.0

Deferred Credits and Other Liabilities
Deferred income taxes	8.8	10.7
Other	3.1	3.3

Total deferred credits and other liabilities	11.9	14.0

Commitments and Contingencies

Partners’ Capital
Predecessor equity	—	98.4
Common units (48.9 million and 44.6 million units outstanding at September 30, 2008 and December 31, 2007, respectively)	794.7	699.3
Subordinated units (21.6 million units outstanding)	304.7	303.5
General partner units (1.4 million units outstanding)	21.5	19.0
Accumulated other comprehensive income	3.1	3.5

Total partners’ capital	1,124.0	1,123.7

Total Liabilities and Partners’ Capital	$1,608.6	$1,611.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75.9	$181.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.6	20.0
Deferred income tax benefit	(1.9)	(104.5)
Equity in earnings of unconsolidated affiliates	(45.2)	(41.5)
Distributions received from unconsolidated affiliates	52.5	9.1
Other	3.2	(2.3)

Net cash provided by operating activities	104.1	62.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28.0)	(22.3)
Investment expenditures	(64.5)	(14.8)
Acquisition of Saltville and P-25 pipeline	(4.7)	—
Proceeds from sales of assets	—	8.3
Purchases of available-for-sale securities	(1,006.3)	(1,132.7)
Proceeds from sales and maturities of available-for-sale securities	1,091.6	948.4

Net cash used in investing activities	(11.9)	(213.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	1,200.0	319.0
Payments for the redemption of debt under credit facilities	(1,210.0)	(10.0)
Proceeds from issuance of common units	—	230.0
Distributions to partners	(69.8)	—
Dividends to parent	—	(12.5)
Transfers to parent, net	(0.8)	(358.1)

Net cash provided by (used in) financing activities	(80.6)	168.4

Net increase in cash and cash equivalents	11.6	17.3
Cash and cash equivalents at beginning of period	14.9	—

Cash and cash equivalents at end of period	$26.5	$17.3

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Predecessor Equity	Partners’ Capital			Accumulated Other Comprehensive Income	Total
		Limited Partners		General Partner
		Common	Subordinated
December 31, 2007	$98.4	$699.3	$303.5	$19.0	$3.5	$1,123.7
Net income	1.6	49.7	22.6	2.0	—	75.9
Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Acquisition of Saltville and P-25 pipeline	(99.2)	—	—	—	—	(99.2)
Excess purchase price over net acquired assets	—	(7.6)	—	(0.2)	—	(7.8)
Issuance of units	—	100.2	—	2.1	—	102.3
Attributed deferred tax benefit	—	0.1	—	—	—	0.1
Unrealized mark-to-market net loss on hedges	—	—	—	—	(0.2)	(0.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)
Distributions to partners	—	(47.0)	(21.4)	(1.4)	—	(69.8)

September 30, 2008	$—	$794.7	$304.7	$21.5	$3.1	$1,124.0

December 31, 2006	$1,093.3	$—	$—	$—	$3.8	$1,097.1
Net income	157.4	15.7	7.6	0.5	—	181.2
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)
Dividends to parent	(12.5)	—	—	—	—	(12.5)
Net change in parent advances	(361.9)	—	—	—	—	(361.9)
Conversion to Spectra Energy Partners, LP	(775.3)	457.7	298.9	18.7	—	—
Issuance of common units	—	230.0	—	—	—	230.0

September 30, 2007	$101.0	$703.4	$306.5	$19.2	$3.6	$1,133.7

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

On July 2, 2007, Spectra Energy Partners completed its IPO. Spectra Energy Partners issued 11.5 million common units to the public, representing 17% of its then outstanding equity. Spectra Energy retained an 83% equity interest in Spectra Energy Partners, including common units, subordinated units and a 2% general partner interest. Spectra Energy also holds incentive distribution rights.

Acquisitions. On April 4, 2008, Spectra Energy Partners completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from Spectra Energy (collectively, hereafter referred to as the “Saltville acquisition”). The Saltville acquisition represented a transfer of entities under common control. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein have been recast to include the historical results of Saltville and the P-25 pipeline for all periods presented. See Note 2 for further discussion.

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

Spectra Energy Partners generally accounts for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where it has the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for Spectra Energy Partners reflect the consolidation of East Tennessee and Saltville, and the investments in Market Hub and Gulfstream using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

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

Condensed Consolidated Statements of Operations. The historical Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2007 have been recast to retroactively reflect the Saltville acquisition, as presented below.

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Previously Reported	Saltville	Eliminations	As Recast	Previously Reported	Saltville	Eliminations	As Recast
	(in millions)
Operating Revenues
Transportation of natural gas	$23.8	$0.7	$—	$24.5	$72.4	$2.1	$(0.3)	$74.2
Storage of natural gas and other	—	4.1	—	4.1	1.5	15.8	(1.1)	16.2

Total operating revenues	23.8	4.8	—	28.6	73.9	17.9	(1.4)	90.4

Operating Expenses
Operating, maintenance and other	6.6	2.0	—	8.6	13.4	8.2	(1.4)	20.2
Depreciation and amortization	7.5	1.3	—	8.8	17.5	2.5	—	20.0
Property and other taxes	0.7	0.3	—	1.0	1.6	1.1	—	2.7

Total operating expenses	14.8	3.6	—	18.4	32.5	11.8	(1.4)	42.9

Operating Income	9.0	1.2	—	10.2	41.4	6.1	—	47.5

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	18.5	—	—	18.5	41.5	—	—	41.5
Other income and expenses, net	0.1	—	—	0.1	0.4	0.1	—	0.5

Total other income and expenses	18.6	—	—	18.6	41.9	0.1	—	42.0

Interest Income	2.8	—	—	2.8	2.8	—	—	2.8
Interest Expense	6.5	—	—	6.5	10.8	—	—	10.8

Earnings Before Income Taxes	23.9	1.2	—	25.1	75.3	6.2	—	81.5
Income Tax Expense (Benefit)	(110.4)	(0.7)	—	(111.1)	(99.8)	0.1	—	(99.7)

Net Income	$134.3	$1.9	$—	$136.2	$175.1	$6.1	$—	$181.2

Condensed Consolidated Balance Sheet. The historical Condensed Consolidated Balance Sheet as of December 31, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	December 31, 2007
	Previously Reported	Saltville	Eliminations	As Recast
	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$14.9	$—	$—	$14.9
Receivables, net	16.5	3.2	(3.4)	16.3
Other	5.0	0.1	—	5.1

Total current assets	36.4	3.3	(3.4)	36.3

Investments and Other Assets
Investments in unconsolidated affiliates	495.1	—	—	495.1
Goodwill	118.3	—	—	118.3
Other investments	154.8	—	—	154.8

Total investments and other assets	768.2	—	—	768.2

Property, Plant and Equipment
Cost	821.4	108.6	—	930.0
Less accumulated depreciation and amortization	128.8	4.9	—	133.7

Net property, plant and equipment	692.6	103.7	—	796.3

Regulatory Assets and Deferred Debits	10.4	0.1	—	10.5

Total Assets	$1,507.6	$107.1	$(3.4)	$1,611.3

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$7.0	$0.6	$—	$7.6
Taxes accrued	2.9	0.6	—	3.5
Interest accrued	1.6	—	—	1.6
Natural gas imbalance payables	4.0	2.8	(3.4)	3.4
Note payable—affiliates	50.0	—	—	50.0
Other	5.8	1.7	—	7.5

Total current liabilities	71.3	5.7	(3.4)	73.6

Long-term Debt	400.0	—	—	400.0

Deferred Credit and Other Liabilities
Deferred income taxes	8.4	2.3	—	10.7
Other	2.6	0.7	—	3.3

Total deferred credits and other liabilities	11.0	3.0	—	14.0

Partners’ Capital
Predecessor equity	—	98.4	—	98.4
Common units	699.3	—	—	699.3
Subordinated units	303.5	—	—	303.5
General partner units	19.0	—	—	19.0
Accumulated other comprehensive income	3.5	—	—	3.5

Total partners’ capital	1,025.3	98.4	—	1,123.7

Total Liabilities and Partners’ Capital	$1,507.6	$107.1	$(3.4)	$1,611.3

Condensed Consolidated Statement of Cash Flows. The historical Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Nine Months Ended September 30, 2007
	Previously Reported	Saltville	As Recast
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$175.1	$6.1	$181.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.5	2.5	20.0
Deferred income tax expense (benefit)	(104.8)	0.3	(104.5)
Equity in earnings of unconsolidated affiliates	(41.5)	—	(41.5)
Distributions received from unconsolidated affiliates	9.1	—	9.1
Other	(1.4)	(0.9)	(2.3)

Net cash provided by operating activities	54.0	8.0	62.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19.1)	(3.2)	(22.3)
Investment expenditures	(14.8)	—	(14.8)
Proceeds from sales of assets	—	8.3	8.3
Purchases of available-for-sale securities	(1,132.7)	—	(1,132.7)
Proceeds from sales and maturities of available-for-sale securities	948.4	—	948.4

Net cash provided by (used in) investing activities	(218.2)	5.1	(213.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	319.0	—	319.0
Payments for the redemption of debt under credit facilities	(10.0)	—	(10.0)
Proceeds from issuance of common units	230.0	—	230.0
Dividends to parent	(12.5)	—	(12.5)
Transfers to parent, net	(345.0)	(13.1)	(358.1)

Net cash provided by (used in) financing activities	181.5	(13.1)	168.4

Net increase in cash and cash equivalents	17.3	—	17.3
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$17.3	$—	$17.3

Condensed Consolidated Statement of Partners’ Capital. The historical Condensed Consolidated Statement of Partners’ Capital for the nine months ended September 30, 2007 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Previously Reported	Saltville	As Recast
	(in millions)
December 31, 2006	$989.1	$108.0	$1,097.1
Net income	175.1	6.1	181.2
Reclassification of cash flow hedges into earnings	(0.2)	—	(0.2)
Dividends to parent	(12.5)	—	(12.5)
Net change in parent advances	(348.8)	(13.1)	(361.9)
Issuance of common units	230.0	—	230.0

September 30, 2007	$1,032.7	$101.0	$1,133.7

3. Income Taxes

Income taxes with respect to Spectra Energy Partners’ East Tennessee and Saltville operations were calculated by Spectra Energy Partners in 2007 on the basis of their separate company income and deductions in accordance with established practices of Spectra Energy.

In conjunction with the contribution by Spectra Energy of the ownership of East Tennessee to Spectra Energy Partners immediately prior to the IPO, $110.5 million of federal income tax liabilities outstanding at June 30, 2007 were eliminated and recorded as a benefit to Income Tax Expense (Benefit) on the Condensed Consolidated Statements of Operations. Effective July 2, 2007, as a result of Spectra Energy Partners’ master limited partnership (MLP) structure, Spectra Energy Partners is no longer subject to federal income taxes, but is still subject to Tennessee state income tax.

On April 4, 2008, Spectra Energy Partners completed the Saltville acquisition, which was treated as a transfer of entities under common control as discussed in Note 1. Accordingly, the income tax effects associated with Saltville’s operations prior to the acquisition are reflected in the Condensed Consolidated Statements of Operations. In addition, in the second quarter of 2008, in connection with the acquisition and the resulting change in tax status of Saltville, $2.5 million of deferred income tax liabilities were eliminated and recorded as a benefit to Income Tax Expense (Benefit).

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

Gas Transportation and Storage includes East Tennessee and Saltville. This segment provides interstate transportation and storage of natural gas and the storage and redelivery of liquefied natural gas (LNG) for customers in the southeastern United States. These operations are primarily subject to the FERC’s and the Department of Transportation’s (DOT’s) rules and regulations.

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

Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues
Gas Transportation and Storage	$29.5	$28.6	$91.7	$90.4
Other	—	—	—	—

Total operating revenues	$29.5	$28.6	$91.7	$90.4

Segment EBIT
Gas Transportation and Storage	$13.3	$11.4	$46.1	$49.0
Other	15.0	17.4	38.9	40.5

Total EBIT	28.3	28.8	85.0	89.5
Interest income	0.7	2.8	3.0	2.8
Interest expense	4.5	6.5	13.3	10.8

Earnings before income taxes	$24.5	$25.1	$74.7	$81.5

	September 30, 2008	December 31, 2007
	(in millions)
Segment Assets
Gas Transportation and Storage	$977.2	$968.1
Other	631.4	643.2

Total assets	$1,608.6	$1,611.3

5. Regulatory Matters

Saltville. In April 2008, Saltville initiated a rate proceeding to satisfy a certificate condition relating to a cost and revenue study, and to reflect certain changes in costs and revenues from assumptions underlying current rates. The proposed rates were accepted by the FERC in April 2008, subject to a five-month suspension, and became effective September 1, 2008, subject to refund and pending conclusion of the rate proceeding. In August 2008, the participants to the proceeding reached an agreement in principle on a settlement resolving all issues set for hearing. In early October 2008, Saltville filed the settlement agreement and a motion to suspend the procedural schedule with the FERC. The motion was granted by the FERC in October 2008.

6. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$24.3	$136.2	$75.9	$181.2
Unrealized mark-to-market net loss on hedges	(0.6)	—	(0.2)	—
Reclassification of cash flow hedges into earnings	—	—	(0.2)	(0.2)

Total comprehensive income	$23.7	$136.2	$75.5	$181.0

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

The following table presents Spectra Energy Partners’ net income per limited partner unit calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except per-unit amounts)
Net income	$24.3	$136.2	$75.9	$181.2
Less:
Net income attributable to predecessor operations	—	112.4	1.6	157.4
General partner’s interest in net income—2%	0.5	0.5	1.5	0.5
General partner’s interest in net income attributable to incentive distribution rights	—	—	0.5	—

Limited partners’ interest in net income	$23.8	$23.3	$72.3	$23.3

Net income allocable to common units	$16.5	$15.7	$49.7	$15.7
Net income allocable to subordinated units	7.3	7.6	22.6	7.6

Limited partners’ interest in net income	$23.8	$23.3	$72.3	$23.3

Weighted average limited partner units outstanding—basic and diluted
Common units	48.9	44.7	47.4	44.7
Subordinated units	21.6	21.6	21.6	21.6

Total	70.5	66.3	69.0	66.3

Net income per limited partner unit—basic and diluted
Common units	$0.34	$0.35	$1.05	$0.35
Subordinated units	$0.34	$0.35	$1.05	$0.35

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

Incentive Distribution Rights. The general partner holds incentive distribution rights in accordance with the partnership agreement as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Per-Unit Amount	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%

To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common and subordinated units.

8. Investments in Unconsolidated Affiliates

Spectra Energy Partners’ investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub. Spectra Energy Partners received distributions from Gulfstream of $20.4 million in the nine months ended September 30, 2008 and $9.1 million during the same period in 2007. Spectra Energy Partners received distributions from Market Hub of $32.1 million in the nine months ended September 30, 2008. No distributions from Market Hub were received during the same period in 2007.

Investments in Unconsolidated Affiliates

	September 30, 2008	December 31, 2007
	(in millions)
Gulfstream	$251.1	$211.3
Market Hub	301.2	283.8

Total	$552.3	$495.1

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Gulfstream	$8.6	$9.9	$20.4	$18.4
Market Hub	9.0	8.6	24.8	23.1

Total	$17.6	$18.5	$45.2	$41.5

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Gulfstream
Operating revenues	$60.5	$56.9	$152.9	$141.1
Operating expenses	15.5	5.3	45.2	31.9
Operating income	44.4	51.6	107.1	109.2
Net income	36.8	40.2	83.0	74.8

Market Hub
Operating revenues	$25.7	$24.8	$72.8	$69.1
Operating expenses	8.1	7.7	23.7	21.0
Operating income	17.6	17.1	49.1	48.1
Net income	18.1	17.1	50.6	46.2

9. Goodwill

Spectra Energy Partners has completed its annual goodwill impairment test as of August 31, 2008 and no impairments were identified. Spectra Energy Partners primarily uses a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy Partners incorporates expected long-term growth rates, regulatory stability and the ability to renew contracts, as well as other factors that affect its revenue, expense and capital expenditure projections.

10. Debt and Credit Facility

				Outstanding as of September 30, 2008
Credit Facility Summary	Expiration Date	Credit Facility Capacity		Term Loan	Revolving Loan	Total
	(in millions)
Spectra Energy Partners, LP	2012	$500.0	(a)	$68.0	$172.0	$240.0

(a)	Lehman Brothers Commercial Bank (Lehman), a subsidiary of Lehman Brothers Holding, Inc., is a lender in this facility. As Lehman Brothers Holding, Inc. has filed bankruptcy, Spectra Energy Partners considers $16.1 million of unfunded commitment from Lehman to be unavailable.

Spectra Energy Partners’ obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $69.3 million at September 30, 2008 and $154.6 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets—Other Investments on the Condensed Consolidated Balance Sheets.

The credit facility prohibits Spectra Energy Partners from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting Spectra Energy Partners’ ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. As of September 30, 2008, Spectra Energy Partners was in compliance with those covenants. The credit facility does not contain material adverse change clauses.

Long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of September 30, 2008 and December 31, 2007. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of September 30, 2008, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.

11. Fair Value Measurements

Effective January 1, 2008, Spectra Energy Partners adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Spectra Energy Partners’ market assumptions. In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents, for each of the fair value hierarchy levels, Spectra Energy Partners’ assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008.

Description	Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Investments and other assets-other investments	$69.3	$—	$69.3	$—
Interest rate swap assets	Investments and other assets-other investments	0.1	—	0.1	—

Total Assets		$69.4	$—	$69.4	$—

Interest rate swap liabilities	Deferred credits and other liabilities -other	$0.3	$—	$0.3	$—

Total Liabilities		$0.3	$—	$0.3	$—

Level 2 Valuation Techniques

Fair values of Spectra Energy Partners’ available-for-sale securities, primarily fixed-income debt instruments and money market funds that are actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

12. Commitments and Contingencies

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

13. Interest Rate Hedges

In June 2008, Spectra Energy Partners entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate Spectra Energy Partners’ exposure to variable interest rates on $140 million of loans outstanding under the revolving loan facility. These interest rate swaps were designated as effective cash flow hedges. Through September 30, 2008, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in Accumulated Other Comprehensive Income (AOCI) in the Condensed Consolidated Balance Sheets. It is estimated that $(0.3) million of the amount reported in AOCI at September 30, 2008 will be reclassified into earnings during the next 12 months.

At inception, Spectra Energy Partners prepares documentation for hedge relationships in accordance with SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities,” as amended. Spectra Energy Partners documents hedging activity by transaction type and risk management strategy. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in AOCI until earnings are affected by the hedged transaction. Hedge accounting is discontinued prospectively when it is determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting prospectively.

14. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the nine months ended September 30, 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy Partners effective January 1, 2008 did not have a material impact on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows. See Note 11 for further discussion. Spectra Energy Partners has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test until 2009 as permitted.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions in fair values resulting from a change in the valuation technique or its application would be accounted for as a change in accounting estimate. The adoption of FSP No. FAS 157-3 had no impact on Spectra Energy Partners’ consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy Partners has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

The following new accounting pronouncements have been issued, but have not yet been adopted as of September 30, 2008:

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.

EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” In March 2008, the FASB ratified a consensus reached by the EITF that addresses the application of the two-class method for MLPs when incentive distribution rights (IDRs) are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of earnings per unit (EPU) should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The guidance in EITF 07-4 is effective for periods that begin after December 15, 2008, and would be accounted for as a change in accounting principle through retrospective application. Early application is not permitted. As Spectra Energy Partners currently follows the guidance of EITF 03-6, no change to Spectra Energy Partners’ current practice of computing net income per limited partner unit is anticipated. However, because the distributions to IDR holders are limited to available cash, the EPU attributable to IDRs will continue to be limited to available cash.

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

For the three months ended September 30, 2008, Spectra Energy Partners reported net income of $24.3 million compared to net income of $136.2 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, Spectra Energy Partners reported net income of $75.9 million compared to net income of $181.2 million for the nine months ended September 30, 2007. The decreases resulted primarily from the recognition of $110.5 million in income tax benefits in the third quarter of 2007 due to the elimination of deferred income tax liabilities in conjunction with the IPO, lower net pipeline fuel recoveries, and general and administration costs associated with managing Spectra Energy Partners post-IPO, partially offset by higher demand for transportation and storage services in the current periods.

The consolidated results of operations, financial position and cash flows for periods prior to Spectra Energy Partner’s IPO on July 2, 2007 and for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations, financial position and cash flows had those entities operated separately during those periods.

Spectra Energy Partners continues to deliver on its primary business objective of increasing cash distributions per unit. Per-unit cash distributions of $0.32 in the first quarter of 2008, $0.33 in the second quarter and $0.34 in the third quarter represented increases of 7%, 3% and 3%, respectively, over the previous quarter’s distribution. A cash distribution of $0.35 per unit was declared in October 2008, representing a 3% increase over the previous distribution and the fourth consecutive quarterly increase.

During the third quarter of 2008, East Tennessee, Gulfstream and Market Hub Partners placed new expansion projects into service with new firm revenues contributing to the available cash to support Spectra Energy Partners’ cash distributions.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$29.5	$28.6	$0.9	$91.7	$90.4	$1.3
Operating, maintenance and other expense	12.7	9.6	3.1	33.1	22.9	10.2
Depreciation and amortization	6.5	8.8	(2.3)	19.6	20.0	(0.4)

Operating income	10.3	10.2	0.1	39.0	47.5	(8.5)
Equity in earnings of unconsolidated affiliates	17.6	18.5	(0.9)	45.2	41.5	3.7
Other income and expenses, net	0.4	0.1	0.3	0.8	0.5	0.3
Interest income	0.7	2.8	(2.1)	3.0	2.8	0.2
Interest expense	4.5	6.5	(2.0)	13.3	10.8	2.5

Earnings before income taxes	24.5	25.1	(0.6)	74.7	81.5	(6.8)
Income tax expense (benefit)	0.2	(111.1)	111.3	(1.2)	(99.7)	98.5

Net income	$24.3	$136.2	$(111.9)	$75.9	$181.2	$(105.3)

Adjusted EBITDA (a)	$16.8	$19.0	$(2.2)	$58.6	$67.5	$(8.9)
Cash Available for Distribution (a)	36.9	38.6	(1.7)	95.2	104.7	(9.5)

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $0.9 million increase was driven primarily from new firm transportation contracts on East Tennessee’s Patriot system.

Operating, Maintenance and Other Expense. The $3.1 million increase was driven primarily by:

•	a $1.0 million increase from lower net pipeline fuel recoveries recognized by East Tennessee in the 2008 period compared to the 2007 period,

•	a $1.6 million increase in general and administrative costs due primarily to increased governance costs, and audit and legal fees associated with the Saltville acquisition in 2008, and

•

a $0.5 million project development cost increase associated with the Greenway expansion. In accordance with Spectra Energy Partners’ policy, project development costs are initially expensed until it is determined that recovery of such costs through regulated revenues of the completed project is probable, at which time inception-to-date costs of the project are capitalized and operating expenses are reduced.

Depreciation and Amortization. The $2.3 million decrease was driven primarily by a depreciation rate adjustment on the Jewell Ridge expansion project in 2007.

Equity in Earnings of Unconsolidated Affiliates. The $0.9 million decrease consisted of a $1.3 million decrease in equity earnings from Gulfstream and a $0.4 million increase from Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$60.5	$56.9	$3.6
Operating, maintenance and other expense	8.0	(2.2)	10.2
Depreciation and amortization	7.5	7.5	—
Loss on sale of assets, net	(0.6)	—	(0.6)
Other income and expenses, net	3.2	0.6	2.6
Interest expense	10.8	12.0	(1.2)

Net income	$36.8	$40.2	$(3.4)

Spectra Energy Partners’ share	$8.6	$9.9	$(1.3)

Gulfstream—Owned 24.5%

Gulfstream’s net income decreased $3.4 million to $36.8 million for the three-month period in 2008 compared to $40.2 million for the same period in 2007. The decrease was driven primarily by:

•

a $10.2 million increase in operating, maintenance and other expense due primarily to the capitalization of $7.0 million of previously expensed project development costs in the 2007 period, higher ad valorem expense of $1.0 million due to a favorable valuation adjustment in 2007, a $1.0 million increase in pipeline operating and maintenance expenses associated with incremental facilities added as part of Gulfstream’s Phase III and Phase IV expansion projects, and $0.4 million in higher project development expenses compared to the prior-year period, mostly offset by

•	a $3.6 million increase in revenues primarily from the Phase III and Phase IV expansion contracts,

•

a $2.6 million increase in other income and expenses, net driven primarily by a $2.4 million increase in allowance for funds used during construction (AFUDC) (equity component) as a result of capital expenditures for the Phase III and Phase IV expansion projects, and

•	a $1.2 million decrease in interest expense resulting from higher interest costs capitalized as a result of capital expenditures for the Phase III and Phase IV expansion projects.

	Three Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$25.7	$24.8	$0.9
Operating, maintenance and other expense	5.4	5.2	0.2
Depreciation and amortization	2.7	2.4	0.3
Other income and expenses, net	0.2	(0.1)	0.3
Interest income	0.7	0.9	(0.2)
Interest expense	0.2	0.9	(0.7)
Income tax expense	0.2	—	0.2

Net income	$18.1	$17.1	$1.0

Spectra Energy Partners’ share	$9.0	$8.6	$0.4

Market Hub—Owned 50%

Market Hub’s net income increased $1.0 million to $18.1 million for the three-month period in 2008 compared to $17.1 million for the same period in 2007. The increase was driven primarily by:

•

a $0.9 million increase in revenues driven by an increase of $3.5 million in firm storage revenues due to the completion of the Egan Cavern 4 expansion, partially offset by a decrease in interruptible services of $2.6 million driven by market demand, and

•	a $0.7 million decrease in interest expense primarily due to lower interest rates associated with collateral held from counterparties and affiliates, partially offset by

•	a $0.3 million increase in depreciation expense primarily due to the Egan expansion,

•	a $0.2 million decrease in interest income due to lower interest rates on notes receivable with affiliates issued in the third quarter of 2007,

•	a $0.2 million increase in operating, maintenance and other expense due primarily to timing of expenses between the quarters and mostly offset by higher fuel recoveries, and

•	a $0.2 million increase in Texas income (margin) tax expense.

Interest Income. The $2.1 million decrease was due to the sale of marketable securities held by Spectra Energy Partners that were originally purchased with a portion of the IPO proceeds in July 2007. These securities are pledged as collateral to secure the term loan portion of Spectra Energy Partners’ credit facility entered into on July 2, 2007. As the term loan is reduced, securities are sold.

Interest Expense. The $2.0 million decrease was due to lower interest rates on term and revolver borrowings.

Income Tax Expense (Benefit). Spectra Energy Partners’ income tax expense for the three months ended September 30, 2008 was $0.2 million compared to an income tax benefit of $111.1 million in the same period in 2007. As previously discussed, Spectra Energy Partners recorded a one-time benefit of $110.5 million in the third quarter of 2007 from the reversal of deferred income tax liabilities. Effective July 2, 2007, as a result of Spectra Energy Partners’ MLP structure, Spectra Energy Partners is no longer subject to federal income taxes.

Nine Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $1.3 million increase was driven primarily by a $3.8 million increase from new firm transportation contracts on East Tennessee’s Jewell Ridge lateral and Patriot systems, partially offset by the absence of $2.5 million of salt sales during 2008 due to the sale of the salt plant in the second quarter of 2007.

Operating, Maintenance and Other Expense. The $10.2 million increase was driven primarily by:

•	a $5.7 million increase from lower net pipeline fuel recoveries recognized by East Tennessee in the 2008 period compared to the 2007 period, and

•	a $4.2 million increase in general and administrative public company costs as a result of corporate functions associated with managing Spectra Energy Partners post-IPO.

Equity in Earnings of Unconsolidated Affiliates. The $3.7 million increase consisted of a $2.0 million increase in equity earnings from Gulfstream and a $1.7 million increase from Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$152.9	$141.1	$11.8
Operating, maintenance and other expense	23.0	9.2	13.8
Depreciation and amortization	22.2	22.7	(0.5)
Loss on sale of assets, net	(0.6)	—	(0.6)
Other income and expenses, net	9.4	1.8	7.6
Interest expense	33.5	36.2	(2.7)

Net income	$83.0	$74.8	$8.2

Spectra Energy Partners’ share	$20.4	$18.4	$2.0

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $8.2 million to $83.0 million for the nine-month period in 2008 compared to $74.8 million for the same period in 2007. The increase was driven primarily by:

•

a $11.8 million increase in revenues driven by higher demand for interruptible and short-term firm transportation from generation customers caused by warmer weather and a favorable gas-to-fuel oil price differential compared to the prior period and the Phase III and Phase IV expansion contracts,

•

a $7.6 million increase in other income and expenses, net driven primarily by a $5.5 million increase in AFUDC as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects, and a $1.0 million increase related to the favorable resolution of a sales and use tax matter during the second quarter of 2008, and

•

a $2.7 million decrease in interest expense resulting from higher interest costs capitalized as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects, partially offset by

•

a $13.8 million increase in operating, maintenance and other expense primarily resulting from a $7.1 million increase in ad valorem tax expense due to the impact of a favorable valuation in 2007, a $2.8 million increase in project development costs due to the capitalization in 2007 of previously expensed costs related to the Phase IV expansion, $2.3 million of higher pipeline operations costs associated with overhauls in 2008, and $0.8 million in higher project development expenses compared to the prior-year period.

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$72.8	$69.1	$3.7
Operating, maintenance and other expense	15.8	14.4	1.4
Depreciation and amortization	7.9	6.6	1.3
Other income and expenses, net	0.2	0.1	0.1
Interest income	2.4	0.9	1.5
Interest expense	0.9	2.9	(2.0)
Income tax expense	0.2	—	0.2

Net income	$50.6	$46.2	$4.4

Spectra Energy Partners’ share	$24.8	$23.1	$1.7

Market Hub — Owned 50%

Market Hub’s net income increased $4.4 million to $50.6 million for the nine-month period in 2008 compared to $46.2 million for the same period in 2007. The increase was driven primarily by:

•

a $3.7 million increase in revenues driven by an increase of $7.7 million in firm storage revenues due to the completion of the Egan Cavern 4 expansion, partially offset by a decrease in interruptible services of $4.1 million driven by market demand,

•	a $1.5 million increase in interest income due to notes receivable with affiliates issued in the third quarter of 2007, and

•	a $2.0 million decrease in interest expense primarily due to lower interest rates associated with collateral held from counterparties and affiliates, partially offset by

•

a $1.4 million increase in operating, maintenance and other expense resulting primarily from a $0.5 million increase in ad valorem tax expense primarily due to a favorable valuation in the first quarter 2007, and a $0.5 million increase in operating expenses due to the Egan expansion in 2007 and lower net fuel recoveries in 2008, and

•	a $1.3 million increase in depreciation expense primarily due to the Egan expansion placed in service in July 2007.

Interest Income. The $0.2 million increase was due to interest earned on marketable securities purchased with a portion of the IPO proceeds in July 2007.

Interest Expense. The $2.5 million increase was due to term and revolver borrowings entered into on July 2, 2007.

Income Tax Expense (Benefit). Spectra Energy Partners’ income tax benefit for the nine months ended September 30, 2008 was $1.2 million compared to an income tax benefit of $99.7 million in the same period in 2007. As previously discussed, Spectra Energy Partners recorded a one-time benefit of $110.5 million in the third quarter of 2007 from the reversal of deferred income tax liabilities. Effective July 2, 2007, as a result of Spectra Energy Partners’ MLP structure, Spectra Energy Partners is no longer subject to federal income taxes. In addition, a tax benefit of $2.5 million was recognized in the second quarter of 2008 due to the elimination of deferred income tax liabilities associated with the Saltville entities’ change in tax status as a result of the acquisition by Spectra Energy Partners.

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

Significant drivers of variances in Adjusted EBITDA between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and scheduled payments of interest.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$24.3	$136.2	$75.9	$181.2
Add:
Interest expense	4.5	6.5	13.3	10.8
Income tax expense (benefit)	0.2	(111.1)	(1.2)	(99.7)
Depreciation and amortization	6.5	8.8	19.6	20.0
Less:
Interest income	0.7	2.8	3.0	2.8
Equity in earnings of Gulfstream	8.6	9.9	20.4	18.4
Equity in earnings of Market Hub	9.0	8.6	24.8	23.1
Other income, net	0.4	0.1	0.8	0.5

Adjusted EBITDA	16.8	19.0	58.6	67.5
Add:
Cash Available for Distribution from Gulfstream	12.7	14.0	25.4	25.9
Cash Available for Distribution from Market Hub	9.9	9.7	28.0	25.9
Less:
Cash paid for interest expense, net	1.3	1.0	8.5	5.2
Maintenance capital expenditures	1.2	3.1	8.3	9.4

Cash Available for Distribution	$36.9	$38.6	$95.2	$104.7

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net cash provided by operating activities	$30.1	$24.1	$104.1	$62.0
Interest income	(0.7)	(2.8)	(3.0)	(2.8)
Interest expense	4.5	6.5	13.3	10.8
Income tax expense—current	—	(0.5)	0.7	4.7
Distributions received from Gulfstream and Market Hub	(16.7)	(5.4)	(52.5)	(9.1)
Changes in operating working capital and other	(0.4)	(2.9)	(4.0)	1.9

Adjusted EBITDA	16.8	19.0	58.6	67.5
Add:
Cash Available for Distribution from Gulfstream	12.7	14.0	25.4	25.9
Cash Available for Distribution from Market Hub	9.9	9.7	28.0	25.9
Less:
Cash paid for interest expense, net	1.3	1.0	8.5	5.2
Maintenance capital expenditures	1.2	3.1	8.3	9.4

Cash Available for Distribution	$36.9	$38.6	$95.2	$104.7

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$36.8	$40.2	$83.0	$74.8
Add:
Interest expense	10.8	12.0	33.5	36.2
Depreciation and amortization	7.5	7.5	22.2	22.7
Less:
Other income, net	3.2	0.6	9.4	1.8

Adjusted EBITDA—100%	51.9	59.1	129.3	131.9
Less:
Cash paid for interest expense, net	—	1.1	24.7	25.3
Maintenance capital expenditures	0.3	0.7	1.0	0.9

Cash Available for Distribution—100%	$51.6	$57.3	$103.6	$105.7

Adjusted EBITDA—24.5%	$12.7	$14.5	$31.7	$32.3
Cash Available for Distribution—24.5%	12.7	14.0	25.4	25.9

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$18.1	$17.1	$50.6	$46.2
Add:
Interest expense	0.2	0.9	0.9	2.9
Depreciation and amortization	2.7	2.4	7.9	6.6
Income tax expense	0.2	—	0.2	—
Less:
Interest income	0.7	0.9	2.4	0.9
Other income (expenses), net	0.2	(0.1)	0.2	0.1

Adjusted EBITDA—100%	20.3	19.6	57.0	54.7
Less:
Maintenance capital expenditures	0.5	0.3	1.0	2.9

Cash Available for Distribution—100%	$19.8	$19.3	$56.0	$51.8

Adjusted EBITDA—50%	$10.1	$9.8	$28.5	$27.4
Cash Available for Distribution—50%	9.9	9.7	28.0	25.9

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $42.1 million to $104.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was driven by a $43.4 million increase in distributions received from equity affiliates, primarily Market Hub. Effective with the IPO of Spectra Energy Partners, Market Hub is required to make distributions of its Available Cash to its partners, including Spectra Energy Partners.

Net working capital was negative $34.5 million as of September 30, 2008 compared to negative $37.3 million as of December 31, 2007, both of which included the $50.0 million note payable on demand to Market Hub. Spectra Energy Partners does not expect Market Hub to demand payment on this note during 2008. Spectra Energy Partners will rely primarily upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months. Future additional sources of liquidity include borrowings under the credit facility, cash realized from the liquidation of securities that are currently pledged under the credit facility, issuances of additional partnership units and/or debt offerings.

Investing Cash Flows

Cash flows used by investing activities totaled $11.9 million in the first nine months of 2008 compared to $213.1 million during the same period in 2007. The change was driven primarily by:

•

$184.3 million of net purchases of available-for-sale securities in the 2007 period that were held as collateral for the term loan as compared to $85.3 million of net proceeds in 2008 from the liquidation of such securities. As permitted by the terms of the credit facility, proceeds were used for capital and investment expenditures. This $269.6 million decrease in cash used was partially offset by

•	a $49.7 million increase in investment expenditures representing capital contributions to Gulfstream and Market Hub in 2008 used to fund their expansion projects,

•	the $4.7 million cash portion of the Saltville acquisition in the 2008 second quarter, and

•	proceeds from sales of assets in 2007 of $8.3 million.

Capital and investment expenditures for the nine months ended September 30, 2008 totaled $92.5 million and included $84.2 million for expansion projects, primarily at Gulfstream and Market Hub, and $8.3 million for East Tennessee and Saltville maintenance projects. Spectra Energy Partners estimates total 2008 capital and investment expenditures of approximately $135 million, of which $125 million is expected to be used for expansion projects primarily at Gulfstream and Market Hub and $10 million for maintenance and other projects.

In response to increased Appalachian production activity, East Tennessee held the Greenway Project open season in February 2008 and received strong demand for new capacity. These open season results provide opportunities for large multi-year projects. In addition, East Tennessee has smaller project opportunities from this open season that can be completed within the existing right-of-ways, like Greenway/Nora, the first project arising from the Greenway open season. Construction has begun and it is expected that this project will be in service by year-end 2008. In addition, East Tennessee conducted an open season in October 2008 for the Greenway-Blue Ridge expansion, which would provide additional firm capacity for customers wishing to move supply from the Appalachian producing region in southwest Virginia to an East Tennessee interconnect in North Carolina. East Tennessee continues to evaluate additional opportunities arising from the Greenway open seasons and is finalizing plans for a multi-year program.

Given Spectra Energy Partners’ objective of growth through acquisitions and expansions of existing assets, Spectra Energy Partners anticipates that it will continue to invest capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

Financing Cash Flows

Net cash used in financing activities totaled $80.6 million in the first nine months of 2008 compared to $168.4 million cash provided in the same prior-year period. This change was driven primarily by:

•	$309.0 million net issuances of long-term debt in 2007 as compared to a net reduction of $10.0 million in 2008,

•	$230.0 million of net cash received in the 2007 period from the issuance of common units to the public in Spectra Energy Partners’ IPO, and

•	$69.8 million of distributions to partners in 2008, partially offset by

•	$358.1 million of net transfers to parent in 2007, which included an initial cash distribution of $345.0 million to Spectra Energy on July 2, 2007, and

•	$12.5 million of dividends in 2007 by East Tennessee to its parent prior to the IPO.

Prior to the completion of the IPO, all of Spectra Energy Partners’ excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, the changes in cash provided by operating activities and cash used in investing activities were offset by cash flows of financing activities.

Available Credit Facility and Restrictive Debt Covenants. Credit markets in the U.S. have recently experienced varying degrees of volatility and contraction that has limited the supply of credit. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market, especially the financial services sector, which has culminated in the failure or consolidation of several large financial and investment institutions. During this credit contraction, Spectra Energy Partners has been able to draw on its committed and available credit facilities in amounts sufficient to fund liquidity needs.

Spectra Energy Partners has an outstanding credit facility with an aggregate of approximately $500 million in bank commitments, of which approximately $31 million ($16.1 million unfunded) were allocated to Lehman Brothers Commercial Bank (Lehman) as of September 30, 2008. As a result of the bankruptcy filing of Lehman’s parent, Spectra Energy Partners considers the unfunded commitment from Lehman to be unavailable. Currently, Spectra Energy Partners is working to identify replacement lenders for the portion of the credit facility currently held by Lehman. Spectra Energy Partners believes that the commitments of the other lenders under its credit facility is sufficient to fund its working capital and short-term requirements, and that a potential default by Lehman would not materially affect the liquidity of Spectra Energy Partners. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution to unitholders of $0.32 per unit was paid in the first quarter of 2008, $0.33 in the second quarter and $0.34 in the third quarter. A cash distribution of $0.35 per unit was declared on October 29, 2008, payable on November 14, 2008 to unitholders of record at the close of business on November 10, 2008.

OTHER ISSUES

New Accounting Pronouncements

See Note 14 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Spectra Energy Partners’ exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007. Except as related to the interest rate swap agreements entered into in June 2008 as described in Note 13 of Notes to Condensed Consolidated Financial Statements, management believes the exposure to market risk has not changed materially at September 30, 2008.

Recently, there have been significant equity and commodity market declines driven by general economic factors and credit concerns, primarily in the financial services sector. Spectra Energy Partners continues to utilize its established risk management policies and procedures to ensure the appropriate monitoring of customer credit positions and, based on current evaluations, does not expect any significant negative impacts associated with these positions. In addition, Spectra Energy Partners does not have a material amount of assets recorded at market value in its consolidated balance sheet, and therefore does not expect any significant effect from the market volatility currently being experienced.

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

Under the supervision and with the participation of management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

Under the supervision and with the participation of the management of Spectra Energy Partners’ General Partner, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy Partners has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy Partners’ Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy Partners’ financial condition or future results. There were no changes to those risk factors at September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 12, 2008		/S/ C. GREGORY HARPER
C. Gregory Harper President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: November 12, 2008		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC