Form 10-Q
period 2009-03-31
Spectra Energy Partners, LP
filed 2009-05-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-33556

SPECTRA ENERGY PARTNERS, LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-2232463
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5400 Westheimer Court

Houston, Texas 77056

(Address of principal executive offices, including zip code)

713-627-5400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 48,852,175 Common Units, 21,638,730 Subordinated Units and 1,438,291 General Partner Units outstanding as of May 1, 2009.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2009

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

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission and storage facilities;

•	the extent of success in connecting natural gas supplies to gathering, processing and transmission systems and in connecting to expanding gas markets;

•	the effects of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by the forward-looking statements; and

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Transportation of natural gas	$30.4	$27.2
Storage of natural gas and other	5.2	5.3

Total operating revenues	35.6	32.5

Operating Expenses
Operating, maintenance and other	10.8	10.0
Depreciation and amortization	6.7	6.6
Property and other taxes	2.1	0.2

Total operating expenses	19.6	16.8

Operating Income	16.0	15.7

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	16.8	12.6
Other income and expenses, net	—	0.1

Total other income and expenses	16.8	12.7

Interest Income	0.1	1.5
Interest Expense	4.0	5.0

Earnings Before Income Taxes	28.9	24.9
Income Tax Expense	0.4	0.8

Net Income	$28.5	$24.1

Calculation of Limited Partners’ Interest in Net Income:
Net income	$28.5	$24.1
Less:
Net income attributable to predecessor operations	—	1.6
General partner’s interest in net income	0.8	0.4

Limited partners’ interest in net income	$27.7	$22.1

Basic and diluted net income per limited partner unit	$0.39	$0.33
Weighted average limited partner units outstanding—basic and diluted	70.5	66.2
Distributions per limited partner unit	$0.36	$0.32

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$49.2	$30.9
Receivables, net	18.8	16.9
Other	2.9	4.5

Total current assets	70.9	52.3

Investments and Other Assets
Investments in unconsolidated affiliates	588.5	573.3
Goodwill	118.3	118.3
Other investments	—	31.6

Total investments and other assets	706.8	723.2

Property, Plant and Equipment
Cost	967.2	969.6
Less accumulated depreciation and amortization	158.1	154.4

Net property, plant and equipment	809.1	815.2

Regulatory Assets and Deferred Debits	10.4	10.8

Total Assets	$1,597.2	$1,601.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$7.9	$12.0
Taxes accrued	1.5	2.4
Interest accrued	2.7	0.8
Note payable—affiliates	50.0	50.0
Other	5.7	10.7

Total current liabilities	67.8	75.9

Long-term Debt	390.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	9.1	8.8
Other	10.7	8.4

Total deferred credits and other liabilities	19.8	17.2

Commitments and Contingencies

Partners’ Capital
Common units (48.9 million units outstanding)	796.8	794.5
Subordinated units (21.6 million units outstanding)	305.8	304.7
General partner units (1.4 million units outstanding)	21.3	21.4
Accumulated other comprehensive loss	(4.3)	(2.2)

Total partners’ capital	1,119.6	1,118.4

Total Liabilities and Partners’ Capital	$1,597.2	$1,601.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28.5	$24.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.7	6.6
Deferred income tax expense	0.3	0.2
Equity in earnings of unconsolidated affiliates	(16.8)	(12.6)
Distributions received from unconsolidated affiliates	16.7	20.6
Other	(6.3)	(0.9)

Net cash provided by operating activities	29.1	38.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.8)	(4.3)
Investment expenditures	(14.6)	(12.1)
Purchases of available-for-sale securities	—	(401.6)
Proceeds from sales and maturities of available-for-sale securities	31.6	421.1

Net cash provided by investing activities	15.2	3.1

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	693.0	310.0
Payments for the redemption of debt under credit facilities	(693.0)	(318.0)
Distributions to partners	(26.0)	(21.7)
Transfers to parent, net	—	(0.8)

Net cash used in financing activities	(26.0)	(30.5)

Net increase in cash and cash equivalents	18.3	10.6
Cash and cash equivalents at beginning of period	30.9	14.9

Cash and cash equivalents at end of period	$49.2	$25.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/

PREDECESSOR EQUITY

(Unaudited)

(In millions)

	Predecessor Equity	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
		Limited Partners		General Partner
		Common	Subordinated
December 31, 2008	$—	$794.5	$304.7	$21.4	$(2.2)	$1,118.4
Net income	—	19.3	8.6	0.6	—	28.5
Unrealized mark-to-market net loss on hedges	—	—	—	—	(3.2)	(3.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	1.1	1.1
Attributed deferred tax benefit	—	0.2	0.1	—	—	0.3
Distributions to partners	—	(17.5)	(7.8)	(0.7)	—	(26.0)
Other, net	—	0.3	0.2	—	—	0.5

March 31, 2009	$—	$796.8	$305.8	$21.3	$(4.3)	$1,119.6

December 31, 2007	$98.4	$699.3	$303.5	$19.0	$3.5	$1,123.7
Net income	1.6	14.9	7.2	0.4	—	24.1
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.1)	(0.1)
Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Distributions to partners	—	(14.3)	(7.0)	(0.4)	—	(21.7)

March 31, 2008	$99.2	$699.9	$303.7	$19.0	$3.4	$1,125.2

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The terms “we,” “our,” “us” and “Spectra Energy Partners” as used in this report refer collectively to Spectra Energy Partners, LP and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Spectra Energy Partners.

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

Acquisitions. On April 4, 2008, we completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from a wholly owned subsidiary of Spectra Energy Corp (Spectra Energy) (collectively, hereafter referred to as the “Saltville acquisition”). The Saltville acquisition represented a transfer of entities under common control. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein have been recast to include the historical results of Saltville and the P-25 pipeline for all periods presented. See Note 2 for further discussion.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts, our majority-owned subsidiaries where we have control and those variable interest entities, if any, where we are the primary beneficiary. The historical data for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations had those entities been operated separately during those periods. Because a direct ownership relationship did not exist among the entities comprising our partnership prior to the Saltville acquisition on April 4, 2008, the net investment in our partnership is shown as Predecessor Equity in the applicable Condensed Consolidated Financial Statements.

We generally account for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for our partnership reflect the consolidation of East Tennessee Natural Gas, LLC (East Tennessee) and Saltville in which we own 100%, our 50% investment in Market Hub Partners Holding (Market Hub) and our 24.5% investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.

These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisitions

Saltville. On April 4, 2008, we completed the Saltville acquisition from Spectra Energy at a purchase price of $107.0 million, which included the issuance of 4,207,641 common units and 85,870 general partner units, and a cash payment of $4.7 million to Spectra Energy. Saltville assets include three separate natural gas storage facilities adjacent to the East Tennessee system in southwest Virginia with approximately 5.5 billion cubic feet of working capacity. The P-25 pipeline, now part of the operations of East Tennessee, is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 million cubic feet per day that runs parallel to the East Tennessee system in Virginia. The Saltville storage assets and the P-25 pipeline are strategically integrated with our East Tennessee system. The completion of the Saltville acquisition allows for a streamlined regulatory structure under Federal Energy Regulatory Commission (FERC) jurisdiction, an enhanced operational flexibility that will benefit both East Tennessee and Saltville customers and a broader array of organic expansion opportunities for our pipeline and storage assets.

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

Condensed Consolidated Statement of Operations. The historical Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2008 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Three Months Ended March 31, 2008
	Previously Reported	Saltville	Eliminations	As Recast
	(In millions)
Operating Revenues
Transportation of natural gas	$26.7	$0.8	$(0.3)	$27.2
Storage of natural gas and other	1.3	4.0	—	5.3

Total operating revenues	28.0	4.8	(0.3)	32.5

Operating Expenses
Operating, maintenance and other	8.0	2.3	(0.3)	10.0
Depreciation and amortization	5.9	0.7	—	6.6
Property and other taxes	0.5	(0.3)	—	0.2

Total operating expenses	14.4	2.7	(0.3)	16.8

Operating Income	13.6	2.1	—	15.7

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	12.6	—	—	12.6
Other income and expenses, net	0.1	—	—	0.1

Total other income and expenses	12.7	—	—	12.7

Interest Income	1.5	—	—	1.5

Interest Expense	5.0	—	—	5.0

Earnings Before Income Taxes	22.8	2.1	—	24.9

Income Tax Expense	0.3	0.5	—	0.8

Net Income	$22.5	$1.6	$—	$24.1

Condensed Consolidated Statement of Cash Flows. The historical Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Three Months Ended March 31, 2008
	Previously Reported	Saltville	As Recast
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22.5	$1.6	$24.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.9	0.7	6.6
Deferred income tax expense	0.1	0.1	0.2
Equity in earnings of unconsolidated affiliates	(12.6)	—	(12.6)
Distributions received from unconsolidated affiliates	20.6	—	20.6
Other	0.6	(1.5)	(0.9)

Net cash provided by operating activities	37.1	0.9	38.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.2)	(0.1)	(4.3)
Investment expenditures	(12.1)	—	(12.1)
Purchases of available-for-sale securities	(401.6)	—	(401.6)
Proceeds from sales and maturities of available-for-sale securities	421.1	—	421.1

Net cash provided by (used in) investing activities	3.2	(0.1)	3.1

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	310.0	—	310.0
Payments for the redemption of debt under credit facilities	(318.0)	—	(318.0)
Distributions to partners	(21.7)	—	(21.7)
Transfers to parent, net	—	(0.8)	(0.8)

Net cash used in financing activities	(29.7)	(0.8)	(30.5)

Net increase in cash and cash equivalents	10.6	—	10.6
Cash and cash equivalents at beginning of period	14.9	—	14.9

Cash and cash equivalents at end of period	$25.5	$—	$25.5

Condensed Consolidated Statement of Partners’ Capital. The historical Condensed Consolidated Statement of Partners’ Capital for the three months ended March 31, 2008 has been recast to retroactively reflect the Saltville acquisition, as presented below.

	Previously Reported	Saltville	As Recast
	(In millions)
December 31, 2007	$1,025.3	$98.4	$1,123.7
Net income	22.5	1.6	24.1
Reclassification of cash flow hedges into earnings	(0.1)	—	(0.1)
Net change in parent advances	—	(0.8)	(0.8)
Distributions to partners	(21.7)	—	(21.7)

March 31, 2008	$1,026.0	$99.2	$1,125.2

Other. On May 4, 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas). See Note 13 for further discussion.

3. Business Segments

Prior to the Saltville acquisition, East Tennessee was considered our sole reportable segment. Effective upon completion of the acquisition, we created a new business segment, Gas Transportation and Storage, that aligns our operations with the chief operating decision maker’s view of the business. All prior periods presented have been recast to conform the business segment disclosures to the new segment structure. Our business segment is considered to be the sole reportable segment under the guidance of Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Business Segment Data

	Three Months Ended March 31,
	2009	2008
	(In millions)
Operating revenues
Gas Transportation and Storage	$35.6	$32.5
Other	—	—

Total operating revenues	$35.6	$32.5

Segment EBIT
Gas Transportation and Storage	$19.9	$17.6
Other	12.9	10.8

Total EBIT	32.8	28.4
Interest income	0.1	1.5
Interest expense	4.0	5.0

Earnings before income taxes	$28.9	$24.9

4. Income Taxes

As a result of our master limited partnership (MLP) structure, we are not subject to federal income taxes, but are still subject to Tennessee state income tax. Market Hub and Gulfstream are not subject to federal income tax, but rather the taxable income or loss of these entities is reported on the income tax returns of the respective members. Market Hub is subject to Texas income (margin) taxes under a tax sharing agreement with Spectra Energy.

5. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$28.5	$24.1
Unrealized mark-to-market net loss on hedges	(3.2)	—
Reclassification of cash flow hedges into earnings	1.1	(0.1)

Total comprehensive income	$26.4	$24.0

6. Net Income Per Limited Partner Unit and Cash Distributions

We calculate net income per limited partner unit in accordance with Emerging Issues Task Force (EITF) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships.” EITF 07-4 establishes, among other things, that the calculation of earnings per unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Under the “two class” method of computing earnings per share previously described by SFAS No. 128, “Earnings Per Share,” we calculated earnings per unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeded the actual incentive distribution. Following the adoption of the guidance in EITF 07-4, we no longer calculate assumed incentive distributions. We adopted EITF 07-4 in January 2009, and have retrospectively applied it to all periods presented. The retrospective application of EITF 07-4 did not result in a change in earnings per unit for the three months ended March 31, 2008.

The following table presents our net income per limited partner unit calculations.

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$28.5	$24.1
Less:
Net income attributable to predecessor operations	—	1.6
General partner’s interest in net income—2%	0.5	0.4
General partner’s interest in net income attributable to incentive distribution rights	0.3	—

Limited partners’ interest in net income	$27.7	$22.1

Net income allocable to common units	$19.2	$14.9
Net income allocable to subordinated units	8.5	7.2

Limited partners’ interest in net income	$27.7	$22.1

Weighted average limited partner units outstanding—basic and diluted
Common units	48.9	44.6
Subordinated units	21.6	21.6

Total	70.5	66.2

Net income per limited partner unit—basic and diluted
Common units	$0.39	$0.33
Subordinated units	$0.39	$0.33

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

7. Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub. We received distributions from Gulfstream of $7.9 million in the three months ended March 31, 2009 and $8.2 million during the same period in 2008. We received distributions from Market Hub of $8.8 million in the three months ended March 31, 2009 and $12.4 million during the same period in 2008.

Investments in Unconsolidated Affiliates

	March 31, 2009	December 31, 2008
	(In millions)
Gulfstream	$257.2	$253.3
Market Hub	331.3	320.0

Total	$588.5	$573.3

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2009	2008
	(In millions)
Gulfstream	$6.9	$4.8
Market Hub	9.9	7.8

Total	$16.8	$12.6

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended March 31,
	2009	2008
	(In millions)
Gulfstream
Operating revenues	$56.2	$40.8
Operating expenses	16.1	13.9
Operating income	40.1	26.9
Net income	28.0	18.9

Market Hub
Operating revenues	$27.9	$21.9
Operating expenses	7.9	6.8
Operating income	20.0	15.1
Net income	19.9	15.7

8. Debt and Credit Facility

				Outstanding as of March 31, 2009
Credit Facility Summary	Expiration Date	Credit Facility Capacity		Term Loan	Revolving Loan	Total
	(In millions)
Spectra Energy Partners, LP	2012	$500.0	(a)	$—	$240.0	$240.0

(a)	Lehman Brothers Commercial Bank (Lehman), a subsidiary of Lehman Brothers Holding, Inc., is a lender in this facility. As Lehman Brothers Holding, Inc. has filed bankruptcy, we consider $16.1 million of unfunded commitment from Lehman to be unavailable.

The terms of our credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. We had no outstanding term loan balance and no investments in marketable securities pledged as collateral at March 31, 2009 and $31.6 of investments pledged at December 31, 2008. These investments are classified as Investments and Other Assets—Other Investments on the Condensed Consolidated Balance Sheets.

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, as defined in the credit agreement, to interest expense of 2.5 or greater. As of March 31, 2009, we were in compliance with those covenants. The credit facility does not contain material adverse change clauses.

Long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of March 31, 2009 and December 31, 2008. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of March 31, 2009, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.

On May 4, 2009, we borrowed under our existing credit facilities as well as under a credit facility agreement with Spectra Energy associated with the purchase of NOARK. See Note 13 for further discussion.

9. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, our assets and liabilities that are measured at fair value on a recurring basis:

		March 31, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(In millions)
Interest rate swap liabilities	Deferred credits and other liabilities—other	$7.8	$—	$7.8	$—

Total Liabilities		$7.8	$—	$7.8	$—

		December 31, 2008
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(In millions)
Available-for-sale securities	Other investments	$31.6	$6.9	$24.7	$—

Total Assets		$31.6	$6.9	$24.7	$—

Interest rate swap liabilities	Deferred credits and other liabilities—other	$5.6	$—	$5.6	$—

Total Liabilities		$5.6	$—	$5.6	$—

During 2009, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

10. Commitments and Contingencies

Environmental. We are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

11. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Interest Rate (Cash Flow) Hedges. Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure.

Derivative Portfolio Carrying Value as of March 31, 2009

Description	Maturity in 2009	Maturity in 2010	Maturity in 2011	Maturity in 2012 and Thereafter	Total Carrying Value
	(In millions)
Interest rate swap liabilities	$—	$0.8	$6.5	$0.5	$7.8

The amounts in the table above represent the liabilities for unrealized gains and losses on mark-to-market and hedging transactions on our Condensed Consolidated Balance Sheets and do not include derivative positions of our equity investments.

In June 2008, we entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140 million of loans outstanding under the revolving loan facility. In February 2009, we entered into a series of three-year interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40 million of loans outstanding under the revolving loan facility. As of March 31, 2009, the total notional amount of our interest rate swaps was $180.0 million. These interest rate swaps were designated as effective cash flow hedges. Through March 31, 2009, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in Accumulated Other Comprehensive Income (Loss) (AOCI) in the Condensed Consolidated Balance Sheets. It is estimated that $4.5 million of losses reported in AOCI at March 31, 2009 will be reclassified into earnings during the next 12 months.

The following table represents the effective portion of unrealized losses recorded in AOCI on the Condensed Consolidated Statement of Partners’ Capital. We had no interest rate derivative instruments for the three months ended March 31, 2008.

Derivatives under SFAS No. 133 Cash Flow Hedging Relationships	Three Months Ended March 31,
	2009	2008
	(In millions)
Cash flow hedges	$(3.2)	$—

The following table represents the effective portion of realized losses that has been reclassified from AOCI and recognized in Interest Expense in the Condensed Consolidated Statement of Operations. We had no interest rate derivative instruments for the three months ended March 31, 2008.

Loss reclassified from AOCI into Income (Effective Portion)	Condensed Consolidated Statements of Operations Caption	Three Months Ended March 31,
		2009	2008
		(In millions)
Cash flow hedges	Interest expense	$1.2	$—

The following table represents the location and fair value of our derivative instruments in the Condensed Consolidated Balance Sheets.

Liability Derivatives

Derivatives designated as hedging instruments under SFAS No. 133	Condensed Consolidated Balance Sheets Caption	March 31, 2009	December 31, 2008
		(In millions)
Cash flow hedges	Deferred credits and other liabilities-other	$7.8	$5.6

Credit Risk. Our principal customers for natural gas transportation and storage services are local distribution companies, utilities, industrial end-users, marketers, and exploration and production companies, located primarily throughout the southern and southeastern United States. We have concentrations of receivables from these industry sectors throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

12. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the three months ended March 31, 2009:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We expect that the adoption of provisions of SFAS No. 157 for our goodwill impairment test purposes will not have a material impact on our consolidated results of operations, financial position or cash flows.

SFAS No. 141R, “Business Combinations.” In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R requires the acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141R effective January 1, 2009.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS No. 161 effective January 1, 2009 as required. See Note 11 for the disclosures required by SFAS No. 161.

EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” In March 2008, the FASB ratified a consensus reached by the EITF that addresses the application of the two-class method for MLPs when incentive distribution rights (IDRs) are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of earnings per unit (EPU) should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The adoption of EITF 07-4 as of January 1, 2009 did not have a material impact on our computation of the net income per limited partner unit.

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

13. Subsequent Events

On May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. NOARK’s assets consist of 100% ownership interest in Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), a 565-mile FERC regulated interstate natural gas transmission pipeline system and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering), a 365-mile, fee-based, state regulated natural gas gathering system. The transaction was funded by $218.0 million drawn on available credit facilities, $70.0 million borrowed under a $150 million credit facility with Spectra Energy and $6.5 million from cash on hand. The credit facility with Spectra Energy bears interest at a fixed rate of 9.75% and matures on April 6, 2010. We expect long-term financing for the transaction to be a combination of debt and equity consistent with our current and target capital structure.

During April, 2009, we paid $24.0 million of the $50.0 million demand note payable with Market Hub.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended March 31, 2009, we reported net income of $28.5 million compared to net income of $24.1 million for the three months ended March 31, 2008. The increase resulted from higher revenues due to the Greenway Nora and Glade Springs expansion projects on East Tennessee, as well as increased equity earnings of affiliates largely due to increased revenues from their expansion projects. These increases were partially offset by transaction costs associated with the acquisition of NOARK.

We continue to deliver on our primary business objective of increasing cash distributions per unit. A cash distribution of $0.37 per unit was declared in April 2009, representing a 3% increase over the previous distribution of $0.36 per unit and the sixth consecutive quarterly increase.

During the first quarter of 2009, East Tennessee and Gulfstream placed new expansion projects into service with new firm revenues contributing to the available cash to support our cash distributions.

Consistent with our strategy to pursue opportunistic acquisitions, on May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. NOARK’s assets consist of 100% ownership interest in Ozark Gas Transmission, L.L.C., a 565-mile FERC-regulated interstate natural gas transmission pipeline system and Ozark Gas Gathering, L.L.C., a 365-mile, fee-based, state regulated natural gas gathering system. See Liquidity and Capital Resources—Financing Cash Flows for further discussion.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, on April 4, 2008, we completed the acquisition of the equity interests of Saltville and the P-25 pipeline from Spectra Energy for a purchase price of $107 million. The Saltville acquisition represented a transaction among entities under common control. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein have been recast to include the historical results of Saltville and the P-25 pipeline for all periods presented. The consolidated results of operations, financial position and cash flows for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations, financial position and cash flows had those entities operated separately during those periods.

Effective upon the completion of the Saltville acquisition, we created a new business segment, Gas Transportation and Storage, which includes East Tennessee and Saltville, and aligns our operations with the chief operating decision maker’s view of the business. All prior period information discussed herein has been recast to reflect the new segment structure.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(In millions)
Operating revenues	$35.6	$32.5	$3.1
Operating, maintenance and other expense	12.9	10.2	2.7
Depreciation and amortization	6.7	6.6	0.1

Operating income	16.0	15.7	0.3
Equity in earnings of unconsolidated affiliates	16.8	12.6	4.2
Other income and expenses, net	—	0.1	(0.1)
Interest income	0.1	1.5	(1.4)
Interest expense	4.0	5.0	(1.0)

Earnings before income taxes	28.9	24.9	4.0
Income tax expense	0.4	0.8	(0.4)

Net income	$28.5	$24.1	$4.4

Adjusted EBITDA (a)	$22.7	$22.3	$0.4
Cash Available for Distribution (a)	45.4	36.7	8.7

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Operating Revenues. The $3.1 million increase was driven primarily from East Tennessee’s Greenway Nora and Glade Springs expansion projects.

Operating, Maintenance and Other Expense. The $2.7 million increase was driven primarily by:

•	a $1.9 million increase from a favorable ad valorem tax adjustment recorded in 2008, and increased franchise and payroll taxes,

•	a $1.0 million increase related to transaction costs associated with the planned acquisition of NOARK, and

•	a $1.0 million increase in general and administrative costs primarily related to the timing of governance expenses and audit fees, partially offset by

•	a $1.4 million increase in net fuel recoveries.

Equity in Earnings of Unconsolidated Affiliates. The $4.2 million increase includes $2.1 million increases in equity earnings from both Gulfstream and Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(In millions)
Gulfstream
Operating revenues	$56.2	$40.8	$15.4
Operating, maintenance and other expense	7.6	6.5	1.1
Depreciation and amortization	8.5	7.4	1.1
Other income and expenses, net	0.1	3.5	(3.4)
Interest expense	12.2	11.5	0.7

Net income	$28.0	$18.9	$9.1

Spectra Energy Partners’ share	$6.9	$4.8	$2.1

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $9.1 million to $28.0 million for the three-month period in 2009 compared to $18.9 million for the same period in 2008. The increase was driven primarily by:

•	a $15.4 million increase in revenues primarily from the Phase III and Phase IV expansions placed in service in the third quarter of 2008, partially offset by

•	a $1.1 million increase in operating, maintenance and other expense due to higher ad valorem tax expense resulting from Phase III and Phase IV expansion projects,

•	a $1.1 million increase in depreciation expense due to the Phase III and Phase IV expansion projects,

•

a $3.4 million decrease in other income and expenses, primarily driven by a $1.3 million decrease in the equity portion of allowance for funds used during construction (AFUDC) due to higher capital expenditures in 2008 for the Phase III and Phase IV expansion projects, a $1.0 million favorable resolution of a sales and use tax matter in 2008, and a $0.5 million decrease in interest income due to lower rates, and

•	a $0.7 million increase in interest expense resulting from lower interest costs capitalized due to higher 2008 capital expenditures for the Phase III and Phase IV expansion projects.

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(In millions)
Market Hub
Operating revenues	$27.9	$21.9	$6.0
Operating, maintenance and other expense	5.1	4.2	0.9
Depreciation and amortization	2.8	2.6	0.2
Interest income	0.1	1.0	(0.9)
Interest expense	0.1	0.4	(0.3)
Income tax expense	0.1	—	0.1

Net income	$19.9	$15.7	$4.2

Spectra Energy Partners’ share	$9.9	$7.8	$2.1

Market Hub—Owned 50%

Market Hub’s net income increased $4.2 million to $19.9 million for the three-month period in 2009 compared to $15.7 million for the same period in 2008. The increase was driven primarily by:

•

a $6.0 million increase in revenues including $4.1 million in firm storage revenues due to the completion of the Egan Cavern 4 expansion and an additional $1.9 million in interruptible service revenues driven by market demand, and

•	a $0.3 million decrease in interest expense due to lower interest rates associated with collateral held from counterparties and affiliates, partially offset by

•

a $0.9 million increase in operating, maintenance and other expense due primarily to increased maintenance costs, higher benefit costs compared to 2008, increased information technology costs and increased ad valorem taxes due to expansions and a favorable adjustment in 2008,

•	a $0.2 million increase in depreciation expense primarily due to the Egan expansion, and

•	a $0.9 million decrease in interest income due to lower interest rates on notes receivable with affiliates.

Interest Income. The $1.4 million decrease was due to the sale of marketable securities held by us that were originally purchased with a portion of the Initial Public Offering (IPO) proceeds in July 2007. These securities were pledged as collateral to secure the term loan portion of our credit facility. As of March 31, 2009, there were no outstanding balances under the term loan and therefore no remaining marketable securities.

Interest Expense. The $1.0 million decrease was due to lower interest rates on term and revolver borrowings.

Income Tax Expense. Our income tax expense for the three months ended March 31, 2009 was $0.4 million compared to income tax expense of $0.8 million in the same period in 2008 due to a change in tax status of certain businesses related to the Saltville acquisition.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Our Adjusted EBITDA is not a presentation made in accordance with GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Cash Available for Distribution

We define our Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less net cash paid for interest expense, net cash paid for income tax expense, and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Gulfstream and Market Hub define Cash Available for Distribution on a consistent basis with us.

Effective January 1, 2009, we have revised the calculation of Cash Available for Distribution, within the definition contained in the partnership agreement. For our regulated entities that apply SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” we expense preliminary project costs until such time that management determines that recovery of these costs is probable. At that time, we capitalize those costs, which reduces operating expenses in that period. The revised calculation for Cash Available for Distribution will now add back project development expenses to EBITDA as those costs are initially incurred and it will deduct the expense reductions in the period the costs are capitalized. These project costs do not represent operating cash flow activity.

Information presented below for 2008 has been revised to reflect the new definition as follows:

Spectra Energy Partners

Three Months Ended March 31, 2008
(In millions)
Cash Available for Distribution, as previously reported	$36.5
Add:
Preliminary project costs, net	0.6
Less:
Cash paid for income tax expense, net	0.4

Cash Available for Distribution, as revised	$36.7

Gulfstream

Three Months Ended March 31, 2008
(In millions)
Cash Available for Distribution, as previously reported	$33.8
Add:
Preliminary project costs, net	0.2

Cash Available for Distribution, as revised—100%	$34.0

Cash Available for Distribution, as revised—24.5%	$8.3

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$28.5	$24.1
Add:
Interest expense	4.0	5.0
Income tax expense	0.4	0.8
Depreciation and amortization	6.7	6.6
Less:
Equity in earnings of Gulfstream	6.9	4.8
Equity in earnings of Market Hub	9.9	7.8
Interest income	0.1	1.5
Other income and expenses, net	—	0.1

Adjusted EBITDA	22.7	22.3
Add:
Cash Available for Distribution from Gulfstream	11.9	8.3
Cash Available for Distribution from Market Hub	10.9	8.7
Preliminary project costs, net	0.4	0.6
Less:
Cash paid for interest expense, net	0.8	1.7
Cash paid for income tax expense, net	0.4	0.4
Maintenance capital expenditures	(0.7)	1.1

Cash Available for Distribution	$45.4	$36.7

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net cash provided by operating activities	$29.1	$38.0
Interest income	(0.1)	(1.5)
Interest expense	4.0	5.0
Income tax expense—current	0.1	0.6
Distributions received from Gulfstream and Market Hub	(16.7)	(20.6)
Changes in operating working capital and other	6.3	0.8

Adjusted EBITDA	22.7	22.3
Add:
Cash Available for Distribution from Gulfstream	11.9	8.3
Cash Available for Distribution from Market Hub	10.9	8.7
Preliminary project costs, net	0.4	0.6
Less:
Cash paid for interest expense, net	0.8	1.7
Cash paid for income tax expense, net	0.4	0.4
Maintenance capital expenditures	(0.7)	1.1

Cash Available for Distribution	$45.4	$36.7

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$28.0	$18.9
Add:
Interest expense	12.2	11.5
Depreciation and amortization	8.5	7.4
Less:
Other income and expenses, net	0.1	3.5

Adjusted EBITDA—100%	48.6	34.3
Add:
Preliminary project costs, net	0.1	0.2
Less:
Cash paid for interest expense, net	—	—
Maintenance capital expenditures	0.2	0.5

Cash Available for Distribution—100%	$48.5	$34.0

Adjusted EBITDA—24.5%	$11.9	$8.4
Cash Available for Distribution—24.5%	11.9	8.3

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net income	$19.9	$15.7
Add:
Interest expense	0.1	0.4
Income tax expense	0.1	—
Depreciation and amortization	2.8	2.6
Less:
Interest income	0.1	1.0
Other income and expenses, net	—	—

Adjusted EBITDA—100%	22.8	17.7
Less:
Cash paid for interest expense, net	—	—
Cash paid for income tax expense, net	—	—
Maintenance capital expenditures	1.0	0.3

Cash Available for Distribution—100%	$21.8	$17.4

Adjusted EBITDA—50%	$11.4	$8.9
Cash Available for Distribution—50%	10.9	8.7

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and additional financing transactions to fund our liquidity and capital requirements for the next 12 months. As of March 31, 2009, we had positive net working capital of $3.1 million compared to negative $23.6 million as of December 31, 2008, both of which included the $50.0 million note payable on demand to Market Hub.

As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Operating Cash Flows

Net cash provided by operating activities decreased $8.9 million to $29.1 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was driven by a $3.9 million decrease in distributions received from equity affiliates, primarily Market Hub due to a distribution in early 2008 related to 2007.

Investing Cash Flows

Cash flows provided by investing activities totaled $15.2 million in the first three months of 2009 compared to $3.1 million during the same period in 2008. The change was driven primarily by:

•

$31.6 million of proceeds in 2009 from the liquidation of available-for-sale securities as compared to $19.5 million of net proceeds from the liquidation of such securities in the 2008 period that were held as collateral for the term loan. As permitted by the terms of the credit facility, proceeds were used for capital and investment expenditures.

Capital and investment expenditures for the three months ended March 31, 2009 totaled $16.4 million primarily for expansion projects, mainly at Gulfstream and Market Hub. We estimate total 2009 capital and investment expenditures of approximately $75 million, excluding the NOARK acquisition, of which $60 million is expected to be used for expansion projects, primarily at Gulfstream and Market Hub, and $15 million for maintenance and other projects. We anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Gulfstream and Market Hub. We expect that significant natural gas infrastructure, including both natural gas transportation and storage, will be needed over time to serve growing needs in the southeastern U.S. to fuel new power generation, oil-to-gas conversions and industrial development. When commodity prices return to levels that support additional natural gas production in Appalachia, Mid-Continent and the Gulf Coast, we expect East Tennessee, Gulfstream and Market Hub to be positioned to capture opportunities for expansion.

Our primary business objective is to grow our cash distributions over time. We intend to accomplish this objective through expansions of our existing asset base. In addition, we will continue to pursue strategic acquisitions of transportation and storage assets. As discussed above and in Financing Cash Flows, on May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million.

Financing Cash Flows

Net cash used in financing activities totaled $26.0 million in the first three months of 2009 compared to $30.5 million cash used in the same prior-year period. This change was driven primarily by:

•	an $8.0 million net reduction of long-term debt in 2008 and

•	a $0.8 million net transfer to parent in 2008, partially offset by

•	$4.3 million of increased distributions to partners in 2009 compared to 2008.

Available Credit Facility and Restrictive Debt Covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

As previously discussed, on May 4, 2009 we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. The transaction was funded by $218.0 million drawn on available credit facilities, $70.0 million borrowed under a $150 million credit facility with Spectra Energy and $6.5 million from cash on hand. The credit facility with Spectra Energy bears interest at a fixed rate of 9.75% and matures on April 6, 2010. We expect long-term financing for the transaction to be a combination of debt and equity consistent with our current and target capital structure.

Cash Distributions. As previously discussed, a cash distribution of $0.37 per unit was declared in April 2009, representing a 3% increase over the previous distribution of $0.36 per unit and the sixth consecutive quarterly increase.

Other Matters. On March 18, 2009, we filed a shelf registration statement with the Securities and Exchange Commission to register the issuance of unspecified amounts of equity and debt securities up to $1.5 billion. The shelf registration statement has not been declared effective as of the date of this report.

During April, 2009, we paid $24.0 million of the $50.0 million demand note payable with Market Hub.

OTHER ISSUES

New Accounting Pronouncements

See Note 12 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe the exposure to market risk has not changed materially at March 31, 2009.

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

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our financial condition or future results. Other than the risk factors listed below related to the acquisition of NOARK, there were no changes to those risk factors at March 31, 2009.

The acquisition of NOARK could expose us to potential significant liabilities.

In connection with the acquisition of NOARK, we purchased all of the ownership interests of NOARK rather than just its assets. As a result, we purchased the liabilities of NOARK, including unknown and contingent liabilities, subject to certain exclusions in the purchase and sale agreement. We performed a certain level of due diligence in connection with the acquisition of NOARK and attempted to verify the representations of the sellers and of NOARK’s management, but there may be pending, threatened, contemplated or contingent claims against NOARK related to environmental, title, regulatory, litigation or other matters of which we are unaware. Although the sellers agreed to indemnify us on a limited basis against some of these liabilities, the sellers’ aggregate liability under the purchase and sale agreement is capped at $60.0 million (subject to certain adjustments). This limitation does not apply to liabilities arising from the sellers’ breach of certain fundamental representations. We may not be able to collect on such indemnification because of disputes with the sellers or their inability to pay. Moreover, there is a risk that we could ultimately be liable for unknown obligations of NOARK, which could materially adversely affect our operations and financial condition.

If the acquisition of NOARK is not as successful as we anticipate, it may reduce our cash from operations on a per unit basis.

If the acquisition of NOARK is not as successful as we anticipate, it may reduce our cash from operations on a per unit basis. The acquisition of NOARK involves potential risks, including, among other things:

•	a decrease in our liquidity as a result of our using a portion of our available borrowing capacity to finance the acquisition;

•	a reduction in volumes transported on Ozark Gas Transmission as a result of firm commitment contract expirations as described below;

•	competition from the Fayetteville Lateral and Fayetteville Express pipelines as described below;

•	an inability of NOARK to successfully complete expansion projects;

•	unforeseen difficulties in NOARK’s areas of operations; and

•	the loss of certain key customers.

The NOARK assets will compete with the Fayetteville Express and Fayetteville Lateral pipelines once those pipelines are fully placed into service. The Fayetteville Express pipeline is an approximately 185-mile pipeline owned by a joint venture between Kinder Morgan Energy Partners, L.P. and Energy Transfer Partners, L.P., which will originate in Conway County, Arkansas and continue eastward to an interconnection with Trunkline Gas Company, LLC’s pipeline in Panola County, Mississippi. The Fayetteville Express will have an initial capacity of 2.0 Bcf/d and is expected to be placed into service in early 2011. The Fayetteville Lateral, consisting of approximately 165 miles of 36-inch pipeline and owned by Boardwalk Pipeline Partners, LP, will originate in Conway County, Arkansas and proceed southeast to an interconnection with Texas Gas Transmission LLC’s mainline in Coahoma County, Mississippi. The Fayetteville Lateral is expected to be installed during the second quarter of 2009, with certain compression facilities enabling its anticipated 1.3 Bcf/d transmission capacity to be constructed by late 2010. These risks could inhibit the success of the acquisition of NOARK Acquisition. As a result, the acquisition of NOARK may not achieve expected investment returns, which could adversely affect our consolidated results of operations, financial position or cash flows. If the acquisition of NOARK is not as successful as we anticipate, our ability to make distributions may be reduced.

We may not be able to maintain or replace expiring natural gas transportation contracts related to the NOARK System at favorable rates.

Our primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation and renewal. Firm commitment contracts representing 70% of the revenue generated by Ozark Gas Transmission will expire by December 31, 2011, with the majority of such expirations occurring in March of 2011. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of these contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to deliver natural gas to Ozark Gas Transmission’s markets, including the Fayetteville Lateral and Fayetteville Express pipelines;

•	the growth in demand for natural gas in Ozark Gas Transmission’s markets;

•	whether the market will continue to support long-term contracts;

•	whether our business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

Any failure to extend or replace a significant portion of Ozark Gas Transmission’s existing contracts may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

Ozark Gas Transmission depends on certain key customers for a significant portion of their revenues. The loss of any of these key customers could result in a decline in our revenues and cash available to make distributions.

Ozark Gas Transmission depends on a limited number of customers for a significant portion of their revenues. Currently, Southwestern Energy Company, BP Energy Company and Arkansas Western Gas Company account for approximately 32%, 17% and 17%, respectively, of Ozark Gas Transmission’s revenues. While these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and ability to make distributions, unless we are able to contract for comparable volumes from other customers at favorable rates.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number
2.1	Securities Purchase Agreement, dated as of April 7, 2009, among Spectra Energy Partners OLP, LP, Atlas Pipeline Mid-Continent LLC, Atlas Pipeline Partners, L.P, solely as guarantor of Atlas Pipeline Mid-Continent LLC, and Spectra Energy Partners, LP, solely as guarantor of Spectra Energy Partners OLP, LP (filed as Exhibit 10.1 to Spectra Energy Partners’ Form 8-K on April 8, 2009).

10.1	Credit Agreement, dated as of April 7, 2009, between Spectra Energy Partners OLP, LP, as borrower, and Spectra Energy Capital, LLC, as lender (filed as Exhibit 10.2 to Spectra Energy Partners’ Form 8-K on April 8, 2009).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 8, 2009		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: May 8, 2009		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC