Form 10-K/A
period 2008-12-31
Spectra Energy Partners, LP
filed 2009-05-15
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

At March 6, 2009, there were 48,852,175 Common Units, 21,638,730 Subordinated Units and 1,438,291 General Partner Units outstanding.

Explanatory Comment

Spectra Energy Partners, LP is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to correct an inadvertent omission on the signature page of the Form 10-K filed on March 11, 2009 (the “Original Form 10-K”). In addition, we are refiling Exhibits 10.6, 10.8 and 10.11 to include previously omitted schedules and the Exhibit Index has been modified to refer to the previous Exhibit 10.9 as Exhibit 2.1. Except as described above, there are no other changes to the Original Form 10-K, and this amendment does not speak to, or reflect, events occurring after the filing of the Original Form 10-K.

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

Communications by Unitholders

Unitholders and other interested parties may communicate with any and all members of the Board of Directors, including nonmanagement directors, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the Board of Directors or any committee of the Board of Directors at the following address and fax number; Name of the Director(s), c/o President, Spectra Energy Partners, LP, 5400 Westheimer Court, Houston, Texas 77056 fax: (713) 989-1818.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 14, 2009		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: May 14, 2009		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ GREGORY J. RIZZO (i) Gregory J. Rizzo	President and Chief Executive Officer (Principal Executive Officer and Director)

/S/ LAURA BUSS SAYAVEDRA (ii) Laura Buss Sayavedra	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* (iii) Fred J. Fowler	Chairman of the Board of Directors

* Steven D. Arnold	Director

* Stewart A. Bliss	Director

* Nora M. Brownell	Director

* Patrick J. Hester	Director

* R. Mark Fiedorek	Director

Date: May 14, 2009

Gregory J. Rizzo, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ GREGORY J. RIZZO
Gregory J. Rizzo Attorney-In-Fact

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

6.    Subsequent Event

A distribution to partners of $17.6 million was declared and paid on January 23, 2009.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).

3.1	First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008 (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 14, 2008).

3.3	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.5	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.6	First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.7	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partners, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

10.1	Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.2	Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

*10.6	Credit Agreement, dated as of May 24, 2007 among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto.

10.7	First Amendment to Credit Agreement, dated as of September 30, 2007, by and among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated October 11, 2007).

*10.8	Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP.

Exhibit No.	Exhibit Description
10.9	Gulfstream Natural Gas System, L.L.C. Indenture dated October 26, 2005 relating to $500,000,000 of its 5.56% Senior Notes due 2015 and $350,000,000 of its 6.19% Senior Notes due 2025 (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form S-1/A on June 13, 2007, file no. 333-141687).

10.10	Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit 10.6 to Spectra Energy Partners, LP’s Form S-1/A on June 4, 2007, file no. 333-141687).

*10.11	East Tennessee Natural Gas, LLC Note Purchase Agreement dated December 15, 2002 relating to $150,000,000 of its 5.71% Senior Notes due 2012.

12.1	Ratios of Earnings to Fixed Charges (filed as Exhibit 12.1 to Spectra Energy Partners, LP’s Form 10-K on March 11, 2009).

21.1	Subsidiaries of the Registrant (filed as Exhibit 12.1 to Spectra Energy Partners, LP’s Form 10-K on March 11, 2009).

*23.1	Consent of Deloitte & Touche LLP.

*23.2	Consent of Deloitte & Touche LLP.

*23.3	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (filed as Exhibit 12.1 to Spectra Energy Partners, LP’s Form 10-K on March 11, 2009).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.