Form 10-Q
period 2009-09-30
Spectra Energy Partners, LP
filed 2009-11-06
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

There were 58,705,791 Common Units, 21,638,730 Subordinated Units and 1,639,117 General Partner Units outstanding as of October 30, 2009.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2009

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Transportation of natural gas	$42.3	$25.6	$108.0	$78.6
Storage of natural gas and other	7.5	3.9	18.7	13.1

Total operating revenues	49.8	29.5	126.7	91.7

Operating Expenses
Operating, maintenance and other	14.5	11.8	37.0	30.2
Depreciation and amortization	7.4	6.5	21.2	19.6
Property and other taxes	1.8	0.9	5.7	2.9

Total operating expenses	23.7	19.2	63.9	52.7

Operating Income	26.1	10.3	62.8	39.0

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	18.6	17.6	53.0	45.2
Other income and expenses, net	—	0.4	0.1	0.8

Total other income and expenses	18.6	18.0	53.1	46.0

Interest Income	0.1	0.7	0.2	3.0
Interest Expense	4.0	4.5	12.6	13.3

Earnings Before Income Taxes	40.8	24.5	103.5	74.7
Income Tax Expense (Benefit)	0.4	0.2	1.0	(1.2)

Net Income	$40.4	$24.3	$102.5	$75.9

Calculation of Limited Partners’ Interest in Net Income:
Net income	$40.4	$24.3	$102.5	$75.9
Less:
Net income attributable to predecessor operations	—	—	—	1.6
General partner’s interest in net income	1.8	0.5	3.8	2.0

Limited partners’ interest in net income	$38.6	$23.8	$98.7	$72.3

Weighted-average limited partner units outstanding—basic and diluted	80.3	70.5	75.0	69.0
Basic and diluted net income per limited partner unit	$0.48	$0.34	$1.32	$1.05
Distributions paid per limited partner unit	$0.38	$0.34	$1.11	$0.99

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$14.1	$30.9
Receivables, net	26.1	16.9
Other	8.5	4.5

Total current assets	48.7	52.3

Investments and Other Assets
Investments in unconsolidated affiliates	534.1	573.3
Goodwill	267.9	118.3
Other investments	—	31.6

Total investments and other assets	802.0	723.2

Property, Plant and Equipment
Cost	1,118.6	969.6
Less accumulated depreciation and amortization	172.0	154.4

Net property, plant and equipment	946.6	815.2

Regulatory Assets and Deferred Debits	15.8	10.8

Total Assets	$1,813.1	$1,601.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$9.8	$12.0
Taxes accrued	4.8	2.4
Interest accrued	2.6	0.8
Note payable—affiliates	30.0	50.0
Other	9.6	10.7

Total current liabilities	56.8	75.9

Long-term Debt	390.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	9.6	8.8
Other	8.6	8.4

Total deferred credits and other liabilities	18.2	17.2

Commitments and Contingencies

Partners’ Capital
Common units (58.7 million and 48.9 million units outstanding at September 30, 2009 and December 31, 2008, respectively)	1,016.5	794.5
Subordinated units (21.6 million units outstanding at September 30, 2009 and December 31, 2008)	309.8	304.7
General partner units (1.6 million and 1.4 million units outstanding at September 30, 2009 and December 31, 2008, respectively)	24.8	21.4
Accumulated other comprehensive loss	(3.0)	(2.2)

Total partners’ capital	1,348.1	1,118.4

Total Liabilities and Partners’ Capital	$1,813.1	$1,601.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102.5	$75.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.2	19.6
Deferred income tax expense (benefit)	0.8	(1.9)
Equity in earnings of unconsolidated affiliates	(53.0)	(45.2)
Distributions received from unconsolidated affiliates	52.4	52.5
Other	(13.0)	3.2

Net cash provided by operating activities	110.9	104.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12.3)	(28.0)
Investment expenditures	(30.3)	(64.5)
Acquisitions, net of cash acquired	(294.5)	(4.7)
Distributions received from unconsolidated affiliates	70.5	—
Purchases of available-for-sale securities	—	(1,006.3)
Proceeds from sales and maturities of available-for-sale securities	31.6	1,091.6

Net cash used in investing activities	(235.0)	(11.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	2,439.0	1,200.0
Payments for the redemption of debt under credit facilities	(2,439.0)	(1,210.0)
Proceeds from issuance of units	212.2	—
Proceeds from notes payable—affiliates	77.0	—
Payments on notes payable—affiliates	(97.0)	—
Distributions to partners	(84.6)	(69.8)
Transfers to parent, net	—	(0.8)
Other	(0.3)	—

Net cash provided by (used in) financing activities	107.3	(80.6)

Net increase (decrease) in cash and cash equivalents	(16.8)	11.6
Cash and cash equivalents at beginning of period	30.9	14.9

Cash and cash equivalents at end of period	$14.1	$26.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/

PREDECESSOR EQUITY

(Unaudited)

(In millions)

	Predecessor Equity	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
		Limited Partners		General Partner
		Common	Subordinated
December 31, 2008	$—	$794.5	$304.7	$21.4	$(2.2)	$1,118.4
Net income	—	72.0	28.9	1.6	—	102.5
Unrealized mark-to-market net loss on hedges	—	—	—	—	(4.4)	(4.4)
Reclassification of cash flow hedges into earnings	—	—	—	—	3.6	3.6
Issuance of units	—	207.8	—	4.4	—	212.2
Attributed deferred tax benefit	—	0.1	—	—	—	0.1
Distributions to partners	—	(58.0)	(24.0)	(2.6)	—	(84.6)
Other, net	—	0.1	0.2	—	—	0.3

September 30, 2009	$—	$1,016.5	$309.8	$24.8	$(3.0)	$1,348.1

December 31, 2007	$98.4	$699.3	$303.5	$19.0	$3.5	$1,123.7
Net income	1.6	49.7	22.6	2.0	—	75.9
Unrealized mark-to-market net loss on hedges	—	—	—	—	(0.2)	(0.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.2)	(0.2)
Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Acquisition of Saltville and P-25 pipeline	(99.2)	—	—	—	—	(99.2)
Excess purchase price over net acquired assets	—	(7.6)	—	(0.2)	—	(7.8)
Issuance of units	—	100.2	—	2.1	—	102.3
Attributed deferred tax benefit	—	0.1	—	—	—	0.1
Distributions to partners	—	(47.0)	(21.4)	(1.4)	—	(69.8)

September 30, 2008	$—	$794.7	$304.7	$21.5	$3.1	$1,124.0

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, are engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern United States, Oklahoma, Arkansas and Missouri, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007.

Acquisitions. On May 4, 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests of Ozark Gas Transmission, L.L.C. and Ozark Gas Gathering, L.L.C. (collectively, hereafter referred to as “Ozark”). The acquisition of these assets expanded our fee-based asset base into the Fayetteville Shale and the Arkoma Basin supply regions. See Note 2 for further information on this acquisition.

On April 4, 2008, we completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from a wholly owned subsidiary of Spectra Energy Corp (Spectra Energy) (collectively, hereafter referred to as the “Saltville acquisition”). The Saltville acquisition represented a transfer of entities under common control. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein include the historical results of Saltville and the P-25 pipeline for all periods presented.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts, our majority-owned subsidiaries where we have control and those variable interest entities, if any, where we are the primary beneficiary. The historical data for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations had Saltville been operated by us during those periods. The net investment in Saltville prior to its acquisition on April 4, 2008 is shown as Predecessor Equity in the Condensed Consolidated Statements of Partners’ Capital / Predecessor Equity.

We generally account for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for our partnership reflect the consolidation of East Tennessee Natural Gas, LLC (East Tennessee), Saltville and the Ozark assets, of which we own 100% of each, and our 50% investment in Market Hub Partners Holding (Market Hub) and 24.5% investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) that are accounted for under the equity method. Intercompany balances and transactions have been eliminated in consolidation.

These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

Change in Accounting Policy. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2009, we performed the annual impairment testing of goodwill using August 31 as the measurement date. Our financial and strategic planning process, including the preparation of long-term cash flow projections, commences in October and typically concludes in January of the following year. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. This planning cycle has created significant constraints in the availability of both information and human resources needed to provide the appropriate projections to be used in the goodwill impairment test using the August 31 test date. Accordingly, effective with our 2009 annual impairment test, we changed our goodwill impairment test date from August 31 to April 1. We believe that using the April 1 date will alleviate the information and resource constraints that historically existed during the third quarter and will better coincide with the completion of our long-term financial projections. We believe that this accounting change is to an alternative accounting principle that is preferable under the circumstances and does not result in the delay, acceleration or avoidance of an impairment charge. We have determined that this change in accounting principle does not result in adjustments to our financial statements when applied retrospectively as our base assumptions used in the August 31, 2008 measurement date would not have changed significantly had we used April 1, 2008 as the measurement date.

We completed our goodwill impairment test as of April 1, 2009 and no impairments were identified. See Note 8 for further discussion.

2. Acquisitions

NOARK. On May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, L.L.C., a 565-mile Federal Energy Regulatory Commission (FERC) regulated interstate natural gas transmission system, and Ozark Gas Gathering, L.L.C., a 365-mile, fee-based, state regulated natural gas gathering system. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in the second quarter of 2009. See Note 9 for further discussion related to the debt and Note 13 for a discussion of the sale of common units.

The following pro forma information has been prepared as if the acquisition had occurred on January 1, 2009 and January 1, 2008, respectively.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2009	2008
	(In millions, except per-unit amounts)
Operating revenues	$43.0	$147.3	$137.5
Net income	30.5	116.8	99.4
Basic and diluted net income per limited partner unit	0.37	1.42	1.23

The following table summarizes the fair values of the assets acquired and liabilities assumed as of May 4, 2009.

Purchase Price Allocation
(In millions)
Purchase price	$294.5

Receivables, net	5.1
Current assets—other	1.2
Property, plant and equipment, net	139.3
Regulatory assets and deferred debits	5.3
Current liabilities	(5.0)
Deferred credits and other liabilities	(1.0)

Total assets acquired/liabilities assumed	$144.9

Goodwill	$149.6

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

3. Business Segments

Gas Transportation and Storage includes East Tennessee, Saltville and the Ozark assets. This segment provides interstate transportation and storage of natural gas, the storage and redelivery of liquefied natural gas (LNG) and natural gas gathering services for customers in the southeastern United States, Oklahoma, Arkansas and Missouri. These operations are primarily subject to the FERC and the Department of Transportation’s (DOT) rules and regulations.

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

Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Operating revenues
Gas Transportation and Storage	$49.8	$29.5	$126.7	$91.7
Other	—	—	—	—

Total operating revenues	$49.8	$29.5	$126.7	$91.7

Segment EBIT
Gas Transportation and Storage	$28.1	$13.3	$71.8	$46.1
Other	16.6	15.0	44.1	38.9

Total EBIT	44.7	28.3	115.9	85.0
Interest income	0.1	0.7	0.2	3.0
Interest expense	4.0	4.5	12.6	13.3

Earnings before income taxes	$40.8	$24.5	$103.5	$74.7

	September 30, 2009	December 31, 2008
	(In millions)
Segment assets
Gas Transportation and Storage	$1,284.9	$977.7
Other	528.2	623.8

Total assets	$1,813.1	$1,601.5

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

5. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$40.4	$24.3	$102.5	$75.9
Unrealized mark-to-market net loss on hedges	(1.5)	(0.6)	(4.4)	(0.2)
Reclassification of cash flow hedges into earnings	1.3	—	3.6	(0.2)

Total comprehensive income	$40.2	$23.7	$101.7	$75.5

6. Net Income Per Limited Partner Unit and Cash Distributions

We calculate net income per limited partner unit in accordance with Accounting Standards Codification (ASC) 260-10-55, “Earnings Per Share–Overall–Implementation Guidance and Illustrations.” This accounting standard establishes, among other things, that the calculation of net income per limited partner unit should not reflect an allocation of undistributed earnings to the incentive distribution right (IDR) holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Under the “two class” method of computing net income per limited partner unit previously described by Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” we calculated net income per limited partner unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeded the actual incentive distribution. Following the adoption of the guidance in ASC 260-10-55, we no longer calculate assumed incentive distributions beyond those attributable to available cash. We adopted this accounting standard in January 2009, and have retrospectively applied it to all 2008 periods presented. This retrospective application did not result in a material change in net income per limited partner unit for the three and nine months ended September 30, 2008.

The following table presents our net income per limited partner unit calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except per-unit amounts)
Net income	$40.4	$24.3	$102.5	$75.9
Less:
Net income attributable to predecessor operations	—	—	—	1.6
General partner’s interest in net income—2%	0.8	0.5	2.0	1.5
General partner’s interest in net income attributable to incentive distribution rights	1.0	—	1.8	0.5

Limited partners’ interest in net income	$38.6	$23.8	$98.7	$72.3

Weighted-average limited partner units outstanding—basic and diluted	80.3	70.5	75.0	69.0
Net income per limited partner unit—basic and diluted	$0.48	$0.34	$1.32	$1.05

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

On May 27, 2009, Gulfstream issued $300.0 million aggregate principal amount of 6.95% Senior Notes due 2016. Net proceeds were distributed to its partners based upon their ownership percentages, which resulted in the distribution of $72.7 million to us.

For the nine months ended September 30, 2009, we received total distributions of $97.2 million from Gulfstream. Of these distributions, $26.7 million were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flows from Investing Activities—Distributions Received From Unconsolidated Affiliates on the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2008, we received distributions of $20.4 million, which were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $25.7 million in the nine months ended September 30, 2009 and $32.1 million during the same period in 2008, which were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	September 30, 2009	December 31, 2008
	(In millions)
Gulfstream	$186.0	$253.3
Market Hub	348.1	320.0

Total	$534.1	$573.3

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Gulfstream	$8.3	$8.6	$22.0	$20.4
Market Hub	10.3	9.0	31.0	24.8

Total	$18.6	$17.6	$53.0	$45.2

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Gulfstream
Operating revenues	$67.9	$60.5	$185.0	$152.9
Operating expenses	17.6	15.5	52.8	45.2
Operating income	50.3	44.4	132.2	107.1
Net income	33.9	36.8	89.8	83.0

Market Hub
Operating revenues	$28.6	$25.7	$86.4	$72.8
Operating expenses	7.9	8.1	24.2	23.7
Operating income	20.7	17.6	62.2	49.1
Net income	20.7	18.1	62.2	50.6

8. Goodwill

We completed our annual goodwill impairment test as of April 1, 2009 and no impairments were identified. We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rates used for our reporting unit reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas and, notwithstanding the current economic downturn, increasing demand for capacity on our pipeline systems. However, even if we assumed a zero growth rate for our reporting unit, there would be no impairment of goodwill.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair value. However, a 1% increase in the weighted-average cost of capital assumption for our reporting unit would not result in an impairment of goodwill.

All of our goodwill is in our Gas Transportation and Storage segment. Changes in the balance of goodwill since December 31, 2008 follow (in millions):

Balance at December 31, 2008	$118.3
Increase due to the acquisition of NOARK (a)	149.6

Balance at September 30, 2009	$267.9

(a)	See Note 2 for further discussion.

9. Debt and Credit Facility

			Outstanding as of September 30, 2009
Credit Facility Summary	Expiration Date	Credit Facility Capacity	Revolving Loan	Total
			(In millions)
Spectra Energy Partners, LP	2012	$500.0	$240.0	$240.0

We had no term loan balance outstanding nor investments in marketable securities pledged as collateral at September 30, 2009, and $31.0 million of term loans outstanding at December 31, 2008 with $31.6 million of investments pledged. These investments are classified as Investments and Other Assets—Other Investments on the Condensed Consolidated Balance Sheet.

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, as defined in the credit agreement, to interest expense of 2.5 or greater. As of September 30, 2009, we were in compliance with those covenants. The credit facility does not contain material adverse change clauses.

On May 4, 2009, as part of the NOARK acquisition, we borrowed $70.0 million under a credit facility with a subsidiary of Spectra Energy. This facility was created for the sole purpose of partially financing the NOARK acquisition. This borrowing carried interest at an annual rate of 9.75%. We repaid the $70.0 million and the associated interest payable on May 27, 2009 with the proceeds from our sale of common units and the credit facility was terminated. See Note 13 for further discussion on the sale of common units.

Long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of September 30, 2009 and December 31, 2008. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of September 30, 2009, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain material adverse change clauses.

During 2009, we repaid net $20.0 million of the $50.0 million demand note payable with Market Hub.

10. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis:

		September 30, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(In millions)
Interest rate swap liabilities	Current liabilities—other	$0.6	$—	$0.6	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	5.8	—	5.8	—

Total Liabilities		$6.4	$—	$6.4	$—

		December 31, 2008
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(In millions)
Corporate debt securities	Other investments	$24.7	$—	$24.7	$—
Money market funds	Other investments	6.9	6.9	—	—

Total Assets		$31.6	$6.9	$24.7	$—

Interest rate swap liabilities	Deferred credits and other liabilities—other	$5.6	$—	$5.6	$—

Total Liabilities		$5.6	$—	$5.6	$—

Level 2 Valuation Techniques. Fair values of our financial instruments, which primarily include interest rate swaps, and previously held corporate debt securities that were actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

Financial Instruments. The fair value of financial instruments, excluding derivatives included elsewhere in this Note and in Note 12, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts we could have realized in current markets.

	September 30, 2009		December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(In millions)
Long-term debt	$390.0	$396.7	$390.0	$381.9
Corporate debt securities and money market funds	—	—	31.6	31.6

The fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable—affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2009, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

11. Commitments and Contingencies

Environmental. We are subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Derivative Portfolio Carrying Value as of September 30, 2009

Description	Maturity in 2009	Maturity in 2010	Maturity in 2011	Maturity in 2012 and Thereafter	Total Carrying Value
	(In millions)
Interest rate swap liabilities	$—	$0.6	$5.4	$0.4	$6.4

The amounts in the table above represent the liabilities for unrealized gains and losses on mark-to-market and hedging transactions on our Condensed Consolidated Balance Sheet and do not include derivative positions of our equity investments.

In June 2008, we entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In February 2009, we entered into a series of three-year interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. As of September 30, 2009, the total notional amount of our interest rate swaps was $180.0 million. These interest rate swaps were designated as effective cash flow hedges. Through September 30, 2009, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in Accumulated Other Comprehensive Income (Loss) (AOCI) in the Condensed Consolidated Balance Sheet. It is estimated that $4.8 million of losses reported in AOCI at September 30, 2009 will be reclassified into earnings during the next 12 months.

The effective portion of gains (losses) recognized in Other Comprehensive Income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedging Derivatives	2009	2008	2009	2008
	(In millions)
Interest rate swaps	$(1.5)	$(0.6)	$(4.4)	$(0.2)

The reclassifications from Other Comprehensive Income into income on derivatives follow:

Cash Flow Hedging Derivative	Condensed Consolidated Statements of Operations Caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
		(In millions)
Interest rate swaps	Interest expense	$1.3	$—	$3.6	$(0.2)

Liability Derivatives. The location and amounts of derivative instruments, recorded at fair value, in the Condensed Consolidated Balance Sheets follow:

Derivatives Designated as Hedging Instruments	Condensed Consolidated Balance Sheets Caption	September 30, 2009	December 31, 2008
		(In millions)
Interest rate swaps	Current liabilities—other	$0.6	$—
Interest rate swaps	Deferred credits and other liabilities—other	5.8	5.6

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

13. Sale of Common Units

In the second quarter of 2009, we issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, and received net proceeds of $212.2 million. As further discussed in Note 2 and Note 9, we used the net proceeds from the offering to repay $142.2 million drawn on our available bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy.

14. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the nine months ended September 30, 2009:

ASC 105, “Generally Accepted Accounting Principles” (previously SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–A Replacement of FASB Statement No. 162”). This accounting standard results in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard effective with our September 30, 2009 financial statements did not change the application of existing GAAP for us, and as a result, did not have any impact on our consolidated results of operations, financial position or cash flows. Beginning with our financial statements included in this report, accounting references will be made to the Codification references and certain historical references to accounting standards will also be included during this initial transition.

ASC 820, “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”). This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this accounting standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended accounting standard on January 1, 2009 for our goodwill impairment test did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 805, “Business Combinations” (previously SFAS 141R, “Business Combinations”). This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This accounting standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of this accounting standard on January 1, 2009 did not have a material impact on our consolidated results of operations, financial position or cash flows.

ASC 815-10, “Derivatives and Hedging–Overall” (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2009 as required. See Note 12 for the disclosures required by this accounting standard.

ASC 275-10, “Risks and Uncertainties–Overall” and ASC 350-30, “Intangibles–Goodwill and Other–General Intangible Other than Goodwill” (previously FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”). These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of this accounting standard on January 1, 2009 had no impact on our consolidated results of operations, financial position or cash flows.

ASC 260-10, “Earnings Per Share–Overall” (previously Emerging Issues Task Force (EITF) 07-4, “Application of the Two–Class Method under FASB Statement No. 128 to Master Limited Partnerships”). This accounting standard addresses the application of the two-class method for MLPs when IDRs are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of net income per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The adoption of the provisions of this accounting standard on January 1, 2009 did not have a material impact on our computation of net income per limited partner unit.

ASC 855-10, “Subsequent Events–Overall” (previously SFAS No. 165, “Subsequent Events”). This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this accounting standard effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

The following new accounting pronouncement has been issued, but not yet adopted as of September 30, 2009:

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued this accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. For us, this accounting standard must be applied as of January 1, 2010. We do not expect the adoption of the provisions of this accounting standard to have any impact on our consolidated results of operations, financial position or cash flows.

15. Subsequent Events

We have evaluated significant events and transactions that occurred from October 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended September 30, 2009 and 2008, we reported net income of $40.4 million and $24.3 million, respectively. For the nine months ended September 30, 2009 and 2008, we reported net income of $102.5 million and $75.9 million, respectively. The increases resulted from higher earnings from the acquisition of the Ozark assets in the second quarter of 2009, and the Greenway Nora and Glade Spring expansion projects at East Tennessee, as well as increased equity earnings from Market Hub largely due to increased revenues from expansion projects.

We continue to deliver on our primary business objective of increasing cash distributions per limited partner unit. A cash distribution of $0.40 per limited partner unit was declared in October 2009, representing a 5.3% increase over the previous distribution of $0.38 per limited partner unit and the eighth consecutive quarterly increase. This cash distribution represents a 14.3% increase over the distribution of $0.35 per limited partner unit declared in October 2008.

Consistent with our strategy to opportunistically pursue acquisitions, on May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile FERC-regulated interstate natural gas transmission system and Ozark Gas Gathering, a 365-mile, fee-based, state regulated natural gas gathering system. See Note 2 of Notes to the Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(In millions)
Operating revenues	$49.8	$29.5	$20.3	$126.7	$91.7	$35.0
Operating, maintenance and other expense	16.3	12.7	3.6	42.7	33.1	9.6
Depreciation and amortization	7.4	6.5	0.9	21.2	19.6	1.6

Operating income	26.1	10.3	15.8	62.8	39.0	23.8
Equity in earnings of unconsolidated affiliates	18.6	17.6	1.0	53.0	45.2	7.8
Other income and expenses, net	—	0.4	(0.4)	0.1	0.8	(0.7)
Interest income	0.1	0.7	(0.6)	0.2	3.0	(2.8)
Interest expense	4.0	4.5	(0.5)	12.6	13.3	(0.7)

Earnings before income taxes	40.8	24.5	16.3	103.5	74.7	28.8
Income tax expense (benefit)	0.4	0.2	0.2	1.0	(1.2)	2.2

Net income	$40.4	$24.3	$16.1	$102.5	$75.9	$26.6

Adjusted EBITDA (a)	$33.5	$16.8	$16.7	$84.0	$58.6	$25.4
Cash Available for Distribution (a)	$55.2	$37.5	$17.7	$134.1	$95.0	$39.1

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended September 30, 2009 compared to same period in 2008

Operating Revenues. The $20.3 million increase was driven primarily by $16.8 million from the acquisition of the Ozark assets, which benefited approximately $2.0 million from an outage of a regional pipeline, and $2.4 million from East Tennessee’s Greenway Nora and Glade Spring expansion projects that were placed in service in the fourth quarter of 2008.

Operating, Maintenance and Other Expense. The $3.6 million increase was driven primarily by:

•	a $4.8 million increase from the acquisition of the Ozark assets, partially offset by

•	a $0.4 million increase in net fuel recovery, and

•

a $0.5 million decrease due to 2008 development costs related to the Greenway project. In accordance with our policy, project development costs are initially expensed until it is determined that recovery of such costs through regulated revenues of the completed project is probable, at which time inception-to-date costs of the project are capitalized and operating expenses are reduced.

Equity in Earnings of Unconsolidated Affiliates. The $1.0 million increase is comprised of a $1.3 million increase in equity earnings from Market Hub, partially offset by a $0.3 million decrease in equity earnings from Gulfstream.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
	(In millions)
Gulfstream
Operating revenues	$67.9	$60.5	$7.4
Operating, maintenance and other expense	8.9	8.0	0.9
Depreciation and amortization	8.7	7.5	1.2
Loss on sale of assets, net	—	(0.6)	0.6
Other income and expenses, net	1.0	3.2	(2.2)
Interest expense	17.4	10.8	6.6

Net income	$33.9	$36.8	$(2.9)

Spectra Energy Partners’ share	$8.3	$8.6	$(0.3)

Gulfstream—Owned 24.5%

Gulfstream’s net income decreased $2.9 million to $33.9 million for the three-month period in 2009 compared to $36.8 million for the same period in 2008. The decrease was driven primarily by:

•	a $0.9 million increase in operating, maintenance and other expense due primarily to higher ad valorem tax expense resulting from Phase III and Phase IV expansion projects,

•	a $1.2 million increase in depreciation expense primarily due to the Phase III and Phase IV expansion projects,

•

a $2.2 million decrease in other income and expenses, driven primarily by a $2.6 million decrease in the equity portion of allowance for funds used during construction (AFUDC) due to higher capital expenditures in 2008 for the Phase III and Phase IV expansion projects, and

•

a $6.6 million increase in interest expense resulting from the $300 million debt offering in May 2009 and lower interest costs capitalized due to higher 2008 capital expenditures for the Phase III and Phase IV expansion projects, partially offset by

•	a $7.4 million increase in revenues due primarily to the Phase III and Phase IV expansions placed in service in September 2008.

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
	(In millions)
Market Hub
Operating revenues	$28.6	$25.7	$2.9
Operating, maintenance and other expense	4.8	5.4	(0.6)
Depreciation and amortization	3.1	2.7	0.4
Other income and expenses, net	—	0.2	(0.2)
Interest income	0.1	0.7	(0.6)
Interest expense	—	0.2	(0.2)
Income tax expense	0.1	0.2	(0.1)

Net income	$20.7	$18.1	$2.6

Spectra Energy Partners’ share	$10.3	$9.0	$1.3

Market Hub—Owned 50%

Market Hub’s net income increased $2.6 million to $20.7 million for the three-month period in 2009 compared to $18.1 million for the same period in 2008. The increase was driven primarily by:

•	a $2.9 million increase in revenues, driven by firm storage revenues from the initial phase-in of the Egan Cavern 3 storage facilities expansion beginning in 2009,

•	a $0.6 million decrease in operating, maintenance and other expense due primarily to increased net fuel recovery, and

•	a $0.2 million decrease in interest expense due to lower interest rates on and a reduction of collateral held from counterparties, partially offset by

•	a $0.4 million increase in depreciation expense primarily due to the Egan expansion, and

•	a $0.6 million decrease in interest income due to lower interest rates on and a lower balance of notes receivable from affiliates.

Interest Income. The $0.6 million decrease was due to the sale of all remaining marketable securities held by us that were originally purchased with a portion of the Initial Public Offering (IPO) proceeds in July 2007. These securities were pledged as collateral to secure the term loan portion of our credit facility. As of September 30, 2009, there were no outstanding balances under the term loan and therefore no remaining pledged marketable securities.

Interest Expense. The $0.5 million decrease was primarily due to lower rates on credit facility borrowings, partially offset by losses on interest rate hedges.

Nine Months Ended September 30, 2009 compared to same period in 2008

Operating Revenues. The $35.0 million increase was driven primarily by $26.0 million from the acquisition of the Ozark assets, which benefited approximately $2.3 million from an outage of a regional pipeline, and $5.5 million from East Tennessee’s Greenway Nora and Glade Spring expansion projects that were placed in service in the fourth quarter of 2008.

Operating, Maintenance and Other Expense. The $9.6 million increase was driven primarily by:

•	a $9.7 million increase from the acquisition of the Ozark assets, including approximately $2.9 million of transaction costs, and

•	a $1.5 million increase due to a favorable ad valorem tax adjustment recorded in 2008, partially offset by

•	a $1.6 million increase in net fuel recoveries.

Equity in Earnings of Unconsolidated Affiliates. The $7.8 million increase is comprised of a $6.2 million increase in equity earnings from Market Hub and a $1.6 million increase in equity earnings from Gulfstream.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	(In millions)
Gulfstream
Operating revenues	$185.0	$152.9	$32.1
Operating, maintenance and other expense	27.0	23.0	4.0
Depreciation and amortization	25.8	22.2	3.6
Loss on sale of assets, net	—	(0.6)	0.6
Other income and expenses, net	1.3	9.4	(8.1)
Interest expense	43.7	33.5	10.2

Net income	$89.8	$83.0	$6.8

Spectra Energy Partners’ share	$22.0	$20.4	$1.6

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $6.8 million to $89.8 million for the nine-month period in 2009 compared to $83.0 million for the same period in 2008. The increase was driven primarily by:

•	a $32.1 million increase in revenues primarily from the Phase III and Phase IV expansions placed in service in September 2008, partially offset by

•

a $4.0 million increase in operating, maintenance and other expense due to $3.0 million in higher ad valorem tax expense resulting from Phase III and Phase IV expansion projects and $1.0 million due to a compressor overhaul in 2009,

•	a $3.6 million increase in depreciation expense primarily due to the Phase III and Phase IV expansion projects,

•

an $8.1 million decrease in other income and expenses, driven primarily by a $5.8 million decrease in the equity portion of AFUDC due to higher capital expenditures in 2008 for the Phase III and Phase IV expansion projects, a $0.9 million favorable resolution of a sales and use tax matter in 2008, and a $1.2 million decrease in interest income due to lower rates on cash investments, and

•

a $10.2 million increase in interest expense resulting from the $300 million debt offering in May 2009 and lower interest costs capitalized due to higher 2008 capital expenditures for the Phase III and Phase IV expansion projects.

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	(In millions)
Market Hub
Operating revenues	$86.4	$72.8	$13.6
Operating, maintenance and other expense	15.5	15.8	(0.3)
Depreciation and amortization	8.7	7.9	0.8
Other income and expenses, net	—	0.2	(0.2)
Interest income	0.3	2.4	(2.1)
Interest expense	0.1	0.9	(0.8)
Income tax expense	0.2	0.2	—

Net income	$62.2	$50.6	$11.6

Spectra Energy Partners’ share	$31.0	$24.8	$6.2

Market Hub—Owned 50%

Market Hub’s net income increased $11.6 million to $62.2 million for the nine-month period in 2009 compared to $50.6 million for the same period in 2008. The increase was driven primarily by:

•

a $13.6 million increase in revenues including $10.7 million in firm storage revenues from the initial phase-in of the Egan Cavern 3 storage facilities expansion beginning in 2009 and the phase-in of the Egan Cavern 4 expansion in August 2008, and an additional $3.0 million in interruptible service revenues driven by market demand, and

•	a $0.8 million decrease in interest expense due to lower interest rates on and a reduction of collateral held from counterparties, partially offset by

•	a $0.8 million increase in depreciation expense primarily due to the Egan expansion, and

•	a $2.1 million decrease in interest income primarily due to lower interest rates on and a lower balance of notes receivable from affiliates.

Interest Income. The $2.8 million decrease was due to the sale of marketable securities held by us that were originally purchased with a portion of the IPO proceeds in July 2007.

Interest Expense. The $0.7 million decrease was due to lower interest rates on credit facility borrowings, partially offset by losses on interest rate hedges and interest on borrowings associated with the acquisition of NOARK.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2009 was $1.0 million compared to an income tax benefit of $1.2 million in the same period in 2008 due to a change in the tax status of certain businesses related to the Saltville acquisition.

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

Cash Available for Distribution

We define our Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less net cash paid for interest expense, net cash paid for income tax expense, and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us.

Effective January 1, 2009, we revised the calculation of Cash Available for Distribution, within the definition contained in the partnership agreement. For our regulated entities that apply ASC 980, “Accounting for the Effects of Certain Types of Regulation,” we expense preliminary project costs until such time that management determines that recovery of these costs is probable. At that time, we capitalize those costs, which reduces operating expenses in that period. The revised calculation for Cash Available for Distribution adds back preliminary project costs to EBITDA as those costs are initially incurred and deducts the expense reductions in the period the costs are capitalized. These project costs do not represent operating cash flow activity.

Information presented below for 2008 has been revised to reflect the new definition as follows:

Spectra Energy Partners

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In millions)
Cash Available for Distribution, as previously reported	$36.9	$95.2
Add:
Change in Cash Available for Distribution from Gulfstream (see below)	0.1	0.2
Preliminary project costs, net	0.5	0.5
Less:
Cash paid for income tax expense, net	—	0.9

Cash Available for Distribution, as revised	$37.5	$95.0

Gulfstream

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In millions)
Cash Available for Distribution, as previously reported	$51.6	$103.6
Add:
Preliminary project costs, net	0.4	0.8

Cash Available for Distribution, as revised—100%	$52.0	$104.4

Cash Available for Distribution, as revised—24.5%	$12.8	$25.6

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$40.4	$24.3	$102.5	$75.9
Add:
Interest expense	4.0	4.5	12.6	13.3
Income tax expense (benefit)	0.4	0.2	1.0	(1.2)
Depreciation and amortization	7.4	6.5	21.2	19.6
Less:
Equity in earnings of Gulfstream	8.3	8.6	22.0	20.4
Equity in earnings of Market Hub	10.3	9.0	31.0	24.8
Interest income	0.1	0.7	0.2	3.0
Other income and expenses, net	—	0.4	0.1	0.8

Adjusted EBITDA	33.5	16.8	84.0	58.6
Add:
Cash Available for Distribution from Gulfstream	14.4	12.8	32.6	25.6
Cash Available for Distribution from Market Hub	11.3	9.9	32.6	28.0
Preliminary project costs, net	—	0.5	0.4	0.5
Less:
Cash paid for interest expense, net	0.5	1.3	6.8	8.5
Cash paid for income tax expense, net	—	—	0.1	0.9
Maintenance capital expenditures	3.5	1.2	8.6	8.3

Cash Available for Distribution	$55.2	$37.5	$134.1	$95.0

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net cash provided by operating activities	$45.6	$30.1	$110.9	$104.1
Interest income	(0.1)	(0.7)	(0.2)	(3.0)
Interest expense	4.0	4.5	12.6	13.3
Income tax expense—current	0.1	—	0.2	0.7
Distributions received from Gulfstream and Market Hub	(15.5)	(16.7)	(52.4)	(52.5)
Changes in operating working capital and other	(0.6)	(0.4)	12.9	(4.0)

Adjusted EBITDA	33.5	16.8	84.0	58.6
Add:
Cash Available for Distribution from Gulfstream	14.4	12.8	32.6	25.6
Cash Available for Distribution from Market Hub	11.3	9.9	32.6	28.0
Preliminary project costs, net	—	0.5	0.4	0.5
Less:
Cash paid for interest expense, net	0.5	1.3	6.8	8.5
Cash paid for income tax expense, net	—	—	0.1	0.9
Maintenance capital expenditures	3.5	1.2	8.6	8.3

Cash Available for Distribution	$55.2	$37.5	$134.1	$95.0

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$33.9	$36.8	$89.8	$83.0
Add:
Interest expense	17.4	10.8	43.7	33.5
Depreciation and amortization	8.7	7.5	25.8	22.2
Less:
Other income and expenses, net	1.0	3.2	1.3	9.4

Adjusted EBITDA—100%	59.0	51.9	158.0	129.3
Add:
Preliminary project costs, net	0.1	0.4	0.4	0.8
Less:
Cash paid for interest expense, net	—	—	24.7	24.7
Maintenance capital expenditures	0.1	0.3	0.6	1.0

Cash Available for Distribution—100%	$59.0	$52.0	$133.1	$104.4

Adjusted EBITDA—24.5%	$14.4	$12.7	$38.7	$31.7
Cash Available for Distribution—24.5%	$14.4	$12.8	$32.6	$25.6

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$20.7	$18.1	$62.2	$50.6
Add:
Interest expense	—	0.2	0.1	0.9
Income tax expense	0.1	0.2	0.2	0.2
Depreciation and amortization	3.1	2.7	8.7	7.9
Less:
Interest income	0.1	0.7	0.3	2.4
Other income and expenses, net	—	0.2	—	0.2

Adjusted EBITDA—100%	23.8	20.3	70.9	57.0
Less:
Cash paid for interest expense, net	—	—	3.5	—
Cash paid for income tax expense, net	—	—	—	—
Maintenance capital expenditures	1.2	0.5	2.3	1.0

Cash Available for Distribution—100%	$22.6	$19.8	$65.1	$56.0

Adjusted EBITDA—50%	$11.9	$10.1	$35.5	$28.5
Cash Available for Distribution—50%	$11.3	$9.9	$32.6	$28.0

CRITICAL ACCOUNTING POLICIES

Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 contained discussions of our critical accounting policies and estimates that require the use of significant estimates and judgment. See also Note 8 of Notes to Condensed Consolidated Financial Statements contained in this Report on Form 10-Q for the quarterly period ended September 30, 2009 for further discussion regarding significant estimates and judgment used in our annual goodwill impairment test as of April 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, available credit facilities and additional financing transactions to fund our liquidity and capital requirements for the next 12 months. As of September 30, 2009, we had negative net working capital of $8.1 million compared to negative $23.6 million as of December 31, 2008, of which the September 30, 2009 balance included $30.0 million and the December 31, 2008 balance included $50.0 million for the note payable on demand to Market Hub.

As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Operating Cash Flows

Cash flows provided by operating activities totaled $110.9 million in the nine months of 2009 compared to $104.1 million during the same period in 2008. Higher earnings were partially offset by higher costs deferred for recovery from customers and the timing of payments for services provided by our general partner when comparing to prior periods.

Investing Cash Flows

Cash flows used in investing activities totaled $235.0 million in the first nine months of 2009 compared to $11.9 million during the same period in 2008. This change was driven primarily by:

•	the $294.5 million acquisition of NOARK in 2009, and

•

$31.6 million of proceeds in 2009 from the liquidation of available-for-sale securities that were held as collateral for the term loan as compared to $85.3 million of proceeds from the liquidation of such securities in the 2008 period, partially offset by

•	a $70.5 million increase in distributions received from Gulfstream as a result of their $300.0 million debt issuance in the 2009 period,

•	a $34.2 million decrease in investment expenditures representing capital contributions to Gulfstream and Market Hub used to fund their expansion projects,

•	a $15.7 million decrease in capital expenditures, and

•	the $4.7 million cash portion of the Saltville acquisition in the 2008 period.

We estimate total 2009 capital and investment expenditures of approximately $65 million, excluding the recently acquired Ozark assets, of which $50 million is expected to be used for expansion projects, primarily at Gulfstream and Market Hub, and $15 million for maintenance and other projects. Projected 2009 expenditures reflect a $10 million decrease from previous estimates, primarily related to multi-year Market Hub expansion projects, where certain costs have moved to future years. The change in the timing of these expenditures is not expected to affect project in-service dates or anticipated earnings from these projects. We anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

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

Financing Cash Flows

Net cash provided by financing activities totaled $107.3 million in the first nine months of 2009 compared to $80.6 million cash used in the same prior-year period. This change was driven primarily by:

•	$212.2 million of net proceeds received from the issuance of units in 2009, and

•	$10.0 million of net payments on long-term debt in 2008, partially offset by

•	a $20.0 million net payment on debt payable to affiliates in the 2009 period, and

•	$14.8 million of increased distributions to partners in 2009 compared to 2008.

Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants. As previously discussed, on May 4, 2009 we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. The transaction was funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was refinanced in the second quarter of 2009 through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, resulting in net proceeds of $212.2 million that was used to repay $142.2 million drawn on our bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy. The bank credit facility was further paid down with the proceeds from the special distribution of $72.7 million received from Gulfstream in the second quarter of 2009.

Cash Distributions. As previously discussed, a cash distribution of $0.40 per limited partner unit was declared in October 2009, representing a 5.3% increase over the previous distribution of $0.38 per limited partner unit and the eighth consecutive quarterly increase. This cash distribution represents a 14.3% increase over the distribution of $0.35 per limited partner unit declared in October 2008.

Other Matters. As of the date of this filing, we have $1.3 billion available in the aggregate under an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncements

See Note 14 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008. We believe the exposure to market risk has not changed materially at September 30, 2009.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, which could materially affect our financial condition or future results. Other than the risk factors listed below related to the acquisition of NOARK, there were no changes to those risk factors at September 30, 2009.

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

If the acquisition of NOARK is not as successful as we anticipate, it may reduce our cash from operations on a per unit basis. The acquisition of NOARK involves potential risks, including, among other things:

•	a decrease in our liquidity as a result of us using a portion of our available borrowing capacity to finance the acquisition;

•	a reduction in volumes transported on Ozark Gas Transmission as a result of firm commitment contract expirations as described below;

•	competition from CenterPoint Energy Gas Transmission Company, Texas Gas Transmission, LLC and the proposed Fayetteville Express Pipeline LLC as described below;

•	an inability of NOARK to successfully complete expansion projects;

•	unforeseen difficulties in NOARK’s areas of operations; and

•	the loss of certain key customers.

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

These risks could inhibit the success of the acquisition of NOARK. As a result, the acquisition of NOARK may not achieve expected investment returns, which could adversely affect our consolidated results of operations, financial position and cash flows. If the acquisition of NOARK is not as successful as we anticipate, our ability to make distributions may be reduced.

We may not be able to maintain or replace expiring natural gas transportation contracts related to the NOARK System at favorable rates.

Our primary exposure to market risk occurs at the time existing transportation contracts expire and are subject to renegotiation and renewal. Firm commitment contracts representing approximately 76% of the revenue generated by Ozark Gas Transmission will expire by December 31, 2011, with the majority of such expirations occurring in March 2011. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of these contracts depends on a number of factors beyond our control, including:

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

Ozark Gas Transmission depends on a limited number of customers for a significant portion of their revenues. Currently, Southwestern Energy Company, Arkansas Western Gas Company and Chesapeake Energy account for approximately 36%, 15% and 13%, respectively, of Ozark Gas Transmission’s revenues. While these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and ability to make distributions, unless we are able to contract for comparable volumes from other customers at favorable rates.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 6.	Exhibits.

Any agreements included as exhibits to this Form 10-Q may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP,
its general partner

	By:	Spectra Energy Partners GP, LLC,
its general partner

Date: November 6, 2009		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: November 6, 2009		/S/ LAURA BUSS SAYAVEDRA

Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC