Form 10-K
period 2009-12-31
Spectra Energy Partners, LP
filed 2010-03-11
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2009: $459,000,000.

At February 26, 2010, there were 58,705,791 Common Units, 21,638,730 Subordinated Units and 1,639,117 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2009

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

General

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems with over 3,100 miles of pipelines that serve the southeastern United States, Oklahoma, Arkansas and Missouri, and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 49 billion cubic feet (Bcf) that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “SEP.” Our internet website is http://www.spectraenergypartners.com.

We transport, gather and store natural gas for a broad mix of customers, including local gas distribution companies (LDCs, companies that obtain a major portion of their revenues from retail distribution systems for the delivery of natural gas for ultimate consumption), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, and exploration and production companies. In addition to serving the directly connected southeastern United States, Oklahoma, Arkansas and Missouri markets, our pipeline, storage and gathering systems have access to customers in the mid-Atlantic, northeastern and midwestern regions of the United States through numerous interconnections with major pipelines. Our rates are regulated under the Federal Energy Regulatory Commission’s (FERC’s) rate-making policies with the exception of Market Hub Partners Holding’s (Market Hub’s) intrastate storage operations and our gathering facilities. The FERC is the U.S. agency that regulates the transportation of natural gas in interstate commerce.

Our operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the NYSE under the symbol “SE.” As of December 31, 2009, Spectra Energy and its subsidiaries collectively owned 74% of us and the remaining 26% was publicly owned.

Initial Public Offering

On July 2, 2007, immediately prior to the closing of our initial public offering (IPO), Spectra Energy contributed to us 100% of the ownership of East Tennessee Natural Gas, LLC (East Tennessee), 50% of the ownership of Market Hub and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Spectra Energy indirectly owned 100% of us prior to the closing of the IPO. On July 2, 2007, we issued 11.5 million common units to the public, representing 17% of our outstanding equity. As a result, Spectra Energy retained an 83% equity interest in us, including common units, subordinated units and a 2% general partner interest.

Acquisitions

In 2008, we completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from a wholly owned subsidiary of Spectra Energy at a purchase price of $107.0 million, which included the issuance of 4.2 million common units and 0.1 million general partner units, and a cash payment of $4.7 million to Spectra Energy. Spectra Energy’s ownership of our partnership increased from 83% to 84% as a result of receipt of the new common and general partner units.

In the second quarter of 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million in cash. NOARK’s assets consist of 100% ownership interests of Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively referred to as “Ozark”). This transaction was partially refinanced in the second quarter of 2009 through our sale of common units, resulting in a reduction of Spectra Energy’s ownership interest in us from 84% to 74%.

For financial information on our acquisitions, see Item 8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements.

Gas Transportation and Storage

Our sole segment, Gas Transportation and Storage, includes East Tennessee, Saltville and Ozark. Gas Transportation and Storage provides interstate transportation, storage, fee-based gathering of natural gas, and storage and redelivery of liquefied natural gas (LNG, natural gas that has been converted to liquid form) for customers in the southeastern United States, Oklahoma, Arkansas and Missouri. These operations are primarily subject to the FERC’s and the Department of Transportation’s (DOT’s) rules and regulations.

General

East Tennessee

We own and operate 100% of the 1,510-mile East Tennessee interstate natural gas transportation system, which extends from central Tennessee eastward into southwest Virginia and northern North Carolina, and southward into northern Georgia. East Tennessee supports the energy demands of the southeast and mid-Atlantic regions of the United States through connections to 31 receipt points and 179 delivery points and has market delivery capability of approximately 1.5 billion cubic feet per day (Bcf/d) of natural gas. East Tennessee also owns and operates an LNG storage facility in Kingsport, Tennessee with a working gas storage capacity of 1.1 Bcf and regasification capability of 150 million cubic feet per day (MMcf/d).

Saltville

We own and operate 100% of the Saltville natural gas storage facilities which consist of 5.5 Bcf of total storage capacity. The storage facilities interconnect with the East Tennessee system in southwest Virginia and offer high deliverability salt cavern and reservoir storage capabilities that are strategically located near markets in Tennessee, Virginia and North Carolina.

Ozark

We own and operate 100% of the 565-mile Ozark Gas Transmission interstate natural gas transportation system, which extends from southeastern Oklahoma through Arkansas to southeastern Missouri. This system has connections to 52 receipt points and 26 delivery points and market delivery capability of approximately 0.5 Bcf/d of natural gas. We also own and operate 100% of the 365-mile Ozark Gas Gathering system that accesses Fayetteville Shale and Arkoma natural gas production that feeds into Ozark Gas Transmission.

Customers and Contracts

Gas Transportation and Storage’s customers include LDCs, utilities, interstate and intrastate pipelines, industrial companies, natural gas marketers and producers, electric power generators, and exploration and production companies. Gas Transportation and Storage’s largest customer in 2009 was Atmos Energy Corporation, which accounted for approximately 10% of Gas Transportation and Storage’s revenues.

Gas Transportation and Storage has contracts with its customers to provide firm transportation and storage services as well as fee-based gathering services. Payments under firm transportation and storage services are primarily based on the volume of capacity reserved on the system regardless of the capacity actually used, plus a variable charge based on the volume of natural gas actually transported. As a result, firm transportation revenues typically remain relatively constant over the term of the contracts. Gathering service contracts, which represent less than 3% of Gas Transportation and Storage 2009 operating revenues, include variable charges based on volume of natural gas actually gathered and the number of compression stages needed to deliver the gathered gas. Maximum and minimum rates for transportation and storage services are governed by the applicable FERC-approved natural gas tariff while fee-based gathering services are governed by the applicable state oil and gas commissions.

In 2005, East Tennessee entered into a rate settlement with its customers which established new base rates under the tariff and provided rate certainty through the settlement’s expiration on October 31, 2010. Following expiration of the settlement agreement, East Tennessee’s rates will remain the same, subject to further negotiation or a future rate proceeding.

On September 1, 2008, Saltville placed into effect new rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement includes a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates will remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

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

As of December 31, 2009, East Tennessee and Saltville firm transportation and storage contracts had a weighted average remaining life of approximately eight years and Ozark, excluding gathering contracts, had a weighted average remaining life of approximately two years. In 2009, 97% of East Tennessee and Saltville and 67% of Ozark Gas Transmission’s revenues were derived from capacity reservation charges under firm contracts (including LNG storage services), with the remainder representing variable usage fees under firm and interruptible transportation contracts.

Source of Supply

Gas supply attachments are a critical factor for Gas Transportation and Storage customers. Its customers benefit from gas supply from the Gulf Coast region through Tennessee Gas Pipeline Company, and to a lesser degree Texas Eastern Transmission, L.P. (Texas Eastern, a subsidiary of Spectra Energy), Southern Natural Gas Company, Columbia Gulf Transmission Company and Midwestern Gas Pipeline System. Its customers also receive natural gas supply from conventional and non-conventional sources such as Appalachian Shale and coal-bed methane, as well as from Fayetteville Shale and Arkoma supply basins. Natural gas withdrawn from East Tennessee’s LNG storage facility and other on-system storage fields, including Saltville’s natural gas storage facilities, provide customers with additional supply sources used to supplement supplies during periods of peak demand.

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

An increase in competition in the region served by East Tennessee and Saltville could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, the ability to offer service from multiple storage or production locations, and the cost-of-service and rates offered by East Tennessee’s and Saltville’s competitors.

The Ozark assets compete with CenterPoint Energy Gas Transmission Company, Texas Gas Transmission, LLC’s Fayetteville Lateral, which went into service in 2009, and the Fayetteville Express Pipeline LLC, which is scheduled to be in-service in the fourth quarter 2010.

Gulfstream

General

We own a 24.5% interest in the 745-mile Gulfstream interstate natural gas transportation system which extends from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico and into Florida. The Gulfstream pipeline currently includes approximately 295 miles of onshore pipeline in Florida, 15 miles of onshore pipeline in Alabama and Mississippi, and 435 miles of offshore pipeline in the Gulf of Mexico. Facilities also include gas treatment facilities and a compressor station in Coden, Alabama. Gulfstream supports the south and central Florida markets through its connection to eight receipt points and 23 delivery points and has market delivery capability of 1.26 Bcf/d of natural gas. Spectra Energy and affiliates of The Williams Companies, Inc. (Williams) own the remaining 25.5% and 50% interests in Gulfstream, respectively, and jointly operate the system.

Customers, Contracts and Supply

In 2009, Florida Power & Light Company and Florida Power Corporation d/b/a Progress Energy Florida, Inc. accounted for approximately 52% and 27%, respectively, of Gulfstream’s revenues.

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

As of December 31, 2009, Gulfstream’s firm transportation and storage contracts had a weighted average remaining life of 19 years. In 2009, 97% of Gulfstream’s revenues were derived from capacity reservation charges under firm contracts, 2% of revenues were derived from variable usage fees under firm contracts and 1% of revenues were derived from interruptible transportation contracts.

Gulfstream shippers increasingly have the option of buying natural gas supplies from a wide range of producers in the eastern Gulf of Mexico and from onshore sites along the entire Gulf Coast. Gulfstream is connected to processing plants and supply pipelines in the Mobile Bay area. Currently, shippers have the ability to source supply at eight access points, including access to supplies delivered by the Southeast Header Supply, LLC (SESH) joint venture. SESH originates in Perryville, LA and interconnects with Gulfstream near Coden, Alabama. In addition, anticipated increasing LNG imports along the Gulf Coast should further diversify the gas supplies available to Gulfstream’s customers, potentially offsetting some of the risks associated with offshore Gulf of Mexico natural gas production.

Competition

Within the Florida market for natural gas, Gulfstream competes with other pipelines that transport and supply natural gas to end-users. Gulfstream’s competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by Gulfstream. Gulfstream’s most direct competitor is Florida Gas Transmission Company, LLC, owned by subsidiaries of El Paso Corporation and Southern Union Company.

An increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, access to natural gas storage, the cost-of-service and rates, and the terms of service offered.

Market Hub

General

We own a 50% interest in Market Hub, which owns and operates two high-deliverability salt cavern natural gas storage facilities — the Egan facility and the Moss Bluff facility. These storage facilities are capable of being fully or partially filled and depleted, or “cycled,” multiple times per year. Market Hub’s storage facilities offer access to traditional Gulf of Mexico natural gas supplies, onshore Texas and Louisiana supplies, mid-continent production, non-conventional (shale and tight-sands) onshore production, and growing imports of LNG to the Gulf Coast. Spectra Energy owns the remaining 50% interest in Market Hub and operates the system.

The Egan storage facility, located in Acadia Parish, Louisiana, has four storage caverns with a working gas capacity of approximately 28 Bcf, and includes a 47-mile pipeline system that interconnects with seven interstate pipeline systems, including Texas Eastern Transmission, and one intrastate pipeline system. Egan offers access to Gulf Coast, midwest, southeast and northeast markets. Egan is undergoing a multi-year expansion program to add approximately 8 Bcf of storage capacity and 16 miles of pipeline extensions. The initial phase-in of storage expansion of 6 Bcf occurred in mid-2009, and the project is scheduled to be completed in the second half of 2012.

The Moss Bluff storage facility, located in Liberty County, Texas, has three storage caverns with a working gas capacity of approximately 15 Bcf, and includes a 20-mile pipeline system that interconnects with two interstate pipeline systems, including Texas Eastern Transmission, and three intrastate pipeline systems. Moss Bluff offers access to Texas, northeast and midwest markets. The construction on Cavern 4 will continue during 2010. This multi-year project is expected to increase working capacity by 6.5 Bcf as well as upgrade top-side facilities and expand pipeline interconnects. The cavern is expected to be placed in service in 2011.

Customer, Contracts and Supply

Market Hub provides storage services to a broad mix of customers including marketers, electric power generators, gas producers, pipelines and LDCs. In 2009, there were no customers that accounted for more than 10% of Market Hub’s revenues.

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

As of December 31, 2009, Market Hub’s firm storage contracts had a weighted average remaining life of approximately three years, which is typical of the shorter contract life of market-based storage facilities as compared to transportation systems. Approximately 87% of Market Hub’s revenues in 2009 were derived from capacity reservation fees under firm storage contracts and 13% from interruptible storage contracts including park and loan services.

Egan has aggregate receipt capacity from major interconnecting pipelines of approximately 3.8 Bcf/d compared to an injection capability of 1.3 Bcf/d. Moss Bluff has aggregate receipt capacity from major interconnecting pipelines of approximately 2.3 Bcf/d compared to an injection capability of 0.6 Bcf/d. Egan has access to major interstate pipelines, while Moss Bluff has access to major interstate and intrastate pipelines. This level of supply connectivity gives customers access to a broad range of natural gas supply sources from existing onshore and offshore Gulf Coast and mid-Continent production areas as well as LNG supplies.

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

Revenue Contract Summary

We compete for transportation, gathering and storage customers based on the specific type of service a customer needs, operating flexibility, available capacity and price. As noted previously, we provide a significant portion of our transportation and storage services through firm contracts and derive a smaller portion of our revenue through interruptible contracts, seeking to maximize the portion of physical capacity sold under firm contracts. To the extent physical capacity that is contracted for firm service is not being fully utilized, we can contract such capacity for interruptible service. Our gathering services, representing less than 3% of Gas Transmission and Storage operating revenues, are fee-based and dependent upon the volume of natural gas gathered. The table below summarizes certain information regarding our contracts and revenues as of and for the year ended December 31, 2009:

	Revenue Composition %				% of Physical Capacity Subscribed Under Firm Contracts	Weighted Average Remaining Firm Contract Life (in years)(a)
	Firm Contracts		Interruptible Contracts	Volume-based Fees
Asset	Capacity Reservation Fees	Variable Fees
East Tennessee	99%	1%	—%	—%	95%	9
Ozark
Transmission	67	26	7	—	100	2
Gathering	—	—	—	100	n/a	n/a
Saltville	87	6	7	—	99	8
Gulfstream	97	2	1	—	99	19
Market Hub	87	—	13	—	100	3

(a)	The average life of each contract is calculated based on contract revenues.
n/a	Indicates not applicable.

Supplies and Raw Materials

We purchase a variety of manufactured equipment and materials for use in operations and expansion projects. The primary equipment and materials utilized in operations and project execution processes are steel pipe, compression engines, valves, fittings, polyethylene plastic pipe, gas meters and other consumables.

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

Regulations

Our interstate gas transmission pipeline and storage operations are regulated by the FERC with the exception of Moss Bluff intrastate storage operations and the Ozark gathering facilities. The FERC regulates natural gas transportation in U.S. interstate commerce including the establishment of recourse rates for services. The FERC also regulates the construction of U.S. interstate pipelines and storage facilities including extension, enlargement and abandonment of facilities. Our Ozark gathering operations are subject to oversight by the Arkansas Public Service Commission and Oklahoma Corporation Commission. The Moss Bluff intrastate storage operations are subject to oversight by the Texas Railroad Commission (TRC).

The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission and storage companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transportation of gas by intrastate pipelines.

Our gas transmission and storage operations are subject to the jurisdiction of the Environmental Protection Agency (EPA) and various other federal, state and local environmental agencies. See “Environmental Matters” for a discussion of environmental regulation. Our interstate natural gas pipelines are also subject to the regulations of the DOT concerning pipeline safety.

Under current policy, the FERC permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability company interests, the tax allowance will reflect the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. This policy was upheld on May 29, 2007 by the Court of Appeals for the District of Columbia Circuit. Whether the owners of a pipeline or storage company have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In a future rate case, the pipelines and storage companies in which we own an interest may be required to demonstrate the extent to which inclusion of an income tax allowance in the applicable cost-of-service is permitted under the current income tax allowance policy. Egan and Moss Bluff have authority to charge market-based rates and therefore this tax allowance issue does not affect the rates that they charge their customers.

Environmental Matters

We are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations often impose substantial testing and certification requirements.

Environmental laws and regulations affecting us include, but are not limited to:

•

The Clean Air Act (CAA) and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Our natural gas transmission, storage and gathering assets are considered sources of air emissions and are thereby subject to the CAA. Owners and/or operators of air emission sources, such as us, are responsible for obtaining permits for existing and new sources of air emissions and for annual compliance and reporting.

•

The Federal Water Pollution Control Act (Clean Water Act), which requires permits for facilities that discharge wastewaters into the environment. The Oil Pollution Act (OPA), was enacted in 1990 and amends parts of the Clean Water Act and other statutes as they pertain to the prevention of and response to oil spills. OPA imposes certain spill prevention, control and countermeasure requirements. Although we are primarily a natural gas business, OPA affects our business because of the presence of liquid hydrocarbons (condensate) in our offshore pipeline.

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

For more information on environmental matters, including possible liability and capital costs, see Item 8. Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements.

Except to the extent discussed in Note 15, compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our partnership and is not expected to have a material adverse effect on our competitive position or consolidated results of operations, financial position or cash flows.

Employees

We do not have any employees. We are managed by the directors and officers of our general partner. Our general partner or its affiliates currently employ 110 people who spend a majority of their time operating the East Tennessee, Ozark and Saltville facilities, and 5 people who are primarily dedicated to us. Market Hub is operated by Spectra Energy pursuant to an operating and maintenance agreement and the employees who operate the Market Hub assets are therefore not included in the above numbers. Gulfstream is operated by Spectra Energy (with respect to business functions) and Williams (with respect to technical functions) pursuant to an operating and maintenance agreement, and therefore, the employees who operate the Gulfstream assets are also not included in the above numbers.

Glossary

Terms used to describe our business are defined below.

Available Cash. For any quarter ending prior to liquidation:

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

Additional Information

We were formed on March 19, 2007 as a Delaware master limited partnership. Our principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056 and our telephone number is 713-627-5400. We electronically file various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.spectraenergypartners.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, is not incorporated by reference into this report.

Item 1A. Risk Factors.

Discussed below are the more significant risk factors relating to us.

Risks Related to our Business

We may not have sufficient cash from operations to enable us to make cash distributions to holders of common and subordinated units.

In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $24.1 million per quarter, or $96.4 million per year, depending on the actual number of common units and subordinated units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

•	the rates charged for transportation, storage and gathering services, and the volumes of natural gas contracted by customers for transportation, storage and gathering services;

•

the overall demand for natural gas in the southeastern, mid-Continent and mid-Atlantic regions of the United States and the quantities of natural gas available for transport, especially from the Gulf of Mexico, Appalachian and mid-Continent areas;

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

Our subsidiaries and equity affiliates conduct operations and own our operating assets, which may affect our ability to make distributions to our unitholders. In addition, we cannot control the amount of cash that will be received from Gulfstream and Market Hub, and we may be required to contribute significant cash to fund their operations.

We are a partnership holding company and our operating subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the ownership interests in our subsidiaries and our equity investments, including Gulfstream and Market Hub. As a result, our ability to make distributions to our unitholders depends on the performance of these subsidiaries and equity investments and their ability to distribute funds to us. The ability of our subsidiaries and equity investments to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations, including FERC policies.

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

Our lack of control over the operations of Gulfstream and Market Hub may mean that we do not receive the amount of cash we expect to be distributed to us. In addition, we may be required to provide additional capital, and these contributions may be material. Neither Gulfstream nor Market Hub is prohibited from incurring indebtedness by the terms of their respective limited liability company agreement and general partnership agreements. If Gulfstream or Market Hub were to incur significant additional indebtedness, it could inhibit their respective abilities to make distributions to us. This lack of control may significantly and adversely affect our ability to distribute cash.

Natural gas transportation, storage and gathering operations are subject to regulation by federal, state and local authorities, which could have an adverse effect on our ability to establish transportation, storage and gathering rates that would allow us to recover the full cost of operating our pipelines, including a reasonable return, and our ability to make distributions.

Our interstate natural gas transportation, storage and gathering operations are subject to federal, state and local regulatory authorities. Specifically, our natural gas pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC. Its authority to regulate natural gas pipeline transportation services includes the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters.

In addition, we cannot give any assurance regarding the likely future regulations under which we will operate our natural gas transportation, storage and gathering businesses or the effect such regulation could have on our business, financial condition, results of operations and our ability to make distributions.

Certain transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

Under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2009, 99% of Gulfstream’s firm revenues were derived from such negotiated rate contracts and approximately 44% of Gas Transportation and Storage’s firm revenues were derived from capacity reservation charges under negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that Gulfstream’s, East Tennessee’s, Ozark’s and Saltville’s costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from Gulfstream, East Tennessee, Ozark and Saltville.

Market Hub’s right to charge “market-based rates” at its Egan storage facility is subject to the continued existence of certain conditions related to the competitive position of Market Hub and, if those conditions change, the right to charge market-based rates could be terminated.

Certain of the rates charged by Market Hub are regulated by the FERC pursuant to its market-based rate policy, which allows regulated storage companies to charge rates above those which would be permitted under traditional cost-of-service regulation. The right of Market Hub to charge market-based rates is based upon determinations by the FERC that it does not have market power in the relevant market areas it serves. This determination of a lack of market power is subject to review and revision by the FERC if circumstances change. In the event of an adverse determination concerning market power with respect to Market Hub, its rates could become subject to cost-of-service regulation which could have adverse consequences for the cash flows of Market Hub.

Increased competition from alternative natural gas transportation, storage and gathering options and alternative fuel sources could have a significant financial effect on us.

We compete primarily with other interstate and intrastate pipelines, storage and gathering facilities in the transportation, storage and gathering of natural gas. Some of our competitors have greater financial resources and access to greater supplies of natural gas than we do. Some of these competitors may expand or construct transportation, storage and gathering systems that would create additional competition for the services we provide to our customers. Moreover, Spectra Energy and its affiliates are not limited in their ability to compete with us. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal and fuel oils.

The principal elements of competition among natural gas transportation, storage and gathering assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. The FERC’s policies promoting competition in natural gas markets are having the effect of increasing the natural gas transportation, storage and gathering options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as existing agreements expire. If East Tennessee, Ozark, Saltville, Gulfstream or Market Hub are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported, stored or gathered by our systems or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation, storage or gathering rates. Competition could intensify the negative effect of factors that significantly decrease demand for natural gas in the markets served by our pipeline systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

Any significant decrease in supplies of natural gas connected to our areas of operation could adversely affect business and operating results, and reduce cash available for distribution.

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

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, the overall volume of natural gas transported, stored and gathered on our systems would decline, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

We may not be able to maintain or replace expiring natural gas transportation, storage and gathering contracts at favorable rates.

Our primary exposure to market risk occurs at the time existing transportation, storage and gathering contracts expire and are subject to renegotiation and renewal. A portion of the revenue generated by our systems in 2009 is attributable to firm capacity reservation fees that are set to expire on or prior to December 31, 2012. For Gas Transportation and Storage, Gulfstream and Market Hub, those portions were 18%, 1% and 51%, respectively. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to deliver natural gas to our markets;

•	the growth in demand for natural gas in our markets;

•	whether the market will continue to support long-term contracts;

•	whether our business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

Our key markets are projected to continue to exhibit higher than average annual growth in natural gas demand of approximately 3.0% through 2019 as compared with the U.S. lower 48 average growth rate of approximately 2% for the same period. This demand growth is primarily driven by the natural gas-fired electric generation sector.

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

We rely on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2009, the three largest customers for Gas Transportation and Storage were Atmos Energy Corporation, CNX Gas Corporation and Southwestern Energy Services, Co.; for Gulfstream were Florida Power & Light Company, Florida Power Corporation d/b/a Progress Energy Florida, Inc. and TECO Energy and its affiliates; and for Market Hub were J.P. Morgan Ventures Energy Corporation, NiSource and AGL Resources. In 2009, these customers accounted for approximately 26%, 87% and 25% of the operating revenues for Gas Transportation and Storage, Gulfstream and Market Hub, respectively. While most of these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and ability to make distributions, unless we are able to contract for comparable volumes from other customers at favorable rates.

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

A principal focus of our strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends on our ability to complete expansion projects and make acquisitions that result in an increase in cash generated. We may be unable to complete successful, accretive expansion projects or acquisitions for any of the following reasons:

•	an inability to identify attractive expansion projects or acquisition candidates or we are outbid by competitors;

•	an inability to obtain necessary rights-of-way or government approvals, including regulatory agencies;

•	an inability to successfully integrate the businesses we build or acquire;

•	we are unable to raise financing for such expansion projects or acquisitions on economically acceptable terms;

•	incorrect assumptions about volumes, reserves, revenues and costs, including synergies and potential growth; or

•	we are unable to secure adequate customer commitments to use the newly expanded or acquired facilities.

Expansion projects or future acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per unit basis.

Even if we complete expansion projects or make acquisitions that we believe will be accretive, these expansion projects or acquisitions may nevertheless reduce our cash from operations on a per-unit basis. Any expansion project or acquisition involves potential risks, including, among other things:

•

an inability to complete expansion projects on schedule or within the budgeted cost due to the unavailability of required construction personnel, equipment or materials, and the risk of cost overruns resulting from inflation or increased costs of materials, labor and equipment;

•	a decrease in our liquidity as a result of us using a significant portion of our Available Cash or borrowing capacity to finance the project or acquisition;

•	an inability to complete expansion projects on schedule due to accidents, weather conditions or an inability to obtain necessary permits;

•	an inability to receive cash flows from a newly built or acquired asset until it is operational;

•	unforeseen difficulties operating in new product areas or new geographic areas; and

•	customer losses at the acquired business.

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

The amount of our cash available for distribution depends primarily on our cash flows and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.

Our amount of cash available for distribution depends primarily upon our cash flows, including cash flow from financial reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

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

Our natural gas transportation, storage and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. Moreover, new and stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. Private parties may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for noncompliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other effects of operations. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.

The enactment of future climate change legislation could result in increased operating costs and delays in obtaining necessary permits for our capital projects.

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce greenhouse gas (GHG) emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Copenhagen, Denmark in December 2009 with the intent of defining a future agreement for 2012 and beyond. While the talks resulted in a non-binding political agreement, to date, a binding successor accord to the Kyoto Protocol has not been realized.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that a number of our assets and operations could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain. In addition, a number of states in the United States are establishing or considering state or regional programs that would mandate reductions in GHG emissions. We expect a number of our assets and operations could be affected either directly or indirectly by state or regional programs. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

The EPA has proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in 2009 to address how GHG emissions would be regulated under the existing Clean Air Act. This proposed rulemaking has not yet been finalized. Regulation of GHG emissions under the Clean Air Act would subject our new capital projects to additional permitting requirements which may result in delays in completing such projects. In addition, several legislative proposals have been introduced and discussed in the U.S. Congress that would impose GHG emissions constraints, including H.R. 2454 – the American Clean Energy and Security Act, which passed the House of Representatives in June 2009. To date, similar legislation has not been considered by the full U.S. Senate. Due to the speculative outlook regarding any U.S. federal and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However such legislation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects.

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

Our operations are subject to many hazards inherent in the transportation, storage and gathering of natural gas, including:

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

At December 31, 2009, we had $240 million in revolving debt under our $500 million credit facility. We continue to have the ability to incur additional debt, subject to limitations in our credit facility. Our level of debt could have important consequences, including the following:

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

We are a holding company with no business operations. As such, we depend upon the earnings and cash flow of our subsidiaries and equity investments and the distribution of that cash to us in order to meet our obligations and to allow us to make distributions to our unitholders. Any interruption of distributions to us from our subsidiaries and equity investments may limit our ability to satisfy our obligations and to make distributions. The operating and financial restrictions and covenants in our credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue business activities associated with our subsidiaries and equity investments. Our credit facility contains covenants that restrict or limit our ability to:

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

The credit facility contains covenants requiring us to maintain certain financial ratios and tests. The ability to comply with the covenants and restrictions contained in the credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facility, the lenders will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, the lenders’ commitment to make further loans to us may terminate, and the operating partnership may be prohibited from making any distributions. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions.

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

If we were to have an independent credit rating in the future, our credit rating could be adversely affected by the leverage of our general partner or Spectra Energy, as credit rating agencies may consider the leverage and credit profile of Spectra Energy and its affiliates because of their ownership interest in and control of us, and the strong operational links between Spectra Energy and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions.

Terrorist attacks, and the threat of terrorist attacks, have resulted in increased costs to our business. Continued global hostilities or other sustained military campaigns may adversely affect our results of operations.

Acts of terrorism and any possible reprisals as a consequence of any action by the United States and its allies could be directed against companies operating in the United States. This risk is particularly great for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our cash flows and business.

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

•

some officers of Spectra Energy who provide services to us also will devote significant time to the business of Spectra Energy and will be compensated by Spectra Energy for the services rendered to it;

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

Neither our partnership agreement nor the omnibus agreement among us, Spectra Energy and others prohibits affiliates of our general partner, including Spectra Energy, DCP Midstream, LLC and DCP Midstream Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Spectra Energy and its affiliates may acquire, construct or dispose of additional transportation, storage and gathering or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely affect our results of operations and cash available for distribution.

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

The unitholders will be unable initially to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 73% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. “Cause” is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with the general partner’s performance in managing us will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

Our assets include a 100% ownership interest in East Tennessee, Ozark and Saltville, a 24.5% limited liability company interest in Gulfstream and a 50% general partner interest in Market Hub. If a sufficient amount of our assets, such as our ownership interests in Gulfstream and Market Hub or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Market Hub could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with our 24.5% interest in Gulfstream or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from its affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have a material adverse effect on our business.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner or its parent from transferring all or a portion of their respective ownership interest in the general partner or its parent to a third party. The new owners of our general partner or its parent would then be in a position to replace the board of directors and officers of its parent with its own choices and thereby influence the decisions taken by the board of directors and officers.

Increases in interest rates could adversely affect our unit price and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.

In recent years, the U.S. credit markets have experienced 50-year record lows in interest rates. Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is affected by the level of our cash distributions and implied distribution yield. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse effect on our unit price and the ability to issue additional equity to make acquisitions, to incur debt or for other purposes.

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

As of February 26, 2010, Spectra Energy and its affiliates hold an aggregate of 37,337,521 common units and 21,638,730 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period, which could occur on the first business day after June 30, 2010, and all of the subordinated units may convert into common units if additional tests are satisfied. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of February 26, 2010, our general partner and its affiliates own approximately 64% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our general partner and its affiliates will own approximately 73% of our aggregate outstanding common units.

Our common unitholder’s liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. We are organized under Delaware law and conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the states in which we do business. Our common unitholders could be liable for any and all of our obligations as if our common unitholders were a general partner if a court or government agency determined that:

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (IRS) treats us as a corporation or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution.

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

In addition to federal income taxes, a common unitholder will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the common unitholder does not live in any of those jurisdictions. The common unitholder will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the common unitholder may be subject to penalties for failure to comply with those requirements. We will initially own assets and do business in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, Oklahoma, Tennessee, Texas and Virginia. Each of these states, other than Texas and Florida, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose an income tax. It is the common unitholder’s responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in the common units.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056, which is a facility leased by Spectra Energy. Our telephone number is 713-627-5400.

For a description of material properties, see Item 1. Business.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Item 8. Financial Statements and Supplementary Data, Notes 5 and 15 of Notes to Consolidated Financial Statements.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of              Equity Securities.

Our common units are listed on the NYSE under the symbol “SEP.” The following table sets forth the high and low closing sales prices for our common units during the periods indicated, as reported by the NYSE, and the amount of the quarterly cash distributions we paid on each of our common units.

Common Unit Data by Quarter

	Distributions Paid in the Quarter		Unit Price Range(a)
	Per Common Unit	Per Subordinated Unit	High	Low
2009
First Quarter	$0.36	$0.36	$22.78	$18.77
Second Quarter	0.37	0.37	23.55	19.85
Third Quarter	0.38	0.38	24.75	21.15
Fourth Quarter	0.40	0.40	29.93	23.84

2008
First Quarter	0.32	0.32	25.97	21.17
Second Quarter	0.33	0.33	26.15	22.84
Third Quarter	0.34	0.34	25.00	17.06
Fourth Quarter	0.35	0.35	30.00	12.10

(a)	Unit prices represent the intra-day high and low unit price.

As of February 26, 2010, there were approximately 27 holders of record of our common units. A cash distribution to unitholders of $0.41 per limited partner unit was declared on January 21, 2010 and was paid on February 12, 2010, which is a $0.01 per limited partner unit increase over the cash distribution of $0.40 per limited partner unit paid on November 13, 2009.

Unit Performance Graph

The following graph reflects the comparative changes in the value from June 27, 2007, the first trading day of our common units on the NYSE, through December 31, 2009 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	June 27, 2007	December 31,
		2007	2008	2009
Spectra Energy Partners	$100.00	$84.61	$74.07	$118.32
S&P 500	100.00	98.44	62.02	78.43
Alerian MLP Index	100.00	93.90	59.23	104.50

Market Repurchases

We have not made any repurchases of common, subordinated or general partner units.

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2007, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.

See the Glossary contained in Item 1. for the definition of Available Cash.

Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of January 21, 2010 is $0.41 per limited partner unit, or $1.64 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreement.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 1,639,117 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. During 2009, the general partner contributed $4.4 million to maintain its 2% interest as a result of the additional limited partner units issued in the second quarter 2009 associated with the financing of the Ozark acquisition.

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

Equity Compensation Plans

For information related to our equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

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

	2009	2008	2007		2006	2005
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$178.9	$124.9	$121.1		$101.5	$84.6
Operating income	82.8	51.9	60.6		47.9	28.1
Equity in earnings of unconsolidated affiliates	70.7	61.4	55.6		41.1	46.3
Net income	135.9	101.3	202.9	(a)	68.1	59.0

Net Income per Limited Partner Unit(b)
Net income per limited partner unit — basic and diluted	$1.71	$1.40	$0.68		n/a	n/a
Distributions paid per limited partner unit	1.51	1.34	0.30		n/a	n/a

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet
Total assets	$1,812.5	$1,601.5	$1,611.3	$1,399.5	$1,336.7
Long-term debt	390.0	390.0	400.0	150.0	150.0

(a)	Includes a benefit of $110.5 million from the reversal of deferred income tax liabilities in 2007. See Item 8. Financial Statements and Supplementary Data, Note 6 of Notes to Consolidated Financial Statements for further discussion.
(b)	Reflective of general and limited partners’ interests in Net Income since the closing of our IPO on July 2, 2007.
n/a	Indicates not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OVERVIEW

In 2009, our focus was to continue consistent delivery on the strategies we had communicated in conjunction with our IPO in 2007. This included a significant focus on growth opportunities to support our cash distribution objectives. During 2009, we completed the $294.5 million acquisition of NOARK and continued the execution and pursuit of organic growth projects. In addition, we increased the quarterly cash distributions each quarter in 2009 from $0.36 per limited partner unit for the fourth quarter of 2008, paid in February 2009, to $0.41 per limited partner unit for the fourth quarter of 2009, paid in February 2010, or a 14% increase.

We reported net income of $135.9 million in 2009 compared with $101.3 million in 2008. The increase resulted from higher earnings from the acquisition of the Ozark assets in the second quarter of 2009, a full year from the Greenway Nora and Glade Spring expansion projects at East Tennessee placed in service in late 2008, as well as increased equity earnings from Market Hub due to increased revenues from ongoing expansion projects.

Consistent with our strategy to opportunistically pursue acquisitions, on May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile FERC-regulated interstate natural gas transmission system and Ozark Gas Gathering, a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions.

In the second quarter of 2009, we issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, in connection with the refinancing of the purchase of NOARK, resulting in net proceeds of $212.2 million and a reduction of Spectra Energy’s ownership interest in us from 84% to 74%. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

In 2010 and 2011, we expect to invest approximately $200 million in expansion capital, with $60 million in 2010. We will continue investing in our ongoing projects including the Gulfstream Phase V expansion project, a multi-year expansion program at Market Hub and the development of East Tennessee’s Northeastern Tennessee expansion project. See further discussion under “Liquidity and Capital Resources — Investing Cash Flows.”

Business Strategies

Our primary business objective is to grow unitholder value over time by executing the following strategies:

•

Optimize existing assets and achieve additional operating efficiencies. We intend to enhance the profitability of our existing assets by undertaking additional initiatives to enhance utilization, improve operating efficiencies and develop rate and contract structures that create value for our customers.

•

Deliver on organic growth opportunities. We continually evaluate organic expansion opportunities in existing and new markets that could allow us to increase value and cash distributions to our investors.

•

Opportunistically pursue acquisitions. We may expand our existing natural gas transportation and storage businesses by pursuing acquisitions that add value and fit our fee-based business model. We would pursue acquisitions in areas where our assets currently operate that provide the opportunity for operational efficiencies or higher capacity utilization of existing assets, as well as acquisitions in complementary fee-based operations or new geographic areas of operation in order to grow the scale of our business.

Significant Economic Factors for Our Business

The high percentage of our business derived from capacity reservation fees mitigates the risk of revenue fluctuations due to near-term changes in natural gas supply and demand conditions. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy in general, and are impacted by shifts in supply and demand dynamics, the mix of services requested by our customer, and changes in regulatory requirements affecting our operations. Short-term contracts and interruptible service arrangements are not a significant component of our revenue; however, these services can be impacted positively or negatively to varying degrees by natural gas price volatility and other factors beyond our control. We mitigate our exposure to natural gas prices by maximizing the contracting of our available transportation capacity with long-term, fixed-rate arrangements.

We believe the key factors that impact our business are the supply of and demand for natural gas in the markets in which we operate, our customers and their requirements, competition and government regulation of natural gas pipelines and storage systems. These key factors play an important role in how we evaluate our operations and implement our long-term strategies.

Supply and Demand Dynamics

Changes in natural gas supply such as new discoveries of natural gas reserves, declining production in older fields and the introduction of new sources of natural gas supply, such as non-conventional and natural gas shale plays, affect the demand for our services from both producers and consumers. As these supply dynamics shift, we anticipate that we will actively pursue projects that link these new sources of supply to producers and consumers willing to contract for transportation or storage on a long-term firm basis. Changes in demographics, the amount of natural gas fired power generation and shifts in residential usage affect the overall demand for natural gas. In turn, our customers, which include LDCs, utilities, marketers and producers and power generators, increase or decrease their demand for our services as a result of these changes.

Growing Markets

Our key markets are projected to continue to exhibit higher than average annual growth in natural gas demand of approximately 3.0% through 2019 compared with the U.S. lower 48 average growth rate of approximately 2% for the same period. This demand growth is primarily driven by the natural gas-fired electric generation sector.

Growth of Natural Gas Transportation Capacity

As natural gas supplies and demand continue to shift, our customers have additional options in meeting their needs for natural gas pipeline capacity. A number of new natural gas transmission projects have been announced in recent years, and are in various stages of development, especially in the Arkansas, Oklahoma, and Fayetteville supply regions. The increased supply of transmission capacity from these areas could result in some “turnback” of Ozark firm capacity over the next several years. We are actively engaged with customers to address their capacity needs on Ozark over the next several years.

Growth of Natural Gas Storage Facilities

Natural gas storage plays an important role in the natural gas transportation industry, due to the need to balance seasonal pricing, provide gas for power generation and to balance the difference in timing of natural gas supplies and natural gas demand. A substantial number of natural gas storage projects have been announced in recent years and are in various stages of development, especially in Mississippi, Texas and Louisiana. In 2009, 60.7 Bcf of natural gas storage came into service in this region, while another 32.8 Bcf was delayed or cancelled. The southeastern region of the United States has a large number of high-deliverability, salt-cavern storage facilities and the demand for this type of storage is expected to continue to grow. An increased supply of storage capacity competing with Market Hub’s storage facilities could negatively impact our operations.

Regulation

Government regulation of natural gas transportation, storage and gathering has a significant impact on our business. The natural gas transportation rates are regulated under the FERC rate-making policies. Our storage facility in Texas is subject to oversight by the TRC. Our gathering operations are subject to oversight by the Arkansas Public Service Commission and Oklahoma Corporation Commission. The FERC regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. Under certain circumstances, we are permitted to enter into contracts with customers under “negotiated rates” and “market-based” rates that differ from the rates imposed by the FERC.

RESULTS OF OPERATIONS

	2009	2008	2007
	(in millions)
Operating revenues	$178.9	$124.9	$121.1
Operating, maintenance and other expenses	67.6	46.7	34.1
Depreciation and amortization	28.5	26.3	26.4

Operating income	82.8	51.9	60.6
Equity in earnings of unconsolidated affiliates	70.7	61.4	55.6
Other income and expenses, net	0.1	0.9	0.4
Interest income	0.2	3.5	5.5
Interest expense	16.7	17.8	17.1

Earnings before income taxes	137.1	99.9	105.0
Income tax expense (benefit)	1.2	(1.4)	(97.9)

Net income	$135.9	$101.3	$202.9

Net cash provided by operating activities	$159.7	$139.2	$84.9
Adjusted EBITDA(a)	111.3	78.2	87.0
Cash Available for Distribution(a)	158.1	120.6	119.2

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles (GAAP).

2009 Compared to 2008

Operating Revenues. The $54.0 million increase in 2009 was driven primarily by $43.5 million from the acquisition of the Ozark assets effective May 4, 2009 and $10.2 million from East Tennessee’s Greenway Nora and Glade Spring expansion projects that were placed in service in the fourth quarter of 2008.

Operating, Maintenance and Other. The $20.9 million increase in 2009 was driven primarily by:

•	a $16.2 million increase from the acquisition of the Ozark assets, including approximately $2.9 million of transaction costs, and

•	a $2.5 million increase due to a favorable ad valorem tax adjustment recorded in 2008, partially offset by

•	a $0.5 million increase in net fuel recoveries.

Equity in Earnings of Unconsolidated Affiliates. The $9.3 million increase in 2009 consisted of a $2.9 million increase in earnings from our 24.5% interest in Gulfstream and a $6.4 million increase in earnings from our 50% interest in Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	2009	2008	Increase (Decrease)	2007	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$251.5	$206.7	$44.8	$185.3	$21.4
Operating, maintenance and other expenses	33.1	31.1	2.0	15.9	15.2
Depreciation and amortization	34.5	30.3	4.2	30.0	0.3
Loss on sale of assets	—	(0.6)	0.6	—	(0.6)
Other income and expenses, net	1.4	11.1	(9.7)	3.9	7.2
Interest expense	61.3	45.0	16.3	47.9	(2.9)

Net income	$124.0	$110.8	$13.2	$95.4	$15.4

Spectra Energy Partners’ share	$30.4	$27.5	$2.9	$23.5	$4.0

Gulfstream’s net income increased $13.2 million to $124.0 million in 2009 compared to $110.8 million in 2008. The increase was primarily due to the final phase-in, which started in late 2008, of the Phase III and Phase IV expansion projects. With 2009 as the first full year of operations, these projects were the main driver for increased operating revenues, operating expenses (including ad valorem tax expense) and depreciation expense. In addition, other income and expenses were lower in 2009 due to a decrease in the equity portion of AFUDC as there were higher capital expenditures on these expansion projects in 2008. Interest expense increased related to a $300.0 million debt offering in May 2009.

	2009	2008	Increase (Decrease)	2007	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$115.5	$98.0	$17.5	$91.3	$6.7
Operating, maintenance and other expenses	22.6	20.0	2.6	23.6	(3.6)
Depreciation and amortization	12.1	10.6	1.5	9.1	1.5
Gains on sale of other assets and other income and expenses	—	0.2	(0.2)	7.0	(6.8)
Interest income	0.3	3.1	(2.8)	2.3	0.8
Interest expense	0.1	1.0	(0.9)	3.6	(2.6)
Income tax expense	0.2	0.4	(0.2)	0.1	0.3

Net income	$80.8	$69.3	$11.5	$64.2	$5.1

Spectra Energy Partners’ share	$40.3	$33.9	$6.4	$32.1	$1.8

Market Hub’s net income increased $11.5 million to $80.8 million in 2009 compared to $69.3 million in 2008. The increase was primarily due to the expansion projects at both Moss Bluff and Egan as well as lower interest rates.

The initial phase-in of the Egan Cavern 3 storage facilities expansion beginning in 2009 and the phase-in of the Egan Cavern 4 in August 2008 increased operating revenues when compared to 2008. Additional operating expenses and depreciation expense were attributable to these projects.

Lower interest rates caused both a decrease to interest income and interest expense. Interest income was also impacted by a lower balance of notes receivable from affiliates while interest expense was impacted by a reduction of collateral held from counterparties.

Interest Income. The $3.3 million decrease in 2009 was due to the sale of marketable securities held by us that were originally purchased with a portion of the IPO proceeds in July 2007.

Interest Expense. The $1.1 million decrease was due to lower interest rates on credit facility borrowings, partially offset by interest on borrowings associated with the acquisition of NOARK.

Income Tax Expense (Benefit). Income tax expense was $1.2 million in 2009 compared to an income tax benefit of $1.4 million in 2008. The benefit in 2008 was due to a change in the tax status of certain businesses related to the Saltville acquisition.

2008 Compared to 2007

Operating Revenues. The $3.8 million increase in 2008 was driven by a $6.4 million increase from new and replacement firm transportation contracts on East Tennessee’s Jewell Ridge lateral and Patriot systems, partially offset by the absence of $2.5 million of salt sales during 2008 due to the sale of the salt plant in the second quarter of 2007.

Operating, Maintenance and Other. The $12.6 million increase in 2008 was driven by:

•	a $6.2 million increase from lower net pipeline fuel recoveries recognized by East Tennessee in the 2008 period compared to the 2007 period,

•

a $4.0 million increase in public company costs and governance expenses from a full year’s activity in 2008 compared to only six months of activity in 2007 subsequent to the formation of Spectra Energy Partners,

•	a $2.2 million increase from higher project costs at East Tennessee related to activities around the proposed Greenway expansions, and

•	a $1.5 million increase in general and administrative expenses as a result of increased outside services and labor costs, partially offset by

•	a $1.3 million decrease in ad valorem tax expense primarily related to lower tax rates and lower franchise taxes.

Equity in Earnings of Unconsolidated Affiliates. The $5.8 million increase in 2008 consisted of a $4.0 million increase in earnings from Gulfstream and a $1.8 million increase in earnings from Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream (owned 24.5%) and Market Hub (owned 50%), each representing 100% of the earnings drivers of those entities.

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

•

a $2.9 million decrease in interest expense resulting from higher interest costs capitalized as a result of capital expenditures for Gulfstream’s Phase III and Phase IV expansion projects, partially offset by

•

a $15.2 million increase in operating, maintenance and other expenses primarily resulting from a $7.0 million increase in ad valorem tax expense due to the impact of a favorable valuation in 2007, a $3.6 million increase in project costs due to the 2007 capitalization of previously expensed costs related to the Phase IV expansion, and a $4.6 million increase due to higher pipeline operations costs and a favorable adjustment to administrative and general expenses in 2007.

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

•	a $0.8 million increase in interest income due to notes receivable with affiliates issued in the third quarter of 2007,

•	a $2.6 million decrease in interest expense primarily due to lower interest rates associated with collateral held from counterparties and affiliates, and

•

a $3.6 million decrease in operating, maintenance and other expenses resulting primarily from a $5.1 million write-down of inventory at Egan in 2007, partially offset by a $0.8 million increase in ad valorem tax expense primarily due to a favorable valuation in the first quarter of 2007 and a $0.6 increase in operating expenses due to the Egan expansion in 2007, partially offset by

•	a $7.0 million gain on sales of other assets in 2007 relating to the receipt of an insurance settlement associated with an incident at Moss Bluff in 2005, and

•	a $1.5 million increase in depreciation expense primarily due to the Egan horsepower expansion placed in service in July 2007.

Interest Income. The $2.0 million decrease in 2008 was caused by lower interest earned due to the sale of marketable securities purchased with a portion of the IPO proceeds in July 2007.

Interest Expense. The $0.7 million increase in 2008 was due to a full year’s expense in 2008 as compared to six months in 2007 from term and revolver borrowings entered into on July 2, 2007, mostly offset by lower interest rates in 2008.

Income Tax Expense (Benefit). Our income tax benefit in 2008 was $1.4 million compared to an income tax benefit of $97.9 million in the same period in 2007. We recorded a one-time benefit of $110.5 million in the third quarter of 2007 from the reversal of deferred income tax liabilities. Effective July 2, 2007, as a result of our MLP structure, we are no longer subject to federal income taxes. In addition, a tax benefit of $2.5 million was recognized in the second quarter of 2008 due to a change in tax status of certain businesses related to the Saltville acquisition.

Matters Affecting Future Results

We plan to continue earnings growth through a consistent focus on executing our strategy of optimization, organic growth and opportunistic acquisitions that fit our business model.

Future earnings growth will be dependent on the success of our expansion plans in both the market and supply areas of the pipeline network, the ability to continue renewing service contracts and continued regulatory stability.

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

Cash Available for Distribution

We define Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less net cash paid for interest expense, net cash paid for income tax expense, and maintenance capital expenditures. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash that we plan to distribute for a given period.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2009	2008	2007
	(in millions)
Net income	$135.9	$101.3	$202.9
Add:
Interest expense	16.7	17.8	17.1
Income tax expense (benefit)	1.2	(1.4)	(97.9)
Depreciation and amortization	28.5	26.3	26.4
Less:
Equity in earnings of Gulfstream	30.4	27.5	23.5
Equity in earnings of Market Hub	40.3	33.9	32.1
Interest income	0.2	3.5	5.5
Other income and expenses, net	0.1	0.9	0.4

Adjusted EBITDA	111.3	78.2	87.0
Add:
Cash Available for Distribution from Gulfstream	38.2	30.7	28.3
Cash Available for Distribution from Market Hub	40.8	36.0	31.9
Preliminary project costs, net	0.4	2.2	—
Less:
Cash paid for interest expense, net	16.2	14.3	10.3
Cash paid for income tax expense, net	0.1	0.9	6.5
Maintenance capital expenditures	16.3	11.3	11.2

Cash Available for Distribution	$158.1	$120.6	$119.2

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2009	2008	2007
	(in millions)
Net cash provided by operating activities	$159.7	$139.2	$84.9
Interest income	(0.2)	(3.5)	(5.5)
Interest expense	16.7	17.8	17.1
Income tax expense — current	—	0.6	5.7
Distributions received from Gulfstream	(38.6)	(28.5)	(16.8)
Distributions received from Market Hub	(35.7)	(43.2)	(5.9)
Changes in working capital and other	9.4	(4.2)	7.5

Adjusted EBITDA	111.3	78.2	87.0
Add:
Cash Available for Distribution from Gulfstream	38.2	30.7	28.3
Cash Available for Distribution from Market Hub	40.8	36.0	31.9
Preliminary project costs, net	0.4	2.2	—
Less:
Cash paid for interest expense, net	16.2	14.3	10.3
Cash paid for income tax expense, net	0.1	0.9	6.5
Maintenance capital expenditures	16.3	11.3	11.2

Cash Available for Distribution	$158.1	$120.6	$119.2

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2009	2008	2007
	(in millions)
Net income	$124.0	$110.8	$95.4
Add:
Interest expense	61.3	45.0	47.9
Depreciation and amortization	34.5	30.3	30.0
Less:
Other income and expenses, net	1.4	11.1	3.9

Adjusted EBITDA — 100%	218.4	175.0	169.4
Add:
Preliminary project costs, net	(1.3)	1.1	(2.5)
Less:
Cash paid for interest expense, net	60.1	49.5	49.9
Maintenance capital expenditures	0.9	1.3	1.4

Cash Available for Distribution — 100%	$156.1	$125.3	$115.6

Adjusted EBITDA — 24.5%	$53.5	$42.9	$41.5

Cash Available for Distribution — 24.5%	$38.2	$30.7	$28.3

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2009	2008	2007
	(in millions)
Net income	$80.8	$69.3	$64.2
Add:
Interest expense	0.1	1.0	3.6
Income tax expense	0.2	0.4	0.1
Depreciation and amortization	12.1	10.6	9.1
Less:
Interest income	0.3	3.1	2.2
Other income and expenses, net	—	0.2	7.1

Adjusted EBITDA — 100%	92.9	78.0	67.7
Less:
Cash paid for interest expense, net	7.1	—	—
Cash paid for income tax expense, net	0.5	—	—
Maintenance capital expenditures	3.8	5.9	4.0

Cash Available for Distribution — 100%	$81.5	$72.1	$63.7

Adjusted EBITDA — 50%	$46.5	$39.0	$33.9

Cash Available for Distribution — 50%	$40.8	$36.0	$31.9

Effective January 1, 2009, we revised the calculation of Cash Available for Distribution, within the definition contained in the partnership agreement. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements, for our regulated entities that follow current regulatory accounting standards, we expense preliminary project costs until such time that management determines that recovery of these costs is probable. At that time, we capitalize those costs, which reduces operating expenses in that period. The revised calculation for Cash Available for Distribution adds back preliminary project costs to EBITDA as those costs are initially incurred and deducts the expense reductions in the period the costs are capitalized. These project costs do not represent operating cash flow activity. In addition, we also revised the calculation of Cash Available for Distribution to exclude net cash paid for income tax expense.

The effects of these changes on Spectra Energy Partners and Gulfstream for 2008 and 2007 were as follows:

Spectra Energy Partners

	2008	2007
	(in millions)
Cash Available for Distribution, as previously reported	$119.0	$126.3
Add:
Change in Cash Available for Distribution from Gulfstream (see below)(a)	0.3	(0.6)
Preliminary project costs, net	2.2	—
Less:
Cash paid for income tax expense, net	0.9	6.5

Cash Available for Distribution, as revised	$120.6	$119.2

(a)	Amount represents 24.5% of Gulfstream’s preliminary project costs, net.

Gulfstream

	2008	2007
	(in millions)
Cash Available for Distribution, as previously reported	$124.2	$118.1
Add:
Preliminary project costs, net	1.1	(2.5)

Cash Available for Distribution, as revised — 100%	$125.3	$115.6

Cash Available for Distribution, as revised — 24.5%	$30.7	$28.3

These changes did not have an effect on the Cash Available for Distribution calculation for Market Hub.

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

Regulatory Accounting

We account for our regulated operations at East Tennessee, Ozark Gas Transmission and Saltville under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this continual assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $15.4 million as of December 31, 2009 and $10.0 million as of December 31, 2008. We had no regulatory liabilities included in our financial statements.

Impairment of Goodwill

We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2009, we performed the annual impairment testing of goodwill using August 31 as the measurement date. Our financial and strategic planning process, including the preparation of long-term cash flow projections, commences in October and typically concludes in January of the following year. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. This planning cycle historically created significant constraints in the availability of both information and human resources needed to provide the appropriate projections to be used in the goodwill impairment test using the August 31 test date. Accordingly, effective with our 2009 annual impairment test, we changed our goodwill impairment test date from August 31 to April 1. We believe that using the April 1 date will alleviate the information and resource constraints that historically existed during the third quarter and will better coincide with the completion of our long-term financial projections. We believe that this accounting change is to an alternative accounting principle that is preferable under the circumstances and did not result in the delay, acceleration or avoidance of an impairment charge. We have determined that this change in accounting principle does not result in adjustments to our 2008 or 2007 Consolidated Financial Statements when applied retrospectively as our base assumptions used in the August 31 measurement date would not have changed significantly had we used April 1 as the measurement date.

We had goodwill balances of $267.9 million at December 31, 2009 and $118.3 million at December 31, 2008. The increase in goodwill in 2009 was the result of $149.6 million of goodwill associated with the acquisition of NOARK in May 2009. There was no impairment of goodwill recorded during 2009, 2008 or 2007.

We perform an annual goodwill impairment test and update the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Key assumptions used in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rates used for our reporting unit reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas and, notwithstanding the current economic downturn, increasing demand for capacity on our pipeline systems. For our 2009 goodwill impairment analysis, we assumed a weighted-average long-term growth rate of 3%. If we had assumed a zero growth rate for our reporting unit, there would have been no impairment of goodwill in 2009.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair value. For our 2009 goodwill impairment analysis, we estimated a weighted-average cost of capital that market participants would use in evaluating our business of 7.7%. If we had assumed a 100 basis point increase in cost of capital for our reporting unit, there would have been no impairment of goodwill in 2009.

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2009 significantly exceeded its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2009 (our testing date) through December 31, 2009 that would warrant re-testing for goodwill impairment.

Equity Method Investments

We account for investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, our 24.5% interest in Gulfstream and 50.0% interest in Market Hub are accounted for under the equity method.

Revenue Recognition

Revenues from the transportation, storage and gathering of natural gas and storage of LNG are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, an available credit facility and potential additional financing transactions to fund our liquidity and capital requirements for 2010. As of December 31, 2009, we had negative net working capital of $8.4 million compared to negative $23.6 million as of December 31, 2008, of which the December 31, 2009 balance included $27.5 million and the December 31, 2008 balance included $50.0 million for the note payable on demand to Market Hub.

Cash flows from operations are fairly stable given that most of our revenues and those of our equity affiliates are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity affiliates, Gulfstream and Market Hub. The amount of cash distributed to us, and the amount of cash we may be required to fund is determined by our equity affiliates based on operating cash flows and other factors as determined by the management of our equity affiliates. While we participate on the management committees of these equity affiliates, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity affiliates of $144.8 million in 2009, $71.7 million in 2008 and $22.7 million in 2007. The increased distributions in 2009 were primarily from net proceeds received by Gulfstream as a result of their $300.0 million debt issuance in May 2009. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1 of Notes to the Consolidated Financial Statements, a portion of these distributions are classified within Operating Cash Flows and the remainder is classified as Investing Cash Flows. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.

As we execute on our strategic objectives around organic expansion opportunities, capital expansion expenditures could be significant, and are currently estimated at $60 million in 2010 and $140 million in 2011. The timing and extent of these expenditures are likely to vary significantly from year to year, depending primarily on general economic conditions and market requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings on our current credit facility and possibly securing additional sources of capital including debt and/or equity. However, as a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and therefore will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Operating Cash Flows

Net cash provided by operating activities increased $20.5 million to $159.7 million in 2009 compared to 2008. Higher earnings from the Ozark acquisition and our equity affiliates, primarily Market Hub, were partially offset by the timing of payments for services provided by our general partner when compared to 2008.

Net cash provided by operating activities increased $54.3 million to $139.2 million in 2008 compared to 2007. This change was driven primarily by a $49.0 million increase in distributions received from equity affiliates, primarily Market Hub. Effective with our 2007 IPO, Market Hub is required to make distributions of its Available Cash to its partners, including us.

Investing Cash Flows

Net cash flows used in investing activities totaled $249.4 million in 2009 compared to $17.3 million in 2008. The $232.1 million change was driven primarily by:

•	the $294.5 million acquisition of NOARK in 2009, and

•

$31.6 million of proceeds in 2009 from the liquidation of available-for-sale securities that were held as collateral for the term loan as compared to $123.0 million of net proceeds from the liquidation of such securities in 2008, partially offset by

•	a $70.5 million increase in distributions received from Gulfstream as a result of their $300.0 million debt issuance in 2009,

•

a $51.9 million decrease in investment expenditures in 2009 as a result of completions on Gulfstream’s Phase III and Phase IV and Market Hub’s Egan Cavern 4 expansion projects in 2008, as well as reduced spending on Market Hub’s multi-year expansion projects in 2009,

•	a $26.7 million decrease in capital expenditures primarily due to lower growth projects in 2009 at East Tennessee, and

•	the $4.7 million cash portion of the Saltville acquisition in 2008.

Net cash flows used in investing activities totaled $17.3 million in 2008 compared to $205.0 million in 2007. This $187.7 million change was driven primarily by:

•

$154.6 million of net purchases in 2007 of available-for-sale securities that were held as collateral for a term loan as compared to $123.0 million of net proceeds in 2008 from the liquidation of such securities. As permitted by the terms of that credit facility, proceeds were used for capital and investment expenditures. This $277.6 million decrease in cash used was partially offset by

•	a $60.3 million increase in investment expenditures representing capital contributions to Gulfstream and Market Hub in 2008 used to fund their expansion projects,

•	a $4.7 million cash portion of the Saltville acquisition in 2008, and

•	proceeds from sales of assets in 2007 of $8.3 million.

Capital and Investment Expenditures

	2009	2008	2007
	(in millions)
Capital Expenditures
Gas Transportation and Storage(a)	$20.3	$47.0	$30.4
Investment Expenditures
Gulfstream	9.8	44.0	18.7
Market Hub	26.9	44.6	9.6

Total capital and investment expenditures	$57.0	$135.6	$58.7

(a)	Excludes the acquisitions of NOARK in 2009 and Saltville in 2008.

Capital and investment expenditures for 2009 totaled $57.0 million and included $40.7 million for expansion projects and $16.3 million for maintenance and other projects. Expansion capital and investment expenditures in 2009 included the completion of Gulfstream’s Phase III and Phase IV expansion projects and the continued expansion on Market Hub’s Egan Cavern 3 and Moss Bluff Cavern 4 projects.

We project 2010 capital and investment expenditures of approximately $75 million, of which $60 million is expected to be used for expansion projects and $15 million for maintenance and other projects. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

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

Our primary business objective is to grow our cash distributions over time. We intend to accomplish this objective through expansions of our existing asset base. In addition, we will continue to pursue strategic acquisitions of transportation and storage assets. Significant 2010 expansion projects, including those of Gulfstream and Market Hub, are expected to include:

•

Moss Bluff — Cavern 4 construction continues, ultimately expected to increase storage working capacity by 6.5 Bcf to 22.0 Bcf, as well as upgrade top-side facilities and expand pipeline interconnects. The cavern is expected to be placed into service in 2011.

•

Egan — Cavern 3 was placed into initial gas service in the second half of 2009. The expected final working capacity of Egan Cavern 3 is 8.2 Bcf. The project, which also includes infrastructure improvements, is projected to be completed in 2012.

•	Gulfstream — The Phase V compression project is expected to be completed in mid-2011.

•

East Tennessee — Preliminary development efforts will begin on the Northeastern Tennessee expansion project, consisting of pipeline extension, pickup and relays and compression station modifications. The initial gas service date is expected to be in the second half of 2011.

Financing Cash Flows

Net cash provided by financing activities totaled $71.0 million in 2009 compared to $105.9 million cash used in 2008. The $176.9 million change was driven primarily by:

•	$212.2 million of net proceeds received from the issuance of units associated with the NOARK acquisition in 2009, and

•	$10.0 million of net payments on long-term debt in 2008, partially offset by

•	a $22.5 million net payment on note payable to affiliates in 2009, and

•

$23.3 million of increased distributions to partners in 2009 compared to 2008, as a result of increasing distribution rates and an increase in the number of units outstanding due to the issuance in the second quarter of 2009.

Net cash flows used in financing activities in 2008 totaled $105.9 million compared to $135.0 million cash provided in 2007. This $240.9 million change was driven primarily by:

•	$300.0 million net issuances of long-term debt and note payable to affiliates in 2007 as compared to a net reduction of $10.0 million in 2008,

•	$230.2 million of net cash received in 2007 from the issuance of common units to the public in the IPO, and

•	$74.8 million of distributions to partners in 2008, partially offset by

•	$362.4 million of net transfers to parent in 2007, which included an initial cash distribution of $345.0 million to Spectra Energy on July 2, 2007, and

•	$12.5 million of dividends in 2007 by East Tennessee to its parent prior to the IPO.

Prior to the completion of the IPO, all of our excess cash flow was distributed as dividends and net transfers to Spectra Energy. As a result, our changes in cash provided by operating activities and cash used in investing activities were offset by cash flows for financing activities.

Funding of NOARK Acquisition. On May 4, 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced in the second quarter of 2009 through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, resulting in net proceeds of $212.2 million that was used to repay $142.2 million drawn on our bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy. Effective with the $70.0 million repayment, the credit facility with the subsidiary of Spectra Energy was terminated. The bank credit facility was further paid down with the proceeds from the special distribution of $72.7 million received from Gulfstream in the second quarter of 2009.

Available Credit Facility and Restrictive Debt Covenants. Effective as of July 2, 2007, we entered into a five-year $500.0 million credit agreement that included both term and revolving borrowing capacity, of which we borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO. The term loans were repaid in 2008 and 2009 and that feature of the credit facility is no longer available. The revolving credit facility bears interest based on the London InterBank Offering Rate (LIBOR) and $260.0 million is available under this facility.

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of December 31, 2009, the ratio was 1.5. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA to interest expense of 2.5 or greater. As of December 31, 2009, the ratio was 16.5. Adjusted EBITDA, and therefore these ratios, are affected by substantially the same economic and other drivers as those previously discussed under Results of Operations. We are not aware of any events that would cause us to not comply with such covenants in the near future. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

Cash Distributions. The partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date. We have increased the quarterly cash distributions each quarter of 2009 from $0.36 per limited partner unit for the fourth quarter of 2008 to $0.41 per limited partner unit for the fourth quarter of 2009, or 14%. A cash distribution to our unitholders of $0.41 per limited partner unit was declared on January 21, 2010 and was paid on February 12, 2010, which is a $0.01 per limited partner unit increase over the cash distribution paid on November 13, 2009.

Other Financing Matters. As of the date of this filing, we have $1.3 billion available in the aggregate under an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing entities or structures with third parties other than our equity investments in Gulfstream and Market Hub, and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.

Gulfstream has $1,150.0 million aggregate principal amount of senior notes outstanding, none of which is included on our consolidated balance sheets.

Contractual Obligations

We enter into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Current Liabilities on the Consolidated Balance Sheets. It is expected that the majority of these current liabilities will be paid in cash in 2010, with the exception of the note payable to affiliate. The note payable to affiliate has a maturity date of 2012, however is payable on demand thus classified as a current liability.

Contractual Obligations as of December 31, 2009

	Payments Due by Period
	Total	2010	2011 & 2012	2013 & 2014	2015 & Beyond
	(in millions)
Long-term debt(a)	$418.8	$10.0	$408.8	$—	$—
Operating leases	0.5	0.1	0.2	0.2	—
Purchase obligations	0.6	0.6	—	—	—

Total contractual cash obligations	$419.9	$10.7	$409.0	$0.2	$—

(a)	See Note 12 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with interest rate and credit exposure. We have established comprehensive risk management policies to monitor and manage these market risks. Spectra Energy is responsible for the overall governance of managing our interest rate risk and credit risk, including monitoring exposure limits.

Interest Rate Risk

We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt and investments in short-term securities. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. See Item 8. Financial Statements and Supplementary Data, Notes 1, 12 and 16 of Notes to Consolidated Financial Statements.

Based on a sensitivity analysis as of December 31, 2009, it was estimated that if market interest rates average 100 basis points higher (lower) in 2010 than in 2009, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $0.8 million. Comparatively, based on a sensitivity analysis as of December 31, 2008, had interest rates averaged 100 basis points higher (lower) in 2009 than in 2008, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by $1.2 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2009 and 2008. If interest rates changed significantly, we would likely take action to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

In 2008, we entered into a series of two and three-year “pay fixed — receive floating” interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In 2009, we entered into a series of three-year “pay fixed — receive floating” interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. As of December 31, 2009, the total notional amount of our interest rate swaps was $180.0 million.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by us generally under park and loan services and no-notice services. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located in the southeastern United States, Oklahoma, Arkansas and Missouri. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector.

We had one customer that represented approximately 11% of the gross fair value of trade accounts receivable at December 31, 2009.

Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We also obtain parental guarantees, cash or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. Over 90% of our credit exposures for transportation, storage and gathering services are either with customers who have an investment-grade rating (or the equivalent based on an evaluation by Spectra Energy), or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness.

We manage cash to maximize value while assuring appropriate amounts of cash are available, as required. We typically invest our available cash in high-quality money market securities. Such money market securities are designed for safety of principal and liquidity, and accordingly, do not include equity-based securities.

Market Hub, our 50% equity investment, also has gas imbalances created primarily by park-and-loan services. Increases in gas prices and gas price volatility can materially increase Market Hub’s credit risk related to gas loaned to customers. The highest amount of gas loaned out by Market Hub during 2009 was approximately 4.0 Bcf. The market value of that volume, assuming an average market price of $6.00 per MMBtu, would be $24 million. Market Hub’s credit exposure from gas loans is managed consistent with the program described above, and Market Hub obtains security deposits as necessary from third parties and affiliates to cover any excess exposure.

Based on our policies for managing credit risk, our exposures and our credit and other reserves, we do not anticipate a materially adverse effect on our consolidated results of operations or financial position as a result of non-performance by any counterparty.

OTHER ISSUES

Global Climate Change. Policymakers at regional, federal and international levels continue to evaluate potential legislative and regulatory compliance mechanisms to achieve reductions in global GHG emissions in an effort to address the challenge of climate change. It is likely that our assets and operations are or will become subject to direct and indirect effects of current and possible future global climate change regulatory actions in the jurisdictions in which those assets and operations are located.

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Copenhagen, Denmark in December 2009 with the intent of defining a future agreement for 2012 and beyond. While the talks resulted in a non-binding political agreement, to date, a binding successor agreement to the Kyoto Protocol has not been reached.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that a number of our assets and operations could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States is not a signatory to the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement. However, the EPA issued the final Mandatory Greenhouse Gas Reporting rule in 2009 that will require annual reporting of GHG emissions data from certain of our U.S. operations beginning in 2010. This reporting requirement is not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. The EPA also proposed the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in 2009 to address how GHG emissions would be regulated under the existing Clean Air Act. This proposed rulemaking has not yet been finalized. In addition, several legislative proposals have been introduced and discussed in the U.S. Congress that would impose GHG emissions constraints, including H.R. 2454—the American Clean Energy and Security Act, which passed the House of Representatives in June 2009. To date, similar legislation has not been considered by the full U.S. Senate.

A number of states in the United States are establishing or considering state or regional programs that would mandate reductions in GHG emissions. These regional programs include the Regional Greenhouse Gas Initiative which applies only to power producers in select northeastern states, the Western Climate Initiative which includes a number of western states and Canadian provinces, and the Midwestern Greenhouse Gas Reduction Accord which includes six midwestern states and one Canadian province. We expect a number of our assets and operations could be affected either directly or indirectly by state or regional programs. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

Due to the speculative outlook regarding any U.S. federal and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However, such legislation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects. We continue to monitor the development of greenhouse gas regulatory policies in the jurisdictions in which we operate.

Other. For additional information on other issues, see Item 8. Financial Statements and Supplementary Data, Notes 5 and 15 of Notes to Consolidated Financial Statements.

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

The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting, which is included in its Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

Spectra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital/predecessor equity and comprehensive income, and cash flows of Spectra Energy Partners, LP and subsidiaries and Spectra Energy Partners’ Predecessor for each of the three years in the period ended December 31, 2009 (collectively, Spectra Energy Partners, LP and subsidiaries and Spectra Energy Partners’ Predecessor are the “Company”). Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the acquisition of 100% of the equity interests of Saltville Gas Storage Company L.L.C. (“Saltville”) and the P-25 pipeline from Spectra Energy Corp by the Company on April 4, 2008, which has been accounted for in a manner similar to a pooling of interests as described in Notes 1 and 2 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, after giving retroactive effect to the acquisition of Saltville and the P-25 pipeline described in Notes 1 and 2 to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/S/    Deloitte & Touche LLP

Houston, Texas

March 11, 2010

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-unit amounts)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues
Transportation of natural gas	$150.7	$107.0	$100.6
Storage of natural gas and other	28.2	17.9	20.5

Total operating revenues	178.9	124.9	121.1

Operating Expenses
Operating, maintenance and other	24.7	20.2	26.4
Operating, maintenance and other — affiliates	35.6	23.4	3.3
Depreciation and amortization	28.5	26.3	26.4
Property and other taxes	7.3	3.1	4.4

Total operating expenses	96.1	73.0	60.5

Operating Income	82.8	51.9	60.6

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	70.7	61.4	55.6
Other income and expenses, net	0.1	0.9	0.4

Total other income and expenses	70.8	62.3	56.0

Interest Income	0.2	3.5	5.5
Interest Expense	11.5	16.3	16.5
Interest Expense — Affiliates	5.2	1.5	0.6

Earnings Before Income Taxes	137.1	99.9	105.0
Income Tax Expense (Benefit)(a)	1.2	(1.4)	(97.9)

Net Income	$135.9	$101.3	$202.9

Calculation of Limited Partners’ Interest in Net Income:
Net income	$135.9	$101.3	$202.9
Less:
Net income attributable to predecessor operations	—	1.6	156.7
General partner’s interest in net income	5.7	2.5	0.9

Limited partners’ interest in net income	$130.2	$97.2	$45.3

Weighted average limited partners units outstanding — basic and diluted	76.4	69.4	66.2
Net income per limited partner unit — basic and diluted	$1.71	$1.40	$0.68
Distributions paid per limited partner unit	$1.51	$1.34	$0.30

(a)	Includes a $2.5 million benefit in 2008 and a $110.5 million benefit in 2007 related to the elimination of accumulated deferred income tax liabilities. See Note 6 for further discussion.

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$12.2	$30.9
Receivables, trade (net of allowance for doubtful accounts of $0.1 and $0.5 at December 31, 2009 and 2008, respectively)	21.5	11.4
Receivables — affiliates	0.6	0.8
Natural gas imbalance receivables	3.5	2.2
Natural gas imbalance receivables — affiliates	1.7	2.5
Inventory	5.2	3.0
Fuel tracker	0.6	—
Other	2.2	1.5

Total current assets	47.5	52.3

Investments and Other Assets
Investments in unconsolidated affiliates	536.3	573.3
Goodwill	267.9	118.3
Other investments	—	31.6

Total investments and other assets	804.2	723.2

Property, Plant and Equipment
Cost	1,124.3	969.6
Less accumulated depreciation and amortization	179.0	154.4

Net property, plant and equipment	945.3	815.2

Regulatory Assets and Deferred Debits	15.5	10.8

Total Assets	$1,812.5	$1,601.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$3.4	$4.4
Accounts payable — affiliates	11.4	7.6
Taxes accrued	4.1	2.4
Interest accrued	0.5	0.8
Natural gas imbalance payables	3.6	3.2
Note payable — affiliates	27.5	50.0
Fuel tracker	—	2.8
Other	5.4	4.7

Total current liabilities	55.9	75.9

Long-term Debt	390.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	10.0	8.8
Other — affiliates	4.8	5.6
Other	3.3	2.8

Total deferred credits and other liabilities	18.1	17.2

Commitments and Contingencies

Partners’ Capital
Common units (58.7 million and 48.9 million units issued and outstanding at December 31, 2009 and 2008, respectively)	1,015.0	794.5
Subordinated units (21.6 million units issued and outstanding)	308.5	304.7
General partner units (1.6 million and 1.4 million units outstanding at December 31, 2009 and December 31, 2008, respectively)	27.2	21.4
Accumulated other comprehensive loss	(2.2)	(2.2)

Total partners’ capital	1,348.5	1,118.4

Total Liabilities and Partners’ Capital	$1,812.5	$1,601.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$135.9	$101.3	$202.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.5	26.3	26.4
Deferred income tax expense (benefit)	1.2	(2.0)	(103.6)
Equity in earnings of unconsolidated affiliates	(70.7)	(61.4)	(55.6)
Distributions received from unconsolidated affiliates	74.3	71.7	22.7
Decrease (increase) in:
Receivables	(4.8)	3.7	(14.8)
Taxes receivable — affiliates	(0.2)	(0.2)	1.5
Other current assets	(0.7)	(1.2)	1.6
Increase (decrease) in:
Accounts payable	(1.0)	2.5	8.4
Taxes accrued	(0.2)	(1.1)	3.8
Other current liabilities	(4.5)	(1.4)	(4.5)
Other, assets	1.3	1.2	1.6
Other, liabilities	0.6	(0.2)	(5.5)

Net cash provided by operating activities	159.7	139.2	84.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20.3)	(47.0)	(30.4)
Investment expenditures	(36.7)	(88.6)	(28.3)
Acquisitions, net of cash acquired	(294.5)	(4.7)	—
Distributions received from unconsolidated affiliates	70.5	—	—
Proceeds from sales of assets	—	—	8.3
Purchases of available-for-sale securities	—	(1,132.0)	(1,439.0)
Proceeds from sales and maturities of available-for-sale securities	31.6	1,255.0	1,284.4

Net cash used in investing activities	(249.4)	(17.3)	(205.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	3,159.0	1,785.0	380.0
Payments for the redemption of debt under credit facilities	(3,159.0)	(1,795.0)	(130.0)
Proceeds from issuance of units	212.2	—	230.2
Proceeds from notes payable — affiliates	77.0	—	50.0
Payments on notes payable — affiliates	(99.5)	—	—
Dividends to parent	—	—	(12.5)
Distributions to partners	(118.4)	(95.1)	(20.3)
Transfers to parent, net	—	(0.8)	(362.4)
Other	(0.3)	—	—

Net cash provided by (used in) financing activities	71.0	(105.9)	135.0

Net increase (decrease) in cash and cash equivalents	(18.7)	16.0	14.9
Cash and cash equivalents at beginning of the period	30.9	14.9	—

Cash and cash equivalents at end of the period	$12.2	$30.9	$14.9

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$16.2	$14.3	$10.3
Cash paid for income taxes	0.1	0.9	6.5
Property, plant and equipment noncash accruals	0.7	1.3	1.9

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/PREDECESSOR

EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Predecessor Equity	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
		Limited Partners		General Partner
		Common	Subordinated
December 31, 2006	$1,093.3	$—	$—	$—	$3.8	$1,097.1

Net income attributable to the period January 1, 2007 through July 2, 2007	156.7	—	—	—	—	156.7
Net income attributable to the period July 3, 2007 through December 31, 2007	—	30.5	14.8	0.9	—	46.2
Reclassification of cash flow hedges into earnings	—	—	—	—	(0.3)	(0.3)

Total comprehensive income						202.6

Dividends to parent	(12.5)	—	—	—	—	(12.5)
Distributions to partners	—	(13.4)	(6.5)	(0.4)	—	(20.3)
Net change in parent advances	(373.4)	—	—	—	—	(373.4)
Conversion to Spectra Energy Partners, LP	(765.7)	452.0	295.2	18.5	—	—
Issuance of common units	—	230.2	—	—	—	230.2

December 31, 2007	98.4	699.3	303.5	19.0	3.5	1,123.7

Net income	1.6	66.9	30.3	2.5	—	101.3
Unrealized mark-to-market net loss on hedges	—	—	—	—	(6.2)	(6.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	0.5	0.5

Total comprehensive income						95.6

Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Acquisition of Saltville and P-25 pipeline	(99.2)	—	—	—	—	(99.2)
Excess purchase price over net acquired assets	—	(7.6)	—	(0.2)	—	(7.8)
Issuance of units	—	100.2	—	2.1	—	102.3
Attributed deferred tax expense	—	(0.2)	(0.1)	—	—	(0.3)
Distributions to partners	—	(64.1)	(29.0)	(2.0)	—	(95.1)

December 31, 2008	—	794.5	304.7	21.4	(2.2)	1,118.4

Net income	—	93.9	36.3	5.7	—	135.9
Unrealized mark-to-market net loss on hedges	—	—	—	—	(4.9)	(4.9)
Reclassification of cash flow hedges into earnings	—	—	—	—	4.9	4.9

Total comprehensive income						135.9

Issuance of units	—	207.8	—	4.4	—	212.2
Attributed deferred tax expense	—	(0.1)	—	—	—	(0.1)
Distributions to partners	—	(81.4)	(32.7)	(4.3)	—	(118.4)
Other, net	—	0.3	0.2	—	—	0.5

December 31, 2009	$—	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5

See Notes to Consolidated Financial Statements.

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern United States, Oklahoma, Arkansas and Missouri, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. As of December 31, 2009, Spectra Energy and its subsidiaries collectively owned 74% of us and the remaining 26% was publicly owned.

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

On July 2, 2007, we completed our IPO. We issued 11.5 million common units to the public, representing 17% of our outstanding equity. Net cash of $230.2 million was received by us upon closing of the IPO. Spectra Energy retained an 83% equity interest in our partnership, including common units, subordinated units and a 2% general partner interest. Approximately $26.0 million of these proceeds were distributed to Spectra Energy, $194.0 million was used to purchase qualifying investment-grade securities and $10.0 million was retained by us to meet working capital requirements. Also on July 2, 2007, we borrowed $194.0 million in term debt using the investment-grade securities as collateral and borrowed an additional $125.0 million of revolving debt. Proceeds from these borrowings, totaling $319.0 million, were distributed to Spectra Energy.

See Note 2 for a discussion of acquisitions that have diluted Spectra Energy’s ownership percentage from 83% at inception to the current 74%.

Basis of Presentation. For periods prior to the closing of the IPO, the combined financial statements were prepared from the separate records maintained by Spectra Energy Capital, LLC for the entities that were originally contributed to us and are based on Spectra Energy Capital, LLC’s historical ownership percentages of those operations, and for the operations included in the Saltville Gas Storage L.L.C (Saltville) and P-25 pipeline acquisition (collectively, hereafter referred to as the “Saltville acquisition”). The combined financial results of these entities are treated as the historical results of our partnership for financial statement reporting purposes. Both the combined financial statements of East Tennessee, Saltville, Market Hub and Gulfstream, as well as the consolidated financial statements of our partnership for the periods post-IPO, are hereafter referred to as the Consolidated Financial Statements. The historical data for periods prior to the closing of the IPO and for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations had those entities been operated separately during those periods. Because a direct ownership relationship did not exist among entities comprising our partnership prior to July 2, 2007 and prior to the Saltville acquisition on April 4, 2008, the net investment in our partnership is shown as Predecessor Equity in the applicable Consolidated Financial Statements.

We generally account for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, the consolidated historical financial statements for our partnership reflect the consolidation of East Tennessee, Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”) and Saltville, of which we own 100% of each, and our 50% investment in Market Hub and 24.5% investment in Gulfstream that are accounted for under the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Spectra Energy managed its cash on a centralized basis for the entire Spectra Energy consolidated group, which in the periods up to the completion of our IPO, included the various assets and operations of the companies that were contributed to us in connection with our IPO, with the exception of Gulfstream which did not participate in the centralized cash management activity of Spectra Energy. The individual cash accounts maintained at the business unit levels (i.e. within our entities) were swept to a Spectra Energy corporate account on a daily basis, creating an Advance Receivable between Spectra Energy (or other affiliates/corporate entities) and the individual entities that now comprise our partnership. Therefore, our financials do not reflect any cash balances prior to the IPO. These net advances did not bear interest and were carried as unsecured, intercompany balances. Spectra Energy and our entities settled the cumulative advance balances through equity distributions or contributions prior to our IPO. Therefore, the consolidated net advances have been classified as Predecessor Equity in the Consolidated Statement of Partners’ Capital/Predecessor Equity and Comprehensive Income.

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

Fair Value Measurements. We measure the fair value of financial assets and liabilities by maximizing the use of observable inputs and minimizing the use of unobservable inputs. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cost-Based Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets are classified in the Consolidated Balance Sheets as Current Assets — Fuel Tracker, and Regulatory Assets and Deferred Debits. We periodically evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets. See Note 5 for further discussion.

Revenue Recognition. Revenues from the transportation, gathering and storage of natural gas and the storage of liquefied natural gas (LNG) are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

Customers accounting for 10% or more of consolidated revenues during 2009, 2008 or 2007 are as follows:

	% of Revenues
Customer	2009	2008	2007
Atmos Energy Corporation	10%	14%	15%

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $0.1 million in 2009 (an equity component of $0.1 million), $1.1 million in 2008 (an equity component of $0.9 million and an interest expense component of $0.2 million) and $0.3 million in 2007 (an equity component of $0.2 million and an interest expense component of $0.1 million).

Income Taxes. Our Gas Transportation and Storage operations that were contributed to us in connection with our IPO were subject to corporate income tax under tax sharing agreements with Spectra Energy in 2007. During those periods, income taxes were calculated by us on the basis of our separate company income and deductions related to Gas Transportation and Storage in accordance with respective established practices of Spectra Energy. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax deductible amounts for future periods. Effective July 2, 2007, as a result of our MLP structure, we are no longer subject to federal income tax, but are still subject to Tennessee income tax.

Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that were previously pledged as collateral against long-term debt as discussed in Note 12, are considered cash equivalents.

Inventory. Inventory consists primarily of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at average cost.

Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Cash Flows. Natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.

Cash Flow Hedges. We have entered into interest rate swaps which were designated as effective cash flow hedges. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are reported as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged transaction.

Investments. We may actively invest a portion of our cash balances in various financial instruments, including taxable or tax-exempt debt securities. In addition, we invest in short-term money market securities, some of which were restricted due to debt collateral requirements. We have classified all investments that are debt securities with maturity dates over one year as available-for-sale. These available-for-sale securities are carried at fair value. Investments in money market securities are accounted for at fair value. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of available-for-sale securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows. We had no investments in marketable securities pledged as collateral at December 31, 2009, and $31.6 million at December 31, 2008. These investments are classified within Investments and Other Assets — Other Investments on the Consolidated Balance Sheet.

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2009, we performed the annual impairment testing of goodwill using August 31 as the measurement date. Our financial and strategic planning process, including the preparation of long-term cash flow projections, commences in October and typically concludes in January of the following year. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. This planning cycle historically created significant constraints in the availability of both information and human resources needed to provide the appropriate projections to be used in the goodwill impairment test using the August 31 test date. Accordingly, effective with our 2009 annual impairment test, we changed our goodwill impairment test date from August 31 to April 1. We believe that using the April 1 date will alleviate the information and resource constraints that historically existed during the third quarter and will better coincide with the completion of our long-term financial projections. We believe that this accounting change is to an alternative accounting principle that is preferable under the circumstances and did not result in the delay, acceleration or avoidance of an impairment charge. We have determined that this change in accounting principle does not result in adjustments to our 2008 or 2007 Consolidated Financial Statements when applied retrospectively as our base assumptions used in the August 31 measurement date would not have changed significantly had we used April 1 as the measurement date. We completed our goodwill impairment test as of April 1, 2009 and no impairments were identified. See Note 10 for further discussion.

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

We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections.

Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

When we retire regulated property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units, or retire or sell non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Preliminary Project Costs. Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are initially expensed for rate-regulated enterprises. If and when it is determined that recovery of such costs through regulated revenues of the completed project is probable, the inception-to-date costs of the project are recognized as Property, Plant and Equipment.

Long-Lived Asset Impairments. We evaluate whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used in developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, an impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in natural gas available to our systems, the condition of an asset, a change in our intent to utilize the asset or a significant change in contracted revenues or regulatory recoveries would generally require us to reassess the cash flows related to the long-lived assets.

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

Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no aggregation within our defined business segment. A description of our reportable segment, Gas Transportation and Storage, consistent with how business results are reported internally to management and the disclosure of segment information is presented in Note 4.

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

New Accounting Pronouncements — 2009. The following new accounting pronouncements were adopted during 2009 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” (previously Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”). This accounting standard results in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”). This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 for the measurement of our asset retirement obligation and for our goodwill impairment test did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 805, “Business Combinations” (previously SFAS 141R, “Business Combinations”). This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this standard effective January 1, 2009 as required.

ASC 815-10, “Derivatives and Hedging–Overall” (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard effective January 1, 2009 as required.

ASC 275-10, “Risks and Uncertainties–Overall” and ASC 350-30, “Intangibles–Goodwill and Other–General Intangible Other than Goodwill” (previously FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”). These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 had no impact on our consolidated results of operations, financial position or cash flows.

ASC 260-10, “Earnings Per Share — Overall” (previously Emerging Issues Task Force (EITF) 07-4, “Application of the Two — Class Method under FASB Statement No. 128 to Master Limited Partnerships”). This accounting standard addresses the application of the two-class method for MLPs when incentive distribution rights (IDR) are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of net income per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The adoption of the provisions of this standard on January 1, 2009 did not have a material impact on our computation of net income per limited partner unit.

ASC 855-10, “Subsequent Events — Overall” (previously SFAS No. 165, “Subsequent Events”). This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

2008 and 2007. There were no significant accounting pronouncements adopted during 2008 and 2007 that had a material impact on our consolidated results of operations, financial position or cash flows.

Pending. The following new accounting pronouncement has been issued but not adopted as of December 31, 2009:

ASC 810-10, “Consolidations-Overall” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June 2009, the FASB issued this accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. For us, this accounting standard must be applied as of January 1, 2010. The adoption of the provisions of this standard did not have any impact on our consolidated results of operations, financial position or cash flows.

2. Acquisitions

Saltville. In 2008, we completed the Saltville acquisition from Spectra Energy at a purchase price of $107.0 million, which included the issuance of 4.2 million common units and 0.1 million general partner units, and a cash payment of $4.7 million to Spectra Energy. Saltville assets include three separate natural gas storage facilities adjacent to the East Tennessee system in southwest Virginia with approximately 5.5 billion cubic feet of working capacity. The P-25 pipeline, now part of the operations of East Tennessee, is a 72-mile, eight-inch natural gas pipeline with a capacity of 40 million cubic feet per day that runs parallel to the East Tennessee system in Virginia. The Saltville storage assets and the P-25 pipeline are strategically integrated with our East Tennessee system. The completion of the Saltville acquisition allows for a streamlined regulatory structure under the Federal Energy Regulatory Commission (FERC) jurisdiction, an enhanced operational flexibility that will benefit both East Tennessee and Saltville customers and a broader array of organic expansion opportunities for our pipeline and storage assets.

Spectra Energy’s ownership of us increased from 83% to 84% as a result of receipt of the new common and general partner units. The $7.8 million excess purchase price over the book value of net assets acquired was recorded as a reduction to Partners’ Capital, and the $102.3 million of common and general partner units issued were recorded as increases to Partners’ Capital.

The Saltville acquisition represented a transfer of entities under common control. Accordingly, the Consolidated Financial Statements and related information presented herein include the historical results of Saltville and the P-25 pipeline for all periods presented.

NOARK. On May 4, 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile FERC regulated interstate natural gas transmission system, and Ozark Gas Gathering, a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in the second quarter of 2009. Spectra Energy’s ownership of our partnership decreased from 84% to 74% as a result of the issuance of 9.8 million common units to the public. See Note 12 for further discussion related to the debt and Note 17 for a discussion of the sale of common units.

The following unaudited pro forma information has been prepared as if the acquisition had occurred on January 1, 2009 and January 1, 2008, respectively.

	2009	2008
	(in millions, except per-unit amounts)
Operating revenues	$199.5	$187.3
Net income	150.4	123.7
Basic and diluted net income per limited partner unit	1.81	1.52

The assets and liabilities of NOARK were recorded at their respective fair values as of May 4, 2009 and the results of NOARK’s operations are included in the Consolidated Financial Statements beginning as of the effective date of the acquisition. For Ozark Gas Transmission, which records assets and liabilities resulting from the regulated rate making process, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

The following table summarizes the fair values of the assets acquired and liabilities assumed.

Purchase Price Allocation
(in millions)
Purchase price	$294.5

Receivables, net	5.1
Current assets — other	1.2
Property, plant and equipment, net	139.3
Regulatory assets and deferred debits	5.3
Current liabilities	(5.0)
Deferred credits and other liabilities	(1.0)

Total assets acquired/liabilities assumed	$144.9

Goodwill	$149.6

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

3. Transactions with Affiliates

In the normal course of business, we provide natural gas transportation, gathering, storage and other services to Spectra Energy and its affiliates.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2009	2008	2007
	(in millions)
Operating, maintenance and other expenses	$35.6	$23.4	$3.3
Interest expense	5.2	1.5	0.6

Consolidated Balance Sheets

	December 31,
	2009	2008
	(in millions)
Receivables	$0.6	$0.8
Natural gas imbalance receivables	1.7	2.5
Current assets — other	0.6	0.5
Accounts payable	11.4	7.6
Note payable	27.5	50.0
Current liabilities — other	0.4	—
Deferred credits and other liabilities — other	4.8	5.6

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

See also Notes 1, 9, 12, 13 and 16 for discussion of other specific related party transactions.

4. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision maker’s view of the business. This business segment is considered to be our sole reportable segment.

Gas Transportation and Storage includes East Tennessee, Ozark and Saltville. This segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of LNG for customers in the southeastern United States, Oklahoma, Arkansas and Missouri. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT’s) rules and regulations.

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

Business Segment Data

	Total Revenues	Segment EBIT/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment/ Total Assets
	(in millions)
2009
Gas Transportation and Storage	$178.9	$96.7	$28.5	$20.3	$1,286.7
Other	—	56.9	—	36.7	525.8

Total	178.9	153.6	28.5	57.0	1,812.5
Interest income	—	0.2	—	—	—
Interest expense	—	16.7	—	—	—

Total consolidated	$178.9	$137.1	$28.5	$57.0	$1,812.5

2008
Gas Transportation and Storage	$124.9	$61.5	$26.3	$47.0	$977.7
Other	—	52.7	—	88.6	623.8

Total	124.9	114.2	26.3	135.6	1,601.5
Interest income	—	3.5	—	—	—
Interest expense	—	17.8	—	—	—

Total consolidated	$124.9	$99.9	$26.3	$135.6	$1,601.5

2007
Gas Transportation and Storage	$121.1	$64.2	$26.4	$30.4
Other	—	52.4	—	28.3

Total	121.1	116.6	26.4	58.7
Interest income	—	5.5	—	—
Interest expense	—	17.1	—	—

Total consolidated	$121.1	$105.0	$26.4	$58.7

5. Regulatory Matters

Regulatory Assets. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund Period Ends
	2009	2008
	(in millions)
Regulatory Assets(a)(b)
Regulatory asset related to income taxes(c)	$8.6	$8.7	(d)
Vacation accrual (non-current)	1.6	1.3	2010
Deferred debt expense/premium(f)	4.6	—	(e)
Fuel tracker(g)	0.6	—	2010

Total Regulatory Assets	$15.4	$10.0

(a)	Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)	All regulatory assets are excluded from rate base unless otherwise noted.
(c)	All amounts are expected to be included in future rate filings.
(d)	Amortized over the life of the related property, plant and equipment.
(e)	Prepayment penalty being amortized over the life of the retired debt.
(f)	Included in rate base.
(g)	Included in Current Assets.

There were no regulatory liabilities as of December 31, 2009 or 2008.

Rate Related Information

East Tennessee. East Tennessee placed into effect new rates approved by the FERC in November 2005 as a result of a rate settlement with customers. The settlement agreement includes a five-year rate moratorium and certain operational changes and expires on October 31, 2010. Following the expiration of the settlement agreement, East Tennessee’s rates will remain the same, subject to further negotiation or a future rate proceeding.

Saltville. On September 1, 2008, Saltville placed into effect new rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement includes a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates will remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Gulfstream. Gulfstream operates under rates approved by the FERC in 2007. In June 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities go in service. The projected filing date would be the fall of 2011.

Ozark Gas Transmission. Ozark Gas Transmission operates under rates established as a result of an uncontested settlement agreement with customers approved by the FERC in 2000.

Management believes that the effects of these matters will not have a material adverse effect on our future consolidated results of operations, financial position or cash flows.

6. Income Taxes

Income taxes with respect to our East Tennessee and Saltville operations were calculated by us in 2007 on the basis of their separate company income and deductions in accordance with established practices of Spectra Energy.

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

On April 4, 2008, we completed the Saltville acquisition from Spectra Energy. Accordingly, the income tax effects associated with Saltville’s operations prior to the acquisition are reflected in the Consolidated Statements of Operations. In addition, in the second quarter of 2008, in connection with the acquisition and the resulting change in tax status of Saltville, $2.5 million of deferred income tax liabilities were eliminated and recorded as a benefit to Income Tax Expense (Benefit).

The following details the components of income tax expense (benefit):

	2009	2008	2007
	(in millions)
Current income taxes
Federal(a)	$—	$0.3	$5.2
State	—	0.3	0.5

Total current income taxes	—	0.6	5.7

Deferred income taxes
Federal(b)	—	(2.0)	(105.3)
State	1.2	—	1.7

Total deferred income taxes	1.2	(2.0)	(103.6)

Total income tax expense (benefit)	$1.2	$(1.4)	$(97.9)

(a)	We were subject to federal income taxes prior to the formation of the MLP on July 2, 2007 and Saltville was subject to federal income taxes prior to the acquisition on April 4, 2008.
(b)	Includes a $2.5 million benefit in 2008 and a $110.5 million benefit in 2007 related to the elimination of accumulated deferred income tax liabilities.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Tax Expense (Benefit)

	2009	2008	2007
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$48.0	$35.0	$36.7
State income tax, net of federal income tax effect(a)	1.2	0.6	1.7
Entities not subject to income tax	(48.0)	(34.5)	(25.8)
Change in tax status	—	(2.5)	(110.5)

Total income tax expense (benefit)	$1.2	$(1.4)	$(97.9)

Effective tax rate	0.9%	(b)	(b)

(a)	Includes federal income tax effects prior to the formation of the MLP.
(b)	Not meaningful.

Net Deferred Income Tax Liability Components

	December 31,
	2009	2008
	(in millions)
State deferred income tax, net of federal tax effect	$(10.0)	$(8.8)

The above deferred tax amounts have been classified in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities.

No material increases or decreases related to uncertain tax benefits were recorded in 2009, 2008 or 2007.

7. Net Income Per Limited Partner Unit and Cash Distributions

Following the adoption of a new accounting standard in January 2009, our calculation of net income per limited partner unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable to IDR holders under the terms of the partnership agreement. Prior to the new standard, the “two class” method of computing net income per limited partner unit was utilized whereby, we calculated net income per limited partner unit as if all the earnings for the period had been distributed, which resulted in an additional allocation of income to the general partner (the IDR holder) in quarterly periods where an assumed incentive distribution, calculated as if all earnings for the period had been distributed, exceeded the actual incentive distribution. We retrospectively applied the new standard to all periods presented and this application did not result in a material change in net income per limited partner unit for 2008 or 2007.

The following table presents our net income per limited partner unit calculations.

	2009	2008	2007(a)
	(in millions, except per-unit amounts)
Net income	$135.9	$101.3	$202.9
Less:
Net income attributable to predecessor operations	—	1.6	156.7
General partner’s interest in net income — 2%	2.7	2.0	0.9
General partner’s interest in net income attributable to incentive distribution rights	3.0	0.5	—

Limited partners’ interest in net income	$130.2	$97.2	$45.3

Weighted average limited partner units outstanding — basic and diluted	76.4	69.4	66.2
Net income per limited partner unit — basic and diluted	$1.71	$1.40	$0.68

(a)	Net income per limited partner unit data for 2007 is only presented for the period since our IPO on July 2, 2007.

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

Subordinated Units. All of the subordinated units are held by wholly owned subsidiaries of Spectra Energy. The partnership agreement provides that, during the subordination period, the common unitholders have the right to receive distributions of Available Cash each quarter in an amount equal to $0.30 per common unit (the Minimum Quarterly Distribution), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the first business day after we have earned and paid at least the Minimum Quarterly Distribution on each outstanding limited partner unit and general partner unit for any three consecutive, non-overlapping four quarter periods ending on or after June 30, 2010. The subordination period also will end upon the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal. When the subordination period ends, all remaining subordinated units will convert to common units, on a one-for-one basis, and the common units will no longer be entitled to arrearages.

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

8. Marketable Securities

In 2007, we invested a portion of the proceeds from our IPO in financial instruments, including money market and debt securities that frequently had stated maturities of 20 years or more. These investments, which totaled $31.6 million as of December 31, 2008, were pledged as collateral against our term loan and were classified as Other Investments on the Consolidated Balance Sheet. There was no term loan outstanding or investments pledged as collateral at December 31, 2009. We received proceeds on sales of $31.6 million of these investments in 2009. We purchased $1,132.0 million and received proceeds on sales of $1,255.0 million of these investments in 2008, and purchased $1,439.0 million and received proceeds on sales of $1,284.4 million of these investments in 2007. Purchases and sales of available-for-sale securities are presented on a gross basis and are classified within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flows.

The estimated fair values of long-term investments at December 31, 2008, classified as available-for-sale, are as follows:

	December 31, 2008
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in millions)
Corporate debt securities	$—	$—	$24.7
Money market funds	—	—	6.9

Total long-term investments	$—	$—	$31.6

The average contractual maturity of the above securities was either less than one year at December  31, 2008 or the securities had been sold as of the date of this report.

9. Investments in Unconsolidated Affiliates

As of December 31, 2009, our investments in unconsolidated affiliates consisted of a 24.5% interest in Gulfstream and a 50% interest in Market Hub.

In May 2009, Gulfstream issued $300.0 million aggregate principal amount of 6.95% Senior Notes due 2016. Net proceeds were distributed to its members based upon their ownership percentages, which resulted in the distribution of $72.7 million to us.

In 2009, we received total distributions of $109.1 million from Gulfstream. Of these distributions, $38.6 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. We received distributions of $28.5 million in 2008 and $16.8 million in 2007, all which were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates on the Consolidated Statements of Cash Flows.

We received distributions from Market Hub of $35.7 million in 2009, $43.2 million in 2008 and $5.9 million in 2007, which were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates.

Our share of cumulative undistributed earnings of Market Hub totaled $151.3 million at December 31, 2009. Gulfstream had no cumulative undistributed earnings at December 31, 2009.

As of December 31, 2009 and 2008, the carrying amounts of Gulfstream and Market Hub approximated the amount of underlying equity in their respective net assets.

Investments in Unconsolidated Affiliates

	December 31,
	2009	2008
	(in millions)
Gulfstream	$184.2	$253.3
Market Hub	352.1	320.0

Total	$536.3	$573.3

Equity in Earnings of Unconsolidated Affiliates

	2009	2008	2007
	(in millions)
Gulfstream	$30.4	$27.5	$23.5
Market Hub	40.3	33.9	32.1

Total	$70.7	$61.4	$55.6

10. Goodwill

All of our goodwill is in our Gas Transportation and Storage segment. There were no changes in goodwill between December 31, 2007 and 2008. Changes in the balance of goodwill since December 31, 2008 follow (in millions):

Balance at December 31, 2008	$118.3
Increase due to the acquisition of NOARK(a)	149.6

Balance at December 31, 2009	$267.9

(a)	See Note 2 for further discussion.

No impairments of goodwill were recorded in 2009, 2008 or 2007. Based on the results of our annual impairment testing, the fair value of our reporting unit at December 31, 2009 significantly exceeded its carrying value. See Note 1 for discussion of goodwill impairment testing and a change in 2009 of the goodwill impairment test date.

11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2009	2008
	(years)	(in millions)
Plant
Natural gas transmission	15-100	$976.7	$840.6
Storage	17-35	114.5	113.9
Gathering and processing facilities	40	10.9	—
Equipment	5-15	5.8	3.9
Vehicles	3-5	3.4	2.7
Land	—	2.3	2.1
Construction in process	—	3.8	—
Other	5-50	6.9	6.4

Total property, plant and equipment		1,124.3	969.6
Total accumulated depreciation		(179.0)	(154.4)

Total net property, plant and equipment		$945.3	$815.2

Substantially all of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2.8% for 2009, 2.8% for 2008 and 3.0% for 2007. We had no material capital leases at December 31, 2009 or December 31, 2008.

12. Debt and Credit Facility

Summary of Debt and Related Terms

	Interest Rate	Year Due	December 31,
			2009	2008
			(in millions)
East Tennessee notes payable	5.71%	2012	$150.0	$150.0
Credit facility — revolving(a)	0.59%	2012	240.0	209.0
Credit facility — term (b)	—	—	—	31.0
Note payable — affiliate(a)	0.23%	2012	27.5	50.0

Total debt			417.5	440.0
Note payable — affiliate(c)			(27.5)	(50.0)

Total long-term debt			$390.0	$390.0

(a)	Unsecured borrowings bearing interest based on a one-month London InterBank Offering Rate.
(b)	Secured by $31.6 million of investments classified as Other Investments on the Consolidated Balance Sheet.
(c)	This note is payable on demand to Market Hub and therefore classified as current. Net repayments were $22.5 million in 2009.

All scheduled debt repayments are in 2012, corresponding to the year due for all outstanding long-term debt instruments. We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.

East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of December 31, 2009, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

Credit Facility Summary	Expiration Date	Credit Facility Capacity	Outstanding as of December 31, 2009
			Revolving Credit
	(in millions)
Spectra Energy Partners, LP	2012	$500.0	$240.0

Effective as of July 2, 2007, we entered into a five-year $500.0 million credit agreement that included both term and revolving borrowing capacity, of which we borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO. The term loans were repaid in 2008 and 2009 and that feature of the credit facility is no longer available.

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, to interest expense of 2.5 or greater. As of December 31, 2009, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

On May 4, 2009, as part of the NOARK acquisition, we borrowed $70.0 million under a credit facility with a subsidiary of Spectra Energy. This borrowing carried interest at an annual rate of 9.75%. We repaid the $70.0 million and the associated interest payable on May 27, 2009 with the proceeds from our sale of common units and the credit facility was terminated. See Note 17 for further discussion on the sale of common units.

13. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis:

Description	Consolidated Balance Sheet Caption	December 31, 2009
		Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities — other	$0.4	$—	$0.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities — other	0.4	—	0.4	—
Interest rate swap liabilities	Deferred credits and other liabilities — other — affiliates	4.8	—	4.8	—

Total Liabilities		$5.6	$—	$5.6	$—

Description	Consolidated Balance Sheet Caption	December 31, 2008
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Other investments	$24.7	$—	$24.7	$—
Money market funds	Other investments	6.9	6.9	—	—

Total Assets		$31.6	$6.9	$24.7	$—

Interest rate swap liabilities	Deferred credits and other liabilities — other — affiliates	$5.6	$—	$5.6	$—

Total Liabilities		$5.6	$—	$5.6	$—

Level 1. Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Level 2 Valuation Techniques. Fair values of our financial instruments, which primarily include interest rate swaps, and previously held corporate debt securities that were actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

Financial Instruments. The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Estimates determined as of December 31, 2009 and 2008 are not necessarily indicative of the amounts we could have realized in current markets.

	December 31, 2009		December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt	$390.0	$394.5	$390.0	$381.9
Corporate debt securities and money market funds	—	—	31.6	31.6

The fair values of long-term debt consider the terms of the related debt absent the impacts of hedging activities. The fair value of cash and cash equivalents, accounts receivable, accounts payable and note payable — affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2009 and 2008, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

14. Deferred Revenues

East Tennessee has a long-term customer contract that began in 2002 with billed amounts that decline annually over the term of the contract. The revenues billed annually over the 20 year term of the contract range from $9.9 million to $6.2 million. The annual amount of revenue recognized is $9.4 million, with the difference deferred in Other within Deferred Credits and Other Liabilities on the accompanying Consolidated Balance Sheets. The deferred revenue for this contract was $2.9 million as of December 31, 2009 and $2.7 million as of December 31, 2008.

15. Commitments and Contingencies

General Insurance. We are insured through Spectra Energy’s master insurance program for insurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes (1) commercial general and excess liability insurance for liabilities to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Spectra Energy’s by-laws and (5) property insurance, including machinery breakdown, on an all risk-replacement valued basis, onshore business interruption and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Environmental. We are subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Leases. We lease assets in several areas of operations. Rental expense for these leases was $1.9 million in 2009, $2.0 million in 2008 and $2.0 million in 2007. Future minimum rental payments under operating leases are $0.1 million for each year from 2010 through 2014.

16. Risk Management and Hedging Activities

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

Derivative Portfolio Carrying Value as of December 31, 2009

Description	Maturity in 2010	Maturity in 2011	Maturity in 2012	Maturity in 2013 and Thereafter	Total Carrying Value
	(in millions)
Interest rate swap liabilities	$0.4	$4.8	$0.4	$—	$5.6

The amounts in the table above represent the liabilities for unrealized gains and losses on mark-to-market and hedging transactions on our Consolidated Balance Sheet and do not include derivative positions of our equity investments.

See Note 13 for information regarding the presentation of these derivative positions on our Consolidated Balance Sheets.

In June 2008, we entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In February 2009, we entered into a series of three-year interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. As of December 31, 2009, the total notional amount of our interest rate swaps was $180.0 million. These interest rate swaps were designated as effective cash flow hedges. Through December 31, 2009, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in AOCI in the Consolidated Balance Sheets. It is estimated that $4.5 million of losses reported in AOCI at December 31, 2009 will be reclassified into earnings during the next 12 months.

The effective portion of gains (losses) recognized in Other Comprehensive Income follows:

Cash Flow Hedging Derivatives	2009	2008	2007
	(in millions)
Interest rate swaps	$(4.9)	$(6.2)	$—

The reclassifications from Other Comprehensive Income into income on derivatives follow:

Cash Flow Hedging Derivatives	Consolidated Statements of Operations Caption	2009	2008	2007
		(in millions)
Interest rate swaps	Interest expense	$4.9	$0.5	$(0.3)

Credit Risk. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located primarily throughout the southern and southeastern United States. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

17. Sale of Common Units

In the second quarter of 2009, we issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, and received net proceeds of $212.2 million. As further discussed in Note 2 and Note 12, we used the net proceeds from the offering to repay $142.2 million drawn on our available bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy.

18. Equity-Based Compensation

Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We awarded 10,000 common phantom units in 2009, 5,000 units in 2008 and 120,500 units in 2007. The total fair value of the units vested was not significant in 2009, 2008 and 2007.

Phantom Unit Awards
(in thousands)
Outstanding at December 31, 2008	74
Granted	10
Vested	(2)
Forfeited	(1)

Outstanding at December 31, 2009	81

Awards expected to vest	69

We account for the phantom units as liability awards. Compensation expense for these awards of $2.2 million was recorded in 2009. As of December 31, 2009 and assuming no change in fair value, we expect to recognize $0.5 million of future compensation cost related to phantom awards in 2010.

19. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2009 and 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2009
Operating revenues	$35.6	$41.3	$49.8	$52.2	$178.9
Operating income	16.0	20.7	26.1	20.0	82.8
Net income	28.5	33.6	40.4	33.4	135.9
Net income per limited partner unit(a)	0.39	0.44	0.48	0.39	1.71

2008
Operating revenues	$32.5	$29.7	$29.5	$33.2	$124.9
Operating income	15.7	13.0	10.3	12.9	51.9
Net income	24.1	27.5	24.3	25.4	101.3
Net income per limited partner unit(a)	0.33	0.38	0.34	0.35	1.40

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

SPECTRA ENERGY PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions:		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2009:
Allowance for doubtful accounts	$0.5	$—	$—	$0.4	$0.1
Other	—	—	—	—	—

	$0.5	$—	$—	$0.4	$0.1

December 31, 2008:
Allowance for doubtful accounts	$0.3	$0.3	$—	$0.1	$0.5
Other(b)	1.7	—	—	1.7	—

	$2.0	$0.3	$—	$1.8	$0.5

December 31, 2007:
Allowance for doubtful accounts	$0.3	$0.1	$—	$0.1	$0.3
Other(b)	5.0	—	—	3.3	1.7

	$5.3	$0.1	$—	$3.4	$2.0

(a)	Principally cash payments and reserve reversals.
(b)	Principally a right-of-way dispute.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Board of Directors and Officers

The Board of Directors of the General Partner currently has nine members, four of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s Board of Directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of the General Partner has established an audit committee (the Audit Committee) and a conflicts committee (the Conflicts Committee) to address conflict situations, each consisting of Steven D. Arnold, Stewart A. Bliss, Nora Mead Brownell and J.D. Woodward, III.

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

Name	Age	Position with Spectra Energy Partners GP, LLC
Gregory J. Rizzo	53	President, Chief Executive Officer and Director
Laura Buss Sayavedra	42	Vice President and Chief Financial Officer
Fred J. Fowler	64	Chairman
Steven D. Arnold	49	Director
Stewart A. Bliss	76	Director
Nora Mead Brownell	63	Director
Patrick J. Hester	59	Director
Theopolis Holeman	60	Director
R. Mark Fiedorek	47	Director
J.D. Woodward, III	60	Director

Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Gregory J. Rizzo was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and was named President and Chief Executive Officer in December 2008. He also serves as Group Vice President of U.S. Regulatory Affairs for Spectra Energy Corp, which was spun off from Duke Energy Corporation and has done so since January 2007. Mr. Rizzo previously served as Group Vice President for Duke Energy Gas Transmission — Northeast Pipelines from March 2004 until assuming his current position. Prior to then, Mr. Rizzo served as Executive Vice President of Duke Energy Gas Transmission from February 2003 until March 2004; and Senior Vice President Marketing and Capacity Management from March 2002 until February 2003. Mr. Rizzo was first elected to serve as a director because of his experience serving Spectra Energy Corp in leadership roles in the areas of marketing, pricing, regulatory affairs, risk management and systems planning.

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

Fred J. Fowler was elected to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008. He retired as President and Chief Executive Officer of Spectra Energy Corp in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. Prior to then, he was President and Chief Operating Officer in November 2002 to April 2006. Mr. Fowler was elected to the board of EnCana Corp effective February 1, 2010. Mr. Fowler was elected serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.

Steven D. Arnold was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on the Audit Committee and on the Conflicts Committee as Chairman. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold currently serves on the Advisory Boards of Avalon Advisors, LP, in Texas and Alliance Real Estate Value Funds in Colorado. Mr. Arnold was elected to serve as a director because of his financial expertise. Mr. Arnold brings a strong risk assessment and strategic expertise to the board.

Stewart A. Bliss was elected to the Board of Directors of Spectra Energy Partners GP, LLC in June 2007 and chairs the Audit Committee and serves on the Conflicts Committee. Mr. Bliss has been an independent financial consultant and senior business advisor in Denver, Colorado for many years, with expertise that also includes mergers and acquisitions. In early 2007, he served as interim director of the Colorado Department of Economic Development and International Trade. Mr. Bliss was a senior advisor with Green Manning & Bunch, Ltd., a Denver-based investment banking firm from 2000 until 2007. Until 2007, he served as lead director and chair of the audit committee on Kinder Morgan Inc.’s Board of Directors. Mr. Bliss currently serves as a member of the Colorado Commission on Judicial Discipline, is a Trustee of The Colorado School of Mines and a member of the board of The Colorado History Museum/Colorado Justice Center Building, Inc. Mr. Bliss was elected to serve as a director because he brings knowledge and experience of the energy industry as well as valuable knowledge on public company governance and audit issues.

Nora Mead Brownell was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on our Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission where she served until the expiration of her term in June 2006. Ms. Brownell also currently serves on the Board of Directors of Comverge, Inc., an energy technology company and ONCOR, a regulated electric distribution and transmission company. Ms. Brownell is co-founder and principal of ESPY Solutions, a woman-owned-business offering strategic consulting. Ms. Brownell was elected to serve as a director because she brings a diverse background that includes experience in business and the regulatory arenas.

Patrick J. Hester was elected to the Board of Directors of Spectra Energy Partners GP, LLC in October 2008. He also serves as interim General Counsel for Spectra Energy Corp and Associate General Counsel for Spectra Energy Corp’s Northeast region. Mr. Hester previously served as Vice President, Project Management and Development for Duke Energy Gas Transmission from 2005 until he assumed his current position. Previously he was General Counsel for Duke Energy Gas Transmission from 2003. Mr. Hester was elected a director because of his engineering and project expertise in the gas transportation business. He brings a strong operational, legal and regulatory expertise to the Board.

Theopolis Holeman was elected to the Board of Directors of Spectra Energy Partners GP, LLC in September 2009. Mr. Holeman was named Group Vice President of Spectra Energy Corp’s U.S. Operations in October 2008, and is responsible for storage and operations, environmental health and safety and procurement. Previously, Mr. Holeman served as Group Vice president of Power Delivery for Duke Energy Corporation. Mr. Holeman brings a strong operational expertise to the Board.

R. Mark Fiedorek was elected to the Board of Directors of Spectra Energy Partners GP, LLC in December 2008. He also serves as Group Vice President of Spectra Energy Corp’s U.S. Transmission and Storage — Southeast. He previously served as Vice President of Asset Optimization and Marketer Services since 2002 until 2007 when he was named to his current position with Spectra Energy Corp. Mr. Fiedorek was elected as a director because he has served in a variety of senior positions at Spectra Energy Corp focusing on the natural gas transmission business, primarily in the supply, operations and marketer services areas.

J.D. Woodward, III was elected to the board in September 2009. Mr. Woodward is President of Woodward Development Inc., a real estate and energy investment firm and a managing member of Woodward-Apple Springs, LLC, an owner and operator of natural gas midstream assets in East Texas. He retired in 2006 from Atmos Energy as Senior Vice President of Non-Utility Operations. Mr. Woodward was selected to serve as a director because he understands the operations of a large corporation, with a particular focus on customer issues. Mr. Woodward is an experienced senior executive with sound business experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities.

Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2009.

Audit Committee

The Board of Directors of the General Partner has a standing audit committee composed of Steven D. Arnold, Stewart A. Bliss, Nora Mead Brownell and J.D. Woodward, III, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Exchange Act, as amended. In making the independence determination, the Board considered the requirements of the NYSE. The Audit Committee has adopted a charter, which has been ratified and approved by the Board of Directors.

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

Conflicts Committee

The Board of Directors has a standing Conflicts Committee, which is comprised of Steven D. Arnold, Stewart A. Bliss, Nora Mead Brownell and J.D. Woodward, III. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. The Conflicts Committee will determine if the resolution of the conflict of interest is in the best interest of our partnership. The members of the Conflicts Committee may not be officers, employees or security holders of the General Partner, or directors, officers or employees of its affiliates. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by the General Partner of any duties it may owe us or our unitholders.

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

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee operates under a written charter approved by the Board of Directors. The charter, among other things, provides that the Audit Committee has authority to appoint, retain and oversee the independent auditor and is available on our website at www.spectraenergypartners.com/investorrelations/governance.

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

•

received the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte’s communications with the audit committee concerning independence from Spectra Energy Partners and its subsidiaries, and has discussed with Deloitte the firm’s independence;

•

discussed with Deloitte & Touche, LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•

discussed with Spectra Energy’s internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•

based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2009, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

Audit Committee

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

March 11, 2010

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

References below to “Spectra Energy Partners,” “we,” “our,” “us,” or similar terms refer to Spectra Energy Partners, LP.

This discussion and analysis is intended to provide information about the objectives and policies regarding compensation for the officers of the general partner of our partnership listed in the Summary Compensation Table. We do not directly employ any of the persons responsible for managing our business and we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Spectra Energy. Our reimbursement for the compensation of executive officers is governed by the Omnibus Agreement and is generally based on time allocated to us during a period.

Compensation paid or awarded by us in 2009 to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer, and together with our principal executive officer, our “named executive officers”) reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the Omnibus Agreement. The Compensation Committee of Spectra Energy (Compensation Committee) has ultimate decision making authority with respect to the compensation of our named executive officers other than with respect to awards of equity in our partnership, for which our Board retains control. The elements of compensation discussed below, other than our partnership equity based compensation, and Spectra Energy’s decisions with respect to determinations on payments, was not subject to approvals by the Board of Directors of our general partner. Compensation of our executive officers was approved by the Compensation Committee of the Board of Directors of Spectra Energy or its delegate. Awards under our long-term incentive plan are recommended by the Compensation Committee and approved by the Board of Directors of Spectra Energy Partners GP, LLC.

With respect to compensation objectives and decisions regarding our named executive officers for 2009, the Compensation Committee approved the cash compensation, and recommended equity based compensation, of our named executive officers based on its compensation philosophy, which is to reward both continued employment and performance through a combination of short-term bonus incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data to determine relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the Compensation Committee for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy consulted with compensation consultants with respect to determining 2009 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority.

The elements of Spectra Energy’s compensation program discussed below are intended to provide a compensation package designed to drive performance and reward contributions in support of the business strategies of Spectra Energy and its affiliates at the corporate, partnership and individual levels. Accordingly, a significant portion of the compensation provided to our executive officers has been in the form of short-term and long-term incentives.

Committee Advisors

The Compensation Committee has engaged ExeQuity, LLP, an independent consulting firm, to report directly to the Compensation Committee with respect to matters related to executive compensation, best practices and analysis of meeting materials prepared by management. ExeQuity generally confers with the Chair of the Compensation Committee and the Compensation Committee itself and discusses compensation matters with management on a limited basis. In addition, ExeQuity meets with the Committee in executive session without the presence of management following each meeting. ExeQuity performs no other services for Spectra Energy other than its services as independent consultant to the Compensation Committee.

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

The following table sets forth the principal components of compensation for our named executive officers:

Component	Description	Rationale

Salary	Compensation paid in cash throughout the year.	Provides compensation for performing day-to-day responsibilities.

Short-Term Incentive	Annual cash payment based on the achievement of defined financial and individual performance goals.	Makes significant percentage of cash compensation contingent on specific financial targets and individual performance objectives. These objectives are considered to be appropriate measures of the business imperatives that are necessary to build a solid record of financial success and operational excellence.

Long-Term Incentive	Performance units and phantom awards.	Rewards long-term company performance, establishes economic alignment of executives with unitholders, creates equity ownership and provides retention incentive.

Retirement	Spectra Energy sponsored retirement and savings plans.	Provides retention incentives and rewards service through retirement-related payments and provides savings opportunities.

Factors Considered When Determining Total Compensation

Group Comparison. The Compensation Committee sets salaries and short-term and long-term incentive target levels based on what it believes to be the market median of compensation available to our executives in the market. The market for highly talented executives is competitive, and we believe our success depends on our ability to attract and retain executives who are motivated through our compensation programs to successfully execute our long term objectives. We believe that hiring objectives cannot be achieved unless we offer compensation opportunities that are competitive in the marketplace. Accordingly, we use comparable market median data as a starting point for determining the adequacy of the compensation opportunities provided to our executives. The Compensation Committee considers market trends from general industry survey data. Specifically, the Compensation Committee has chosen to use the Towers Perrin 2009 Compensation Data Base© General Industry Survey as a source of market information because the Committee believes that the survey provides a reliable indication of compensation practices in companies that are comparable in size as measured by revenues.

External Market Conditions and Individual Factors. In addition to using benchmark survey data, the Compensation Committee also takes into account external market conditions and individual factors when establishing the total compensation of each named executive officer. Some of these factors include the executive’s level of experience, the executive’s tenure and responsibilities, the executive’s position, competitive pressures for that position within the industry, economic developments, the condition of labor markets and the financial and market performance of the Company.

Risk Assessment of Total Compensation. The overall compensation mix of short-term and long-term compensation opportunities for our executives, as well as the components of these incentive opportunities are balanced to mitigate undue risk. No single measure of the short-term compensation program is greater than 25% of an individual’s targeted award. Half of each executive’s long-term opportunity is contingent on the performance of Spectra Energy’s stock relative to its peers and stock ownership levels are required by each executive.

2009 Compensation Opportunities

The following table shows the 2009 target direct pay opportunities for our named executive officers.

2009 Target Pay Opportunity

Name	Salary	Short-Term Incentive Target Opportunity	Long-Term Incentive Target Opportunity	Total Target Pay Opportunity
Gregory J. Rizzo	$315,188	50%	100%	$787,970
Laura Buss Sayavedra	$205,000	40%	50%	$389,500

Salary. At the beginning of 2009, the Compensation Committee considered whether adjustments to salaries were appropriate and adjusted salaries of the named executive officers at that time, based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys and internal comparisons. The Compensation Committee approved salary adjustments for Mr. Rizzo and other members of Spectra Energy management approved salary adjustments for Ms. Sayavedra.

Short-Term Incentives. Short-term incentive opportunities, awarded under the Spectra Energy Executive Short-Term Incentive (STI) Plan for 2009, were designed to compensate executives for individual and company performance during the year based on goals set at the beginning of the year. The threshold, target and maximum incentive opportunities for each participant in the STI Plan during 2009 were established as a percentage of base salary. Bonuses were earned based on the achievement of individual, corporate and/or business unit goals as determined by the Compensation Committee. Target STI awards expressed as a percentage of base annual salary for our named executive officers in 2009 are reflected in the “2009 Target Pay Opportunity” table above.

Under guidelines adopted for the 2009 STI program, participants were eligible to receive up to 190% of the amount of their STI target, depending on actual performance. Up to 200% of the target bonus amount contingent on financial or operational measures could be paid if performance at a specified maximum level was achieved. The maximum that could be earned for performance on individual measures was 150% of target. The amount that could be paid for performance at a specified minimum level for any measure was 50% of the target amount. No compensation was to be earned if performance fell below a specified minimum level.

As shown in the following table, STI payments for our named executive officers were based on the achievement of individual goals and financial objectives related to management responsibilities for Spectra Energy and Spectra Energy Partners. The STI payments were based on the achievement of individual goals and financial objectives including Spectra Energy’s Ongoing Earnings per Share (EPS), Spectra Energy Transmission, LLC (Spectra Energy Transmission) Earnings Before Interest and Taxes (EBIT), Spectra Energy Transmission Return on Capital Employed (ROCE), Spectra Energy Partners Distributable Cash, Spectra Energy Partners ROCE and Spectra Energy O&M Cost and Safety Initiative goals.

2009 Target Incentive Payment Opportunity

Measures	Mr. Rizzo	Ms. Sayavedra
Spectra Energy Ongoing EPS	20%	20%
Spectra Energy Transmission Return on Capital Employed	12.5%	—
Spectra Energy Transmission EBIT	10%	—
Spectra Energy Partners Return on Capital Employed	10%	20%
Spectra Energy Partners Distributable Cash	12.5%	25%
O&M Cost and Safety Initiatives	15%	15%
Individual	20%	20%

A summary of the 2009 individual objectives for each named executive officer and each objective weighting are shown in the following table.

Objective	Mr. Rizzo	Ms. Sayavedra
Enhancement of Spectra Energy Partners’ financial strength	25%	35%
Enhancement of Spectra Energy Partners’ standing in the investment community	—	20%
Management of strategic initiatives	25%	35%
Transition of Spectra Energy-related responsibilities	—	10%
Leadership of Spectra Energy’s regulatory strategy	25%	—
FERC compliance	25%	—

Determination of 2009 Short-Term Incentive Payments

At the end of the 2009 cycle, management prepared a report on the achievement of financial, project and operational goals. These results were reviewed and approved by the Compensation Committee in February 2010 along with a review of the achievement of the named executive officers’ individual goals, including a calculation of the percentage achievement of each for purposes of the STI program. For the named executive officers, performance for each individual objective was calculated and reviewed by the Compensation Committee for Mr. Rizzo and by members of Spectra Energy’s management for Ms. Sayavedra, which then approved the final performance results and payment of bonuses.

The amounts set forth below show target amounts for achieving the threshold, target and maximum levels established for each financial goal as well as the actual result. The percentage of the target opportunity achieved is shown in parentheses. For each category, achievement of the Threshold, Target and Maximum amounts would result in the payment of 50%, 100% and 200%, respectively, of the target level. For instance, the short-term incentive payment for an executive associated with Spectra Energy’s EPS results was calculated as 20% of such executive’s target bonus opportunity multiplied by the actual percentage achieved, which was 80%.

Measures	Threshold	Target	Maximum	Actual
Spectra Energy Ongoing EPS	$1.00	$1.30	$1.83	$1.18 (80%)
Spectra Energy Transmission Return on Capital Employed	10.1%	10.6%	11.7%	11.2% (155%)
Spectra Energy Transmission EBIT*	$1,375	$1,450	$1,600	$1,543(162%)
Spectra Energy Partners Return on Capital Employed	7.8%	8.2%	9.0%	9.0% (200%)
Spectra Energy Partners Distributable Cash*	$145	$153	$168	$158.1 (134%)

*	In millions.

The following table is a summary of the payments made to each of our named executive officers together with the ratings achieved for individual goals. Satisfaction of individual goals at the Threshold, Target and Maximum levels results in the payment of 50%, 100% and 150%, respectively, of the target level.

2009 STI Awards

Name	Short-Term Incentive Award	Actual Individual Award as a Percent of Target Individual Award	Actual Payout as a Percent of Target Short-Term Incentive Award
Gregory J. Rizzo	$205,799	141%	131%
Laura Buss Sayavedra	$108,998	143%	133%

In calculating final bonus amounts, the Compensation Committee applied a reduction in earned amounts for Mr. Rizzo and Ms. Sayavedra due to not fully meeting the safety goals and expectations for employees and contractors for 2009.

Long-Term Incentives. Spectra Energy provides long-term incentive opportunities to our executive officers to achieve an alignment of executive and shareholder interests and motivate executives to achieve strategic goals that will maximize shareholder value.

Spectra Energy’s Compensation Committee decided that its long term incentive program would consist of awards that result in share ownership when certain specific performance goals are achieved in combination with phantom restricted units that vest over a three-year period. We believe that the combination of these two forms of awards are an effective means of creating a focus on returns to shareholders and retaining our executive talent in a competitive market.

The performance unit awards comprise 50% of the target value of annual long-term compensation and are earned based on how Spectra Energy performs relative to a group of energy companies over a three-year period. The companies in Spectra Energy’s long-term incentive peer group are:

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

The table below shows long-term incentive awards granted to our named executive officers in 2009:

Name	Expected Value of Long-Term Incentive/Equity Grants as a Percentage of Base Salary	Number of Performance Units Granted	Number of Phantom Units Granted
Gregory J. Rizzo	100%	13,400	12,600
Laura Buss Sayavedra	50%	4,400	4,100

In addition to the awards above, Mr. Rizzo received a grant of 10,000 Spectra Energy Partners phantom units on February 26, 2009 in recognition of his appointment to his current position. These units cliff vest three years from the date of grant.

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

Perquisites and Personal Benefits. Spectra Energy makes its private aircraft available to our executive officers for business use only and our executive officers are not allowed to initiate personal trips on corporate or chartered aircraft. However, executive officers are permitted to bring their spouse or personal guests on business-related flights when space is available. When the executive officer’s use of aircraft or a guest’s travel does not meet the Internal Revenue Service’s (IRS) standard for business use, the cost of that travel is imputed as income to the officer.

Compensation Committee Report

The Audit Committee of the Board reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K and, based on these reviews and discussions, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

EXECUTIVE COMPENSATION

The table below sets forth compensation of Spectra Energy Partners’ named executive officers for 2008 and 2009. Compensation information for Mr. Rizzo and Ms. Sayavedra is presented only for the years in which they were a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Gregory J. Rizzo(5)	2009	315,188	—	574,446	—	205,799	115,348	32,996	1,243,777
President and Chief Executive Officer	2008	307,500	—	331,330	—	198,842	78,857	35,014	951,543

Laura Buss Sayavedra(6)	2009	205,001	—	119,636	—	108,998	33,908	16,283	483,826
Vice President and Chief Financial Officer	2008	194,272	—	202,587	—	116,607	12,915	15,666	542,047

(1)	This column reflects the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718 with respect to performance share and phantom share awards granted each year. The aggregate dollar amount was determined without regard to any estimate of forfeitures related to service-based vesting conditions.

(2)	This column includes amounts payable under the Spectra STI Plan with respect to the 2009 and 2008 performance periods. Unless deferred, these amounts were paid in March 2010 and March 2009, respectively.

(3)	This column includes the amounts listed below. These figures represent the change in value during the twelve month period ending December 31.

	Gregory J. Rizzo	Laura Buss Sayavedra
Change in actuarial present value of accumulated benefit under the Spectra Energy Retirement Cash Balance Plan for the period beginning on January 1, 2009 and ending on December 31, 2009	$74,370	$27,320
Change in actuarial present value of accumulated benefit under the Spectra Energy Executive Cash Balance Plan for the period beginning on January 1, 2009 and ending on December 31, 2009	40,978	6,588

Total	$115,348	$33,908

(4)	All Other Compensation column includes the following for 2009:

	Gregory J. Rizzo	Laura Buss Sayavedra
Matching contributions under the Spectra Energy Retirement Savings Plan	$14,700	$14,700
Premiums for life insurance coverage provided under Life Insurance Plans	1,604	433
Make-whole matching contribution credits under the Spectra Energy Executive Savings Plan	16,142	—
Charitable contributions made in the name of the Executive under Spectra Energy’s matching gift policy	550	1,150

Total	$32,996	$16,283

(5)	Mr. Rizzo became President and Chief Executive Officer effective December 1, 2008. Compensation for the entire fiscal year 2008 is disclosed for Mr. Rizzo.

(6)	Ms. Sayavedra became Vice President and Chief Financial Officer effective July 1, 2008. Compensation for the entire fiscal year 2008 is disclosed for Ms. Sayavedra.

2009 GRANTS OF PLAN-BASED AWARDS

		Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)
Gregory J. Rizzo			78,797	157,594	299,429
Gregory J. Rizzo	2/24/2009	2/23/2009				6,700	13,400	26,800		199,526
Gregory J. Rizzo	2/24/2009	2/23/2009							12,600	166,320
Gregory J. Rizzo	2/26/2009	2/26/2009							10,000	208,600

Laura Buss Sayavedra			41,000	82,000	155,800
Laura Buss Sayavedra	2/24/2009	2/23/2009				2,200	4,400	8,800		65,516
Laura Buss Sayavedra	2/24/2009	2/23/2009							4,100	54,120

(1)	The awards reflected in the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column were granted for the 2009 performance period under the terms of the Spectra Energy Corp Executive STI Plan. The actual amounts payable to each executive under the terms of such plan are disclosed in the Summary Compensation Table.

(2)	Awards reflected in these columns with a grant date of February 24, 2009 were made in shares of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan. Awards reflected in these columns with a grant date of February 26, 2009 were made in units of Spectra Energy Partners and were granted under the terms of the Spectra Energy Partners 2007 Long-Term Incentive Plan.

(3)	All awards reflected in this column were computed in accordance with FASB ASC Topic 718. The per share full grant date fair value of the phantom shares and performance shares granted on February 24, 2009 is $13.20 and $14.89, respectively. The per unit full grant date fair value of the phantom units granted on February 26, 2009 is $20.86.

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

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)(4)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregory J. Rizzo(7)	SE	3,800		36.86
	DUK	7,600		24.39	12/20/2010
	SE	3,850		32.44
	DUK	7,700		21.47	12/19/2011
	SE	1,700		32.54
	DUK	3,400		21.54	4/1/2012
	SE	1,612		11.86	2/25/2013
	SE	512		12.52	4/1/2013
	SE	25,467	12,733	25.64	2/27/2017
						SE	26,482	543,146
						SEP	13,700	405,109
						DUK	2,964	51,010

						Total		999,265

						SE			19,600	401,996

Laura Buss Sayavedra(6)	SE	1,100		36.86
	DUK	2,200		24.39	12/20/2010
	SE	1,350		32.44
	DUK	2,700		21.47	12/19/2011
	SE	825		11.86	2/25/2013
	SE	6,734	3,366	25.64	2/27/2017
						SE	8,059	165,290
						SEP	4,335	128,186
						DUK	718	12,357

						Total		305,833

						SE			6,400	131,264

(1)	On February 27, 2007, Mr. Rizzo and Ms. Sayavedra received stock options that vest in three equal installments on the first three anniversaries of the date of grant.

(2)	For options granted February 27, 2007, the exercise price is equal to the closing price of Spectra Energy common stock on the date of grant. For options granted prior to December 31, 2006, the exercise price for the original Duke Energy options is equal to the closing price of Duke Energy common stock on the date of grant. In connection with the spin-off of Spectra Energy effective January 2, 2007, all Duke Energy equity awards were adjusted to reflect the change in the price of Duke Energy common stock that occurred as a result of the spin-off, and an additional award denominated in Spectra Energy common shares was granted. The adjustments preserved, but did not increase, the value of the equity awards. The following chart indicates the original and adjusted exercise prices of each Duke Energy stock option. In addition, the chart indicates exercise prices for stock options granted on January 2, 2007 at Spectra Energy associated to each grant date at Duke Energy:

Date of Grant	Duke Energy Original Option Exercise Price	Duke Energy Adjusted Option Exercise Price	Spectra Energy Option Exercise Price Granted on January 2, 2007
December 20, 2000	$42.81	$24.39	$36.86
December 19, 2001	37.68	21.47	32.44
April 1, 2002	37.80	21.54	32.54
February 25, 2003	13.77	7.85	11.86
April 1, 2003	14.54	8.29	12.52

(3)	Mr. Rizzo and Ms. Sayavedra received Spectra Energy and Duke Energy phantom shares as follows:

a.	On February 24, 2009, February 26, 2008 and February 27, 2007, Spectra Energy shares were granted which, subject to certain exceptions, vest on the third anniversary of the date of grant.

b.	On February 28, 2005 and April 4, 2006, Duke Energy shares were granted which, subject to certain exceptions, vest in equal installments on the first five anniversaries of the date of grant. Outstanding Duke Energy shares and corresponding Spectra Energy shares related to this award are included above.

(4)	Mr. Rizzo and Ms. Sayavedra received Spectra Energy Partners phantom units on July 2, 2007 each of which, subject to certain exceptions, vest on the third anniversary of the date of grant.
(5)	Mr. Rizzo and Ms. Sayavedra received performance shares on February 26, 2008 and February 24, 2009 that, subject to certain exceptions, are eligible for vesting on December 31, 2010 and December 31, 2011, respectively. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K, performance shares are listed at the target number of shares.
(6)	On October 1, 2008, Ms. Sayavedra received a grant in the amount of 5,000 units, which, subject to certain exceptions, vest in equal installments on the first three anniversaries of the date of grant.
(7)	On February 26, 2009, Mr. Rizzo received a grant in the amount of 10,000 units, which, subject to certain exceptions, vest on the third anniversary of the date of grant.

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Gregory J. Rizzo
Spectra Energy			988	13,768
Duke Energy	4,250	34,017	1,976	27,328

Total				41,096

Laura Buss Sayavedra
Spectra Energy			238	3,320
Spectra Energy Partners			1,665	40,376
Duke Energy			476	6,586

Total				50,282

(1)	The value realized upon exercise was calculated based on the closing price of a share of Duke Energy common stock on the date of option exercise.
(2)	The value realized upon vesting of stock awards was calculated based on the closing price of a share of common stock or unit for the respective equity on the respective vesting date.

Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance Plan

Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. A more detailed description of the plans that comprise Spectra Energy’s pension program follows.

Each of the Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2009. Officers participated in the Spectra Energy Retirement Cash Balance Plan (“RCBP”), which is a noncontributory, defined benefit retirement plan that is intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and affiliates. The RCBP provides benefits under a “cash balance account” formula.

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

Each of the Spectra Energy Partners executive officers was eligible to participate in the Spectra Energy Executive Cash Balance Plan (“ECBP”), which is a noncontributory, defined benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the annual compensation limit ($245,000 for 2009) under the Internal Revenue Code that applies to the determination of pay credits under the RCBP, (b) certain deferred compensation that is not recognized by the RCBP, (c) restoration of benefits in excess of a defined benefit plan maximum annual benefit limit ($195,000 for 2009) under the Internal Revenue Code that applies to the RCBP, and (d) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service, and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.

Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by us.

The following table provides information related to each plan that provides for payments or other benefits at, following or in connection with retirement, determined as of December 31, 2009.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Gregory J. Rizzo	Spectra Energy Retirement Cash Balance Plan	30.34	467,294	—
Gregory J. Rizzo	Spectra Energy Executive Cash Balance Plan	30.34	222,583	—
Laura Buss Sayavedra	Spectra Energy Retirement Cash Balance Plan	14.15	136,396	—
Laura Buss Sayavedra	Spectra Energy Executive Cash Balance Plan	14.15	13,652	—

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gregory J. Rizzo Spectra Energy Executive Savings Plan	9,942	35,852	61,825	—	399,332
Laura Buss Sayavedra Spectra Energy Executive Savings Plan	—	—	—	—	—

(1)	Executive contributions credited to the plan in 2009 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2009 but reported in the table as compensation earned in 2008.
(2)	Reflects make-whole matching contribution credits made in 2009 under the plan with respect to elective salary deferrals made by executives during 2008 and 2009. See footnote 4 to the “Summary Compensation Table” for the amount of make-whole matching contribution credits made with respect to elective compensation deferrals made by executives during 2009.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, each Spectra Energy Partners executive officer would be entitled to compensation in the event his or her employment terminates. The amount of the compensation is contingent upon a variety of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to named executive officers are described below, followed by a table that quantifies the amount that would become payable to each Spectra Energy Partners executive officer as a result of his or her termination of employment. The amounts shown assume that such termination was effective as of December 31, 2009 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of named executive officer’s termination of employment.

The following table summarizes the consequences under Duke Energy’s long-term incentive award agreements, without giving effect to the change in control agreements described below, that would occur in the event of a change in control or the termination of employment of a Spectra Energy Partners executive officer.

Event	Consequences
Change in Control	Phantom Shares — continue to vest

Termination with cause	Phantom Shares — the executive’s right to unvested portion of award terminates immediately

Voluntary termination (not retirement eligible)	Phantom Shares — the executive’s right to unvested portion of award terminates immediately

Involuntary termination without cause (not retirement eligible)	Phantom Shares — prorated portion of award vests

Voluntary termination or involuntary termination without cause (retirement eligible)	Phantom Shares — continue to vest

Involuntary termination after a Change in Control	Phantom Shares — award vests

Death or Disability	Phantom Shares — prorated portion of award vests

The following table summarizes the consequences under Spectra Energy and Spectra Energy Partners’ long-term incentive award agreements, without giving effect to the change in control agreements described below, that would occur in the event of a change in control or the termination of employment of a Spectra Energy Partners executive officer.

Event	Consequences
Change in Control	Phantom Shares — continue to vest Performance Shares — award vests based on target performance Options — award vests

Termination with cause	Phantom Shares, Performance Shares and Options — the executive’s right to unvested portion of award terminates immediately

Voluntary termination (not retirement eligible)	Phantom Shares, Performance Shares and Options — the executive’s right to unvested portion of award terminates immediately

Involuntary termination without cause (not retirement eligible)

Phantom Shares — prorated portion of award vests

Performance Shares — prorated portion of award vests based on actual performance after performance period ends

Options — the executive’s right to unvested shares terminates immediately

Voluntary termination or involuntary termination without cause (retirement eligible)	Phantom Shares — prorated portion of award continues to vest Performance Shares — prorated portion of award vests based on actual performance after performance period ends Options — continue to vest

Involuntary termination after a Change in Control	Phantom Shares — award vests Performance Shares — award vests based on target performance Options — award vests

Death or Disability	Phantom Shares — award vests Performance Shares — award vests based on target performance Options — award vests

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

POTENTIAL PAYMENTS UPON TERMINATION OF

EMPLOYMENT OR A CHANGE IN CONTROL (“CIC”)

Name and Triggering Event(1)	Cash Severance Payment ($)(2)	Incremental Retirement Plan Benefit ($)(3)	Welfare and Similar Benefits ($)(4)	Stock Awards ($)(5)	Option Awards ($)(6)	Total Payments ($)
Gregory J. Rizzo
Change in Control	—	—	—	422,772	—	422,772
Voluntary termination or involuntary termination with cause	—	—	12,123	—	—	12,123
Involuntary termination without cause	—	—	12,123	550,330	—	562,453
Involuntary or good reason termination after a CIC	945,564	156,040	37,831	1,481,968	—	2,621,403
Death or Disability	—	—	12,123	1,443,458	—	1,455,581

Laura Buss Sayavedra
Change in Control	—	—	—	138,024	—	138,024
Voluntary termination or involuntary termination with cause	—	—	7,885	—	—	7,885
Involuntary termination without cause	—	—	7,885	173,124	—	181,009
Involuntary or good reason termination after a CIC	—	—	7,885	464,026	—	471,911
Death or Disability	—	—	7,885	454,629	—	462,514

(1)	Amounts in the above table represent obligations of Spectra Energy under agreements currently in place at Spectra Energy, and valued as of December 31, 2009.

(2)	Amounts listed under “Cash Severance Payment” are payable under the terms of Mr. Rizzo’s change in control agreement. The severance benefits set forth above do not include accrued salary and bonus payments earned through December 31, 2009; however, such amounts are reflected in the Summary Compensation Table above.

(3)	Pursuant to Mr. Rizzo’s Change in Control Agreement, amounts listed under “Incremental Retirement Plan Benefit” represent the additional amounts that would be credited in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan in the event he continued to be employed by Spectra Energy, at his rate of base salary as in effect on December 31, 2009, for two additional years.

(4)	Amounts listed under “Welfare and Other Benefits” include the maximum accrued vacation allowed under Company policy and the amount that would be paid to Mr. Rizzo who has entered into a Change in Control Agreement in lieu of providing continued welfare benefits for 24 months.

(5)	The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded stock as a result of each event listed. The value of phantom shares is included in termination upon a change in control event; however, phantom shares vest after a change in control upon an involuntary termination, but are forfeit for a voluntary good reason termination.

(6)	The number of shares of common stock underlying options for which vesting is accelerated upon the applicable termination event for Mr. Rizzo and Ms. Sayavedra were 12,733 and 3,366, respectively. The exercise price for these options is higher than the price of Spectra Energy common stock on December 31, 2009 and therefore, the amounts listed under “Option Awards” is zero.

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

The amounts shown above with respect to outstanding Spectra Energy, Spectra Energy Partners and Duke Energy stock awards and option awards were calculated based on a variety of assumptions, including the following: (a) the Spectra Energy Partners executive officer terminated employment on the last day of 2009; (b) as price for Spectra Energy common stock of $20.51, for Spectra Energy Partners units of $29.57 and for Duke Energy common stock of $17.21, all of which were the closing prices on December 31, 2009; (c) the continuation of Spectra Energy’s and Duke Energy’s dividend and Spectra Energy Partners’ distribution at the rate in effect on December 31, 2009; and (d) performance at the target level with respect to performance shares.

DIRECTORS’ COMPENSATION

The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2009.

Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $55,000 and a grant of a number of common units equal to $40,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000. In addition, the Chairman of the Board receives an additional annual retainer of $60,000, 50% of which is paid in cash and 50% of which is paid in common units. The Chairman is also provided with office space and administrative support.

Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy Corp will match contributions to qualifying institutions of up to $5,000 per director per calendar year.

Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.

The following table describes the compensation earned during 2009 by each individual who served as an outside director during 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Options Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen D. Arnold	75,000	40,009	—	—	—	115,009
Stewart A. Bliss	75,000	40,009	—	—	—	115,009
Nora Mead Brownell	55,000	40,009	—	—	—	95,009
Fred J. Fowler	84,000	109,699	—	—	—	193,699
J.D. Woodward, III	27,500	40,009	—	—	—	67,509

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.

The value of all perquisites and other personal benefits or property received by each director in 2009 was less than $10,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of February 15, 2010 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Spectra Energy Corp(2)	37,337,521	63.6%	21,638,730	100.0%	73.4%
Spectra Energy Transmission LLC	11,920,493	20.3%	5,037,637	23.3%	21.1%
Spectra Energy Southeast Pipeline Corp.	25,417,028	43.3%	16,601,093	76.7%	52.3%
Fred J. Fowler	14,388	*	—	—	*
R. Mark Fiedorek	11,500	*	—	—	*
Patrick J. Hester	—	*	—	—	*
Theopolis Holeman	—	*	—	—	*
Gregory J. Rizzo	5,000	*	—	—	*
Laura Buss Sayavedra	1,474	*	—	—	*
Steven D. Arnold	32,175	*	—	—	*
Nora Mead Brownell	11,425	*	—	—	*
Stewart A. Bliss	5,675	*	—	—	*
J.D. Woodward, III	27,395	*	—	—	*
All directors and executive officers as a group (ten persons)	109,032	*	—	—	*

(*)	Less than 1% of units outstanding.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.
(2)	Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, Spectra Energy Southeast Pipeline Corp. and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

The following table lists the beneficial owners of 5% or more of Spectra Energy Partner’s outstanding common units as of February 17, 2010. This information is based on the most recently available reports filed with the SEC and provided to us by the company listed.

	Common Units
Name and Address of Beneficial Owner	Beneficially Owned	Percentage
Neuberger Berman Group LLC (1)	4,013,564	6.837%
2200 Ross Avenue, 31st Floor, Dallas, TX 75201-2761

(1)	According to the Schedule 13G filed on February 17, 2009 by Neuberger Berman Group LLC, these units are beneficially owned by its clients, and it has shared voting power with respect to 3,596,824 units and shared dispositive power with respect to 4,013,564 units.

Equity Compensation Plan Information

The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	801,275

Total	—	n/a	801,275

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Spectra Energy and its affiliates own 37,337,521 common units and 21,638,730 subordinated units as of December 31, 2009, representing an aggregate 73% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.

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

Contracts with Affiliates

Gulfstream Limited Liability Company Agreement

In connection with the closing of the IPO, Spectra Energy contributed to Spectra Energy Partners 49.0% of its 50.0% interest in Gulfstream. Currently, Spectra Energy Partners owns a 24.5% interest in Gulfstream, Spectra Energy owns a 25.5% interest and affiliates of The Williams Companies, Inc. (Williams) own a 50.0% interest. Gulfstream’s second amended and restated limited liability company agreement governs the ownership and management of Gulfstream and provides for quarterly distributions equal to 100% of its available cash, which is defined to include Gulfstream’s cash and cash equivalents on hand at the end of the quarter less any reserves that may be deemed appropriate by the Gulfstream management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with laws or other agreements.

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

Board Leadership and Risk Oversight

The board of our General Partner is currently led by our Chairman, Mr. Fowler. While our policies allow for the positions of the Office of Chairman and the Chief Executive Officer to be held by the same person we believe that leadership of the board of directors is best conducted by a separate Chairman. In exercising its duties to our unitholders, our board members should not be conflicted in any way. We have procedures that are specified in our partnership agreement to address potential conflicts, which include referring transactions that present a conflict to our Conflicts Committee. We believe that this board leadership structure is appropriate in maximizing the effectiveness of our board oversight and in providing perspective to our business that is independent from management.

The board has responsibility for oversight of our risk management process and receives regular reports from our executives and from Spectra Energy regarding the risks faced in our business. The board exercises its risk oversight responsibilities through the Audit Committee, with respect to financial reporting and compliance risks. In addition, the Compensation Committee of Spectra Energy provides oversight with respect to risks that may be created by our compensation programs. Spectra Energy’s management has undertaken, and the Compensation Committee has reviewed, an evaluation of the incentives to its employees to take risk that are created by its compensation programs. Based upon that evaluation, Spectra Energy has concluded that its compensation programs do not create risks that are reasonably likely to result in a material adverse affect on the Company.

Director Independence

See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the General Partner’s board of directors and its committees.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2009 and 2008:

Type of Fees	2009	2008
	(in millions)
Audit Fees(a)	$0.8	$0.8
Audit-Related Fees(b)	0.2	0.3

Total Fees:	$1.0	$1.1

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of our Consolidated Financial Statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of our internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of our financial statements, including assistance with acquisitions and divestitures and internal control reviews.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Spectra Energy Partners, LP:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Partners’ Capital / Predecessor Equity and Comprehensive Income

Notes to Consolidated Financial Statements

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

Separate Financial Statements of Subsidiaries not Consolidated Pursuant to Rule 3-09 of Regulation S-X:

Gulfstream Natural Gas System, L.L.C.:

Report of Independent Registered Public Accounting Firm

Statements of Operations

Balance Sheets

Statements of Cash Flows

Statements of Members’ Equity and Comprehensive Income

Notes to Financial Statements

Market Hub Partners Holding:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Partners’ Capital

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: March 11, 2010		/s/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: March 11, 2010		/s/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GREGORY J. RIZZO (i) Gregory J. Rizzo	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ LAURA BUSS SAYAVEDRA (ii) Laura Buss Sayavedra	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* (iii) Fred J. Fowler	Chairman of the Board of Directors

* Steven D. Arnold	Director

* Stewart A. Bliss	Director

* Nora Mead Brownell	Director

* R. Mark Fiedorek	Director

* Patrick J. Hester	Director

*	Director
Theopolis Holeman

* J.D. Woodward, III	Director

Date: March 11, 2010

Gregory J. Rizzo, by signing his name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ GREGORY J. RIZZO
Gregory J. Rizzo Attorney-In-Fact

FINANCIAL STATEMENTS OF

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

Houston, Texas

We have audited the accompanying balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2009 and 2008, and the related statements of operations, members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 17, 2010

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In millions)
Operating Revenues
Transportation of natural gas	$250.0	$204.4	$183.7
Other	1.5	2.3	1.6

Total operating revenues	251.5	206.7	185.3

Operating Expenses
Operating, maintenance and other	4.5	5.7	1.0
Operating, maintenance and other — affiliates	14.6	12.6	9.2
Depreciation and amortization	34.5	30.3	30.0
Property and other taxes	14.0	12.8	5.7

Total operating expenses	67.6	61.4	45.9

Loss on Sale of Assets	—	(0.6)	—

Operating Income	183.9	144.7	139.4

Other Income and Expenses	1.4	11.1	3.9

Interest Expense	61.3	45.0	47.9

Net Income	$124.0	$110.8	$95.4

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

BALANCE SHEETS

	December 31,
	2009	2008
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$63.0	$63.0
Receivables (net of allowance for doubtful accounts of $0.1 and $0.3 at December 31, 2009 and 2008, respectively)	22.3	22.1
Inventory	4.9	7.9
Other	4.3	2.1

Total current assets	94.5	95.1

Property, Plant and Equipment
Cost	2,036.5	1,996.1
Less accumulated depreciation and amortization	212.0	178.1

Net property, plant and equipment	1,824.5	1,818.0

Regulatory Assets and Deferred Debits
Regulatory tax asset	24.4	24.3
Unamortized debt expense	8.2	6.6
Other	—	0.3

Total regulatory assets and deferred debits	32.6	31.2

Total Assets	$1,951.6	$1,944.3

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$6.2	$20.3
Accounts payable — affiliates	2.3	1.4
Taxes accrued	2.1	3.1
Interest accrued	10.0	8.2
Accrued liabilities	2.2	0.5
Fuel tracker liabilities	3.7	—
Natural gas imbalance payables	—	2.7

Total current liabilities	26.5	36.2

Long-term Debt	1,148.8	849.6

Other Long-term Liabilities	—	0.1

Commitments and Contingencies

Members’ Equity
Members’ equity	764.7	1,045.5
Accumulated other comprehensive income	11.6	12.9

Total members’ equity	776.3	1,058.4

Total Liabilities and Members’ Equity	$1,951.6	$1,944.3

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124.0	$110.8	$95.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.4	31.0	30.6
Loss on sale of assets	—	0.6	—
Allowance for funds used during construction — equity	(0.6)	(7.8)	(1.8)
Reclassification adjustments from accumulated other comprehensive income into net income	(1.3)	(1.3)	(1.3)
Decrease (increase) in:
Receivables	(3.0)	(5.8)	(1.2)
Other current assets	4.6	(6.7)	(4.7)
Increase (decrease) in:
Accounts payable	1.7	2.2	1.1
Taxes accrued	(1.0)	(2.7)	(8.2)
Interest accrued	1.8	—	—
Accrued liabilities	1.7	(5.5)	—
Fuel tracker liabilities	—	(0.1)	—
Other current liabilities	(0.5)	—	1.0
Other, assets	(3.4)	1.6	(3.0)
Other, liabilities	—	—	(0.2)

Net cash provided by operating activities	159.4	116.3	107.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(53.5)	(191.4)	(71.2)
Proceeds on sale of assets	—	1.4	—

Net cash used in investing activities	(53.5)	(190.0)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from members	40.2	179.4	76.4
Distributions to members	(445.1)	(116.4)	(68.6)
Proceeds from the issuance of long-term debt	299.0	—	—

Net cash provided by (used in) financing activities	(105.9)	63.0	7.8

Net increase (decrease) in cash and cash equivalents	—	(10.7)	44.3
Cash and cash equivalents at beginning of period	63.0	73.7	29.4

Cash and cash equivalents at end of period	$63.0	$63.0	$73.7

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$60.1	$49.5	$49.0
Significant non-cash transaction:
Property, plant and equipment accruals	$4.9	$19.8	$5.6

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Spectra Energy Corp	Spectra Energy Partners, LP	The Williams Companies, Inc.	Total
	(In millions)
Balance December 31, 2006	$391.0	$—	$391.1	$782.1
Net income attributable to the period January 1, 2007 through July 2, 2007	17.3	—	17.2	34.5
Net income attributable to the period July 3, 2007 through December 31, 2007	15.5	14.9	30.5	60.9
Reclassification of cash flow hedges into earnings attributable to the period January 1, 2007 through July 2, 2007	(0.3)	—	(0.3)	(0.6)
Reclassification of cash flow hedges into earnings attributable to the period July 3, 2007 through December 31, 2007	(0.2)	(0.2)	(0.3)	(0.7)

Total comprehensive income				94.1

Ownership change	(197.1)	197.1	—	—
Capital contributions from members	20.3	17.9	38.2	76.4
Distributions to members	(21.2)	(13.1)	(34.3)	(68.6)
Attributed deferred tax benefit	0.2	0.1	0.2	0.5

Balance December 31, 2007	225.5	216.7	442.3	884.5

Net income	28.3	27.1	55.4	110.8
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.7)	(1.3)

Total comprehensive income				109.5

Capital contributions from members	45.7	44.0	89.7	179.4
Distributions to members	(29.7)	(28.5)	(58.2)	(116.4)
Attributed deferred tax benefit	0.4	0.3	0.7	1.4

Balance December 31, 2008	269.9	259.3	529.2	1,058.4

Net income	31.6	30.4	62.0	124.0
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.7)	(1.3)

Total comprehensive income				122.7

Capital contributions from members	10.3	9.8	20.1	40.2
Distributions to members	(113.5)	(109.0)	(222.6)	(445.1)
Attributed deferred tax benefit	—	—	0.1	0.1

Balance December 31, 2009	$198.0	$190.2	$388.1	$776.3

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements

1.    Summary of Operations and Significant Accounting Policies

Nature of Operations. Gulfstream Natural Gas System, L.L.C. (collectively, “we”, “our”, “us” and “company”) owns an approximate 745-mile interstate natural gas pipeline system and is owned 25.5% by a subsidiary of Spectra Energy Corp (Spectra Energy), 24.5% by Spectra Energy Partners, LP (Spectra Energy Partners) and 50% by a subsidiary of The Williams Companies, Inc. (Williams). We are operated under joint management by Spectra Energy, which provides the business functions, and Williams, which provides the technical functions. We transport natural gas from Mississippi and Alabama, crossing the Gulf of Mexico to markets in central and southern Florida. Our interstate natural gas transmission operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). We were formed on May 17, 1999 as a Delaware limited liability company.

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

Fair Value Measurements. We measure the fair value of financial assets and liabilities by maximizing the use of observable inputs and minimizing the use of unobservable inputs. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Cost-Based Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Balance Sheets as Other Current Assets, Regulatory Assets and Deferred Debits, and Current Liabilities. We periodically evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets. See Note 3 for further discussion.

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

Customers accounting for 10% or more of revenues during 2009, 2008 and 2007 are as follows:

	% of Revenues
Customer	2009		2008	2007
Florida Power & Light Company	52%		49%	50%
Florida Power Corporation	27		25	22
TECO Energy and affiliates	(a	)	10	10

(a)	Percentage less than 10%.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Statements of Operations was $0.9 million in 2009 (an equity component of $0.6 million and an interest expense component of $0.3 million), $11.6 million in 2008 (an equity component of $7.8 million and an interest expense component of $3.8 million) and $2.7 million in 2007 (an equity component of $1.7 million and an interest expense component of $1.0 million).

Income Taxes. We are not subject to income tax, but rather our taxable income or loss is reported on the respective income tax returns of our members. Accordingly, there is no federal tax provision in these financial statements. Since we are not responsible for the attributed income taxes, amounts related to the tax gross-up of AFUDC equity are carried in the individual capital accounts of our members. The deferred income tax effect of the AFUDC equity gross up of $24.4 million at December 31, 2009 and $24.3 million at December 31, 2008 is classified in the Balance Sheets as Regulatory Assets and Deferred Debits.

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

Cash Flow Hedges. In 2005, we entered into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). For all hedge contracts, we provide documentation of the hedge in accordance with accounting standards and assess whether the hedge contract is highly effective, both at inception and on a quarterly basis, in offsetting changes in cash flows . We document hedging activity by transaction type (i.e. swaps) and risk management strategy (i.e. interest rate risk).

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

Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

When we retire regulated property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units, or retire or sell non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the FERC.

Preliminary Project Costs. Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are initially included in operating expenses. If and when it is determined that recovery of such costs through regulated revenues of the completed project is probable, the inception-to-date costs of the project are recognized as Property, Plant and Equipment and operating expenses are reduced.

Unamortized Debt Expense. Debt expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

New Accounting Pronouncements — 2009. The following new accounting pronouncements were adopted during 2009 and the effect of such adoption, if applicable, has been presented in the accompanying Financial Statements:

ASC 105, “Generally Accepted Accounting Principles” (previously Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles–A Replacement of FASB Statement No. 162”). This accounting standard results in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”). This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 did not have any impact on our results of operations, financial position or cash flows.

ASC 805, “Business Combinations” (previously SFAS 141R, “Business Combinations”). This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This accounting standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of this standard on January 1, 2009 did not have an impact on our results of operations, financial position or cash flows.

ASC 815-10, “Derivatives and Hedging — Overall” (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard effective January 1, 2009 as required.

ASC 275-10, “Risks and Uncertainties — Overall” and ASC 350-30, “Intangibles–Goodwill and Other — General Intangible Other than Goodwill” (previously FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”). These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 had no impact on our results of operations, financial position or cash flows.

ASC 855-10, “Subsequent Events — Overall” (previously SFAS No. 165, “Subsequent Events”). This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our results of operations, financial position or cash flows.

2008 and 2007. There were no significant accounting pronouncements adopted during 2008 that had a material impact on our results of operations, financial position or cash flows.

Pending. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2009:

ASC 810-10, “Consolidations-Overall” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)).” In June 2009, the FASB issued this accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. For us, this accounting standard must be applied as of January 1, 2010. The adoption of the provisions of this standard did not have any impact on our results of operations, financial position or cash flows.

2.	Transactions with Affiliates

Gulfstream Management & Operating Services, L.L.C. (GMOS), owned 50% by an affiliate of Spectra Energy and 50% by an affiliate of Williams, provides management, construction and operating services pursuant to agreements entered into with us and with affiliates of Spectra Energy and Williams. GMOS bills us for services rendered including labor and benefit costs, employee expenses, overhead costs and in some cases, third-party costs. Such amounts are reflected in the Statements of Operations as Operating, Maintenance and Other — Affiliates or in the Balance Sheets as Property, Plant and Equipment, as appropriate.

Transactions with affiliates are summarized in the tables below:

Statements of Operations

	2009	2008	2007
	(in millions)
Operating, maintenance and other expenses	$14.6	$12.6	$9.2

Balance Sheets

	December 31,
	2009	2008
	(in millions)
Property, plant and equipment(a)	$3.1	$10.9
Current assets — other	1.7	—
Accounts payable	2.3	1.4

(a)	Reflects additions to Property, Plant and Equipment billed from an affiliate in the respective year.

3.	Regulatory Matters

Regulatory Assets and Liabilities. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

Regulatory Assets and Liabilities

	December 31,		Recovery/Refund Period Ends
	2009	2008
	(in millions)
Regulatory Assets(a)
Regulatory asset related to income taxes(b)	$24.4	$24.3	(c)
Gas purchase costs(d)	2.2	1.0	2010

Total Regulatory Assets	$26.6	$25.3

Regulatory Liabilities(a)
Gas purchase costs(e)	$3.7	$—	2010

Total Regulatory Liabilities	$3.7	$—

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Regulatory Assets and Deferred Debits.
(c)	Amortized over the life of the related property, plant and equipment.
(d)	Included in Other Current Assets.
(e)	Included in Current Liabilities.

Rate Related Information. Gulfstream operates under rates approved by FERC in 2007. In June 2007, the FERC issued an order approving our Phase III expansion project. That order also required us to file a Cost and Revenue Study three years after our Phase III facilities go in service. The projected filing date would be the fall of 2011.

4.    Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2009	2008
	(Years)	(in millions)
Natural gas transmission	60	$1,969.7	$1,844.7
Land	—	16.0	16.0
Construction in process	—	6.8	88.7
Other	5-20	44.0	46.7

Total property, plant and equipment		2,036.5	1,996.1
Total accumulated depreciation		(212.0)	(178.1)

Total net property, plant and equipment		$1,824.5	$1,818.0

All of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. The composite weighted-average depreciation rates were 1.8% for 2009, 1.7% for 2008 and 1.8% for 2007.

5.    Debt

Summary of Debt and Related Terms

	Year Due	December 31,
		2009	2008
		(in millions)
Unsecured note payable, 5.56%	2015	$500.0	$500.0
Unsecured note payable, 6.95%	2016	300.0	—
Unsecured note payable, 6.19%	2025	350.0	350.0
Unamortized debt discount		(1.2)	(0.4)

Total long-term debt		$1,148.8	$849.6

All scheduled debt payments correspond to the year due and are not within the next five years.

On May 27, 2009, we issued $300.0 million aggregate principal amount of 6.95% Senior Notes due 2016. Net proceeds were distributed to our members based upon their ownership percentages.

6.    Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

		December 31, 2009
Description	Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$59.2	$59.2	$—	$—

Total Assets		$59.2	$59.2	$—	$—

		December 31, 2008
Description	Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$46.5	$46.5	$—	$—

Total Assets		$46.5	$46.5	$—	$—

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Financial Instruments. The fair value of our financial instruments, excluding derivatives included elsewhere in this Note, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2009 and 2008 are not necessarily indicative of the amounts we could have realized in current markets.

	December 31,
	2009		2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt	$1,148.8	$1,190.4	$849.6	$748.1

The fair value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because stated rates approximate market rates.

During 2009, there were no adjustments to assets measured at fair value on a nonrecurring basis.

7.    Hedging Activities and Credit Risk

Interest Rate (Cash Flow) Hedges. We are exposed to the impact of market fluctuations in interest rates. To protect from increasing interest rates and the resulting higher cost of the debt that was issued in 2005, we locked in existing interest rates by using financial derivatives (swaps) for hedge strategies. The total amount of the debt in 2005 was $850.0 million of which $500.0 million was hedged. The associated interest rate swaps were terminated on October 12, 2005, prior to the issuance of the related debt. These derivatives were initially recorded on the Balance Sheets at their fair value as AOCI. Deferred gains of $11.6 million in AOCI as of December 31, 2009 will continue to be amortized to interest expense over the term of the debt issued (November 2015.) The total amortization for 2009, 2008 and 2007 was $1.3 million.

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

8.    Commitments and Contingencies

General Insurance. We carry, either independently or through our owners, insurance consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes (1) liability insurance covering our liabilities arising from bodily injury or property damage to third parties resulting from our operations including liabilities arising from the use of owned, non-owned and hired vehicles and (2) property insurance on an all-risk basis covering loss or damage to real and personal property owned or leased by our company. We also carry onshore business interruption insurance. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Environmental. We are subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposals and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material adverse effect on our results of operations, financial position or cash flows.

Litigation. We are involved in legal, tax and regulatory proceedings in various forums, including matters regarding contracts, performance and other matters, arising in the ordinary course of business, some of which may involve substantial monetary amounts. We have insurance for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

9.    Subsequent Event

A distribution to members of $41.9 million was declared and paid on January 20, 2010.

We have evaluated significant events and transactions that occurred from January 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2009.

CONSOLIDATED FINANCIAL STATEMENTS OF

MARKET HUB PARTNERS HOLDING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Market Hub Partners Holding

Houston, Texas

We have audited the accompanying consolidated balance sheets of Market Hub Partners Holding and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Market Hub Partners Holding and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/    Deloitte & Touche LLP

Houston, Texas

March 11, 2010

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues
Salt cavern storage	$96.8	$82.6	$71.0
Salt cavern storage — affiliates	3.6	3.6	3.6
Hub services and other	10.3	5.6	9.9
Hub services and other — affiliates	4.8	6.2	6.8

Total operating revenues	115.5	98.0	91.3

Operating Expenses
Operating, maintenance and other	8.6	6.5	18.8
Operating, maintenance and other — affiliates	10.8	10.4	2.5
Depreciation and amortization	12.1	10.6	9.1
Property and other taxes	3.2	3.1	2.3

Total operating expenses	34.7	30.6	32.7

Gains on Sales of Other Assets	—	—	7.0

Operating Income	80.8	67.4	65.6

Other Income and Expenses	—	0.2	—

Interest Income	—	0.2	—

Interest Income — Affiliates	0.3	2.9	2.3

Interest Expense — Affiliates	0.1	1.0	3.6

Earnings Before Income Taxes	81.0	69.7	64.3
Income Tax Expense	0.2	0.4	0.1

Net Income	$80.8	$69.3	$64.2

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$20.2	$18.3
Receivables (net of allowance for doubtful accounts of less than $0.1 million at December 31, 2009 and 2008)	10.3	8.2
Receivables — affiliates	1.4	1.7
Natural gas imbalance receivables	0.7	3.8
Natural gas imbalance receivables — affiliates	9.6	10.3
Notes receivable — affiliates	55.0	100.0
Other	1.3	1.1

Total current assets	98.5	143.4

Other Assets
Goodwill	200.5	200.5
Other assets	0.2	0.1

Total other assets	200.7	200.6

Property, Plant and Equipment
Cost	553.2	501.9
Less accumulated depreciation and amortization	90.2	78.9

Net property, plant and equipment	463.0	423.0

Total Assets	$762.2	$767.0

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$0.7	$7.6
Accounts payable — affiliates	2.5	9.4
Taxes accrued	1.2	2.0
Interest accrued — affiliates	—	7.0
Natural gas imbalance payables	8.3	13.8
Natural gas imbalance payables — affiliates	2.3	1.3
Collateral liabilities	2.4	2.7
Collateral liabilities — affiliates	40.0	80.0
Other	0.2	1.8

Total current liabilities	57.6	125.6

Deferred Credits and Other Liabilities
Advances payable — affiliates	—	1.0

Total deferred credits and other liabilities	—	1.0

Commitments and Contingencies
Partners’ Capital	704.6	640.4

Total Liabilities and Partners’ Capital	$762.2	$767.0

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80.8	$69.3	$64.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.1	10.6	9.1
Gains on sales of other assets	—	—	(7.0)
Decrease (increase) in:
Receivables	(2.1)	(0.7)	2.9
Receivables — affiliates	0.3	0.8	—
Other current assets	(0.8)	(0.7)	0.5
Other, assets	(0.1)	0.1	4.5
Increase (decrease) in:
Accounts payable	0.2	(2.6)	5.1
Accounts payable — affiliates	(6.9)	5.6	1.3
Taxes accrued	(0.8)	0.2	(2.2)
Interest accrued — affiliates	(7.0)	1.0	3.4
Collateral liabilities	(0.3)	0.5	(1.4)
Collateral liabilities — affiliates	(40.0)	—	—
Other current liabilities	(1.7)	(1.3)	(2.4)

Net cash provided by operating activities	33.7	82.8	78.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(59.2)	(89.1)	(49.7)
Net decrease (increase) in advances receivable — affiliates	—	—	75.5
Net increase (decrease) in advances payable — affiliates	0.1	(0.1)	1.1
Collections from notes receivable—affiliates	59.0	—	—
Issuances of notes receivable—affiliates	(14.0)	—	(100.0)
Net proceeds from insurance claim — affiliates	—	—	9.2

Net cash used in investing activities	(14.1)	(89.2)	(63.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(71.5)	(86.3)	(11.7)
Capital contributions from partners	53.8	89.3	19.3

Net cash provided by (used in) financing activities	(17.7)	3.0	7.6

Net increase (decrease) in cash and cash equivalents	1.9	(3.4)	21.7
Cash and cash equivalents at beginning of period	18.3	21.7	—

Cash and cash equivalents at end of period	$20.2	$18.3	$21.7

Supplemental Disclosures
Cash paid for interest—affiliates	$7.1	$—	$—
Cash paid for income taxes	0.5	—	—
Significant non-cash transactions:
Transfers of assets to parent	—	—	19.6
Deemed contributions from parent	(1.1)	—	—
Property, plant and equipment noncash accruals	0.1	7.3	1.0
Intercompany property, plant and equipment transfers	—	—	4.7

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Spectra Energy Corp	Spectra Energy Partners, LP	Total
Balance December 31, 2006	$515.9	$—	$515.9
Net income attributable to the period January 1, 2007 through July 2, 2007	29.1	—	29.1
Transfers of assets to parent	(19.6)	—	(19.6)
Ownership change	(262.7)	262.7	—
Net income attributable to the period July 3, 2007 through December 31, 2007	17.5	17.6	35.1
Capital contributions from partners	9.6	9.7	19.3
Distributions to partners	(5.8)	(5.9)	(11.7)

Balance December 31, 2007	284.0	284.1	568.1
Net income	34.7	34.6	69.3
Capital contributions from partners	44.6	44.7	89.3
Distributions to partners	(43.1)	(43.2)	(86.3)

Balance December 31, 2008	320.2	320.2	640.4
Net income	40.4	40.4	80.8
Capital contributions from partners	26.9	26.9	53.8
Distributions to partners	(35.7)	(35.8)	(71.5)
Deemed contributions from parent	0.6	0.5	1.1

Balance December 31, 2009	$352.4	$352.2	$704.6

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

Notes to Consolidated Financial Statements

1.    Summary of Operations and Significant Accounting Policies

Nature of Operations. Market Hub Partners Holding (collectively, “we”, “our”, and “us”), owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. Our facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. Our Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff is subject to oversight by the Texas Railroad Commission as an intrastate storage company. Moss Bluff, as a Hinshaw pipeline, must also comply with certain requirements under the FERC regulations.

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

Basis of Presentation. The Consolidated Financial Statements reflect the consolidated results of operations, financial position and cash flows of us and our subsidiaries. The Consolidated Financial Statements do not include any of the assets, liabilities, revenues or expenses of our partners.

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

Customers accounting for 10% or more of consolidated revenues during 2009, 2008 or 2007 are as follows:

	% of Consolidated Revenues
Customer	2009		2008	2007
Spectra Energy	(a	)	10%	11%

(a)	Percentage below 10%

Income Taxes. We are not subject to federal income tax, but rather our taxable income or loss is reported on the respective income tax returns of our partners. Accordingly, there is no income tax provision recorded for us except Texas margin tax.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Inventory. Inventory consists primarily of natural gas held in storage and is recorded at the lower of cost or market value, primarily determined using the average cost method.

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

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. Prior to 2009, we performed the annual impairment testing of goodwill using August 31 as the measurement date. Our financial and strategic planning process, including the preparation of long-term cash flow projections, commences in October and typically concludes in January of the following year. These long-term cash flow projections are a key component in performing our annual impairment test of goodwill. This planning cycle historically created significant constraints in the availability of both information and human resources needed to provide the appropriate projections to be used in the goodwill impairment test using the August 31 test date. Accordingly, effective with our 2009 annual impairment test, we changed our goodwill impairment test date from August 31 to April 1. We believe that using the April 1 date will alleviate the information and resource constraints that historically existed during the third quarter and will better coincide with the completion of our long-term financial projections. We believe that this accounting change is to an alternative accounting principle that is preferable under the circumstances and did not result in the delay, acceleration or avoidance of an impairment charge. We have determined that this change in accounting principle does not result in adjustments to our 2008 or 2007 financial statements when applied retrospectively as our base assumptions used in the August 31 measurement date would not have changed significantly had we used April 1 as the measurement date. We completed our goodwill impairment test as of April 1, 2009 and no impairments were identified. No triggering events or changes in circumstances occurred during the period April 1, 2009 (our testing date) through December 31, 2009 that would warrant re-testing for goodwill impairment.

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

We primarily use a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections. We did not record any impairment of goodwill in 2009, 2008 or 2007, and there have been no additions, amortization or other changes in the carrying amount of goodwill during those years.

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

New Accounting Pronouncements — 2009. The following new accounting pronouncements were adopted during 2009 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles” (previously Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162”). This accounting standard results in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission

(SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures” (previously SFAS No. 157, “Fair Value Measurements”). This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 for the measurement of our goodwill impairment test did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 805, “Business Combinations” (previously SFAS 141R, “Business Combinations”). This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of this standard on January 1, 2009 did not have an impact on our consolidated results of operations, financial position or cash flows.

ASC 275-10, “Risks and Uncertainties — Overall” and ASC 350-30, “Intangibles — Goodwill and Other — General Intangible Other than Goodwill” (previously FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”). These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 had no impact on our consolidated results of operations, financial position or cash flows.

ASC 855-10, “Subsequent Events — Overall” (previously SFAS No. 165, “Subsequent Events”). This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

2008 and 2007. There were no significant accounting pronouncements adopted during 2008 and 2007 that had a material impact on our consolidated results of operations, financial position or cash flows.

Pending. The following new accounting pronouncement was issued but not adopted as of December 31, 2009:

ASC 810-10, “Consolidations — Overall” (previously SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”). In June 2009, the FASB issued this accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. For us, this accounting standard must be applied as of January 1, 2010. The adoption of the provisions of this standard did not have any impact on our consolidated results of operations, financial position or cash flows.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2009	2008	2007
	(in millions)
Salt cavern storage	$3.6	$3.6	$3.6
Hub services and other	4.8	6.2	6.8
Operating, maintenance and other	10.8	10.4	2.5
Gains on Sales of Other Assets	—	—	7.0
Interest Income	0.3	2.9	2.3
Interest Expense	0.1	1.0	3.6

Consolidated Balance Sheets

	December 31,
	2009	2008
	(in millions)
Receivables	$1.4	$1.7
Natural gas imbalance receivables	9.6	10.3
Notes receivable	55.0	100.0
Current assets — other	0.4	0.8
Accounts payable	2.5	9.4
Interest accrued	—	7.0
Natural gas imbalance payables	2.3	1.3
Collateral liabilities	40.0	80.0
Advances payable	—	1.0

During 2007, we recorded $7.0 million of Gains on Sales of Other Assets within the Consolidated Statements of Operations, primarily reflecting property insurance proceeds received from affiliates associated with a 2004 cavern well-head fire at Moss Bluff.

In 2006, we received an $80.0 million security deposit from an affiliate for a gas loan contract with that affiliate. In 2009, we refunded $40.0 million of this security deposit to the affiliate based on a new gas loan contract. This contract will terminate in April 2010. We are required to pay a market rate of interest on the security deposit. Security deposits were $40.0 million and $80.0 million at December 31, 2009 and 2008, respectively, and are classified as Collateral Liabilities — Affiliates on the Consolidated Balance Sheets.

Effective as of August 15, 2007, we received payment of advances receivable of $80.0 million and entered into five-year promissory notes with Spectra Energy Partners and Spectra Energy Capital, LLC, (Spectra Capital), a wholly owned subsidiary of Spectra Energy, to loan them up to $50.0 million each. The notes mature on August 15, 2012, however, any borrowings under the agreement are payable on demand and therefore have been classified within Current Assets in the Consolidated Balance Sheet. The promissory notes bear interest based on a one month London InterBank Offering Rate (LIBOR), and the interest rate at December 31, 2009 was 0.23%. As of December 31, 2009 and 2008, Spectra Energy Partners and Spectra Capital each had $27.5 million and $50.0 million of borrowings outstanding under the notes, respectively.

We received capital contributions from our partners of $53.8 million in 2009, $89.3 million in 2008 and $19.3 million in 2007. We made distributions to our partners of $71.5 million in 2009, $86.3 million in 2008 and $11.7 million in 2007.

In accordance with our formation agreements, we transferred certain balances to Spectra Energy on July 2, 2007. These balances were primarily comprised of accounts receivable and advances from Spectra Energy totaling $19.6 million in 2007 and $1.1 million in 2009. These assets and liabilities are classified in the Consolidated Statements of Partners’ Capital as Transfers of Assets to Parent and Deemed Contributions from Parent. These transactions were classified as noncash for purposes of the Consolidated Statements of Cash Flows.

3.	Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2009	2008
	(years)	(in millions)
Salt cavern storage facilities	15-40	$510.0	$408.5
Land	—	12.4	12.4
Construction in process	—	28.0	80.3
Other	5-40	2.8	0.7

Total property, plant and equipment		553.2	501.9
Total accumulated depreciation		(90.2)	(78.9)

Total net property, plant and equipment		$463.0	$423.0

The composite weighted-average depreciation rates were 2.9% for 2009, 3.0% for 2008 and 2.9% for 2007.

4.	Credit Risk and Financial Instruments

Credit Risk. Our principal customers for high deliverability natural gas storage services and hub services are pipelines, local distribution companies, producers, end-users, power generators and energy marketers. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of a particular sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash, letters of credit or other acceptable forms of security from customers, where appropriate based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments. The fair value of cash and cash equivalents, accounts receivable, notes receivable — affiliates and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

5.	Commitments and Contingencies

General Insurance. We are insured through Spectra Energy’s master insurance program for insurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes (1) commercial general and excess liability insurance for liabilities to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Spectra Energy’s by-laws and (5) property insurance, including machinery breakdown, on an all risk replacement valued basis, onshore business interruption and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

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

A distribution to partners of $27.7 million was declared and paid on January 20, 2010.

We have evaluated significant events and transactions that occurred from January 1, 2010 through March 11, 2010 and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Consolidated Financial Statements for the year ended December 31, 2009.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).

2.2	Securities Purchase Agreement, dated as of April 7, 2009, among Spectra Energy Partners OLP, LP, Atlas Pipeline Mid-Continent LLC, Atlas Pipeline Partners, L.P, solely as guarantor of Atlas Pipeline Mid-Continent LLC, and Spectra Energy Partners, L.P., solely as guarantor of Spectra Energy Partners OLP, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated April 8, 2009).

3.1	First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008 (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 14, 2008).

3.3	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.5	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.6	First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.7	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

10.1	Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.2	Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.6	Credit Agreement, dated as of May 24, 2007 among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (filed as Exhibit 10.6 to Spectra Energy Partner, LP’s Form 10-K/A on May 14, 2009).

Exhibit No.	Exhibit Description
10.7	First Amendment to Credit Agreement, dated as of September 30, 2007, by and among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated October 11, 2007).

10.8	Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.8 to Spectra Energy Partners, LP’s 10-K/A on May 14, 2009).

10.9	Gulfstream Natural Gas System, L.L.C. Indenture dated October 26, 2005 relating to $500,000,000 of its 5.56% Senior Notes due 2015 and $350,000,000 of its 6.19% Senior Notes due 2025 (filed as Exhibit 10.4 to Spectra Energy Partner, LP’s Form S-1/A on June 13, 2007,
file no. 333-141687).

10.10	Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit 10.6 to Spectra Energy Partner, LP’s Form S-1/A on June 4, 2007, file no. 333-141687).

10.11	East Tennessee Natural Gas, LLC Note Purchase Agreement dated December 15, 2002 relating to $150,000,000 of its 5.71% Senior Notes due 2012 (filed as Exhibit 10.11 to Spectra Energy Partner, LP’s Form 10-K/A on May 14, 2009).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Deloitte & Touche LLP

*23.3	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.