Form 10-Q
period 2010-03-31
Spectra Energy Partners, LP
filed 2010-05-07
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

At April 30, 2010, there were 58,705,791 Common Units, 21,638,730 Subordinated Units and 1,639,117 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2010

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Transportation of natural gas	$42.1	$30.4
Storage of natural gas and other	8.4	5.2

Total operating revenues	50.5	35.6

Operating Expenses
Operating, maintenance and other	15.7	10.8
Depreciation and amortization	7.4	6.7
Property and other taxes	2.4	2.1

Total operating expenses	25.5	19.6

Operating Income	25.0	16.0

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	18.4	16.8
Other income and expenses, net	—	—

Total other income and expenses	18.4	16.8

Interest Income	—	0.1
Interest Expense	4.0	4.0

Earnings Before Income Taxes	39.4	28.9
Income Tax Expense	0.3	0.4

Net Income	$39.1	$28.5

Calculation of Limited Partners’ Interest in Net Income:
Net income	$39.1	$28.5
Less:
General partner’s interest in net income	2.3	0.8

Limited partners’ interest in net income	$36.8	$27.7

Weighted average limited partner units outstanding—basic and diluted	80.3	70.5
Net income per limited partner unit—basic and diluted	$0.46	$0.39
Distributions paid per limited partner unit during the periods presented	$0.41	$0.36

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$25.1	$12.2
Receivables, net	25.3	27.3
Other	7.0	8.0

Total current assets	57.4	47.5

Investments and Other Assets
Investments in unconsolidated affiliates	537.0	536.3
Goodwill	267.9	267.9

Total investments and other assets	804.9	804.2

Property, Plant and Equipment
Cost	1,130.1	1,124.3
Less accumulated depreciation and amortization	186.5	179.0

Net property, plant and equipment	943.6	945.3

Regulatory Assets and Deferred Debits	15.8	15.5

Total Assets	$1,821.7	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$16.3	$14.8
Taxes accrued	4.3	4.1
Interest accrued	2.6	0.5
Note payable—affiliates	27.5	27.5
Other	9.0	9.0

Total current liabilities	59.7	55.9

Long-term Debt	390.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	10.2	10.0
Other	8.1	8.1

Total deferred credits and other liabilities	18.3	18.1

Commitments and Contingencies

Partners’ Capital
Common units (58.7 million units outstanding)	1,018.1	1,015.0
Subordinated units (21.6 million units outstanding)	309.6	308.5
General partner units (1.6 million units outstanding)	28.1	27.2
Accumulated other comprehensive loss	(2.1)	(2.2)

Total partners’ capital	1,353.7	1,348.5

Total Liabilities and Partners’ Capital	$1,821.7	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39.1	$28.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	6.7
Deferred income tax expense	0.2	0.3
Equity in earnings of unconsolidated affiliates	(18.4)	(16.8)
Distributions received from unconsolidated affiliates	19.4	16.7
Other	4.1	(6.3)

Net cash provided by operating activities	51.8	29.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.2)	(1.8)
Investment expenditures	(6.5)	(14.6)
Distributions received from unconsolidated affiliates	4.7	—
Proceeds from sales and maturities of available-for-sale securities	—	31.6

Net cash provided by (used in) investing activities	(4.0)	15.2

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	720.0	693.0
Payments for the redemption of debt under credit facilities	(720.0)	(693.0)
Distributions to partners	(34.9)	(26.0)

Net cash used in financing activities	(34.9)	(26.0)

Net increase in cash and cash equivalents	12.9	18.3
Cash and cash equivalents at beginning of period	12.2	30.9

Cash and cash equivalents at end of period	$25.1	$49.2

Supplemental Disclosures
Property, plant and equipment noncash accruals	$4.1	$0.5
Deemed contributions from General Partner for services provided	0.5	—

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Loss	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	26.9	9.9	2.3	—	39.1
Unrealized mark-to-market net loss on hedges	—	—	—	(1.1)	(1.1)
Reclassification of cash flow hedges into earnings	—	—	—	1.2	1.2
Attributed deferred tax benefit	0.3	0.1	—	—	0.4
Distributions to partners	(24.1)	(8.9)	(1.9)	—	(34.9)
Contributions	—	—	0.5	—	0.5

March 31, 2010	$1,018.1	$309.6	$28.1	$(2.1)	$1,353.7

December 31, 2008	$794.5	$304.7	$21.4	$(2.2)	$1,118.4
Net income	19.3	8.6	0.6	—	28.5
Unrealized mark-to-market net loss on hedges	—	—	—	(3.2)	(3.2)
Reclassification of cash flow hedges into earnings	—	—	—	1.1	1.1
Attributed deferred tax benefit	0.2	0.1	—	—	0.3
Distributions to partners	(17.5)	(7.8)	(0.7)	—	(26.0)
Other, net	0.3	0.2	—	—	0.5

March 31, 2009	$796.8	$305.8	$21.3	$(4.3)	$1,119.6

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts, our majority-owned subsidiaries where we have control and those variable interest entities, if any, where we are the primary beneficiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

We account for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, our consolidated historical financial statements reflect the consolidation of East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”) and Saltville Gas Storage, L.L.C. (Saltville), of which we own 100% of each. Our 50% investment in Market Hub Partners Holding (Market Hub) and our 24.5% investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) are accounted for under the equity method. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisition

NOARK. On May 4, 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile Federal Energy Regulatory Commission (FERC) regulated interstate natural gas transmission system, and Ozark Gas Gathering, a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy Corp (Spectra Energy) and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in the second quarter of 2009. Spectra Energy’s ownership of our partnership decreased from 84% to 74% as a result of the issuance of 9.8 million common units to the public.

The assets and liabilities of NOARK were recorded at their respective fair values as of May 4, 2009 and the results of NOARK’s operations are included in the Condensed Consolidated Financial Statements beginning as of the effective date of the acquisition. The following unaudited pro forma information of Spectra Energy Partners has been prepared as if the acquisition had occurred on January 1, 2009.

Three Months Ended March 31, 2009
(in millions, except per-unit amount)
Operating revenues	$51.6
Net income	38.3
Basic and diluted net income per limited partner unit	0.48

3. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision maker’s view of the business. This business segment is considered to be our sole reportable segment.

Gas Transportation and Storage includes East Tennessee, Ozark and Saltville. This segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT) rules and regulations.

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other primarily includes our equity investments in Gulfstream and Market Hub and certain unallocated corporate costs.

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

Business Segment Data

	Three Months Ended March 31,
	2010	2009
	(in millions)
Operating revenues
Gas Transportation and Storage	$50.5	$35.6
Other	—	—

Total operating revenues	$50.5	$35.6

Segment EBIT
Gas Transportation and Storage	$27.5	$19.9
Other	15.9	12.9

Total EBIT	43.4	32.8
Interest income	—	0.1
Interest expense	4.0	4.0

Earnings before income taxes	$39.4	$28.9

4. Income Taxes

As a result of our MLP structure, we are no longer subject to federal income tax, but are still subject to Tennessee state income tax. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

5. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$39.1	$28.5
Unrealized mark-to-market net loss on hedges	(1.1)	(3.2)
Reclassification of cash flow hedges into earnings	1.2	1.1

Total comprehensive income	$39.2	$26.4

6. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$39.1	$28.5
Less:
General partner’s interest in net income—2%	0.8	0.5
General partner’s interest in net income attributable to incentive distribution rights	1.5	0.3

Limited partners’ interest in net income	$36.8	$27.7

Weighted average limited partner units outstanding—basic and diluted	80.3	70.5
Net income per limited partner unit—basic and diluted	$0.46	$0.39

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

7. Investments in Unconsolidated Affiliates

As of March 31, 2010, our investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub.

For the three months ended March 31, 2010, we received total distributions of $10.3 million from Gulfstream. Of these distributions, $5.6 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $4.7 million were included in Cash Flow From Investing Activities—Distributions Received From Unconsolidated Affiliates. For the three months ended March 31, 2009, we received distributions of $7.9 million, which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $13.8 million during the three months ended March 31, 2010 and $8.8 million during the same period in 2009, which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	March 31, 2010	December 31, 2009
	(in millions)
Gulfstream	$183.3	$184.2
Market Hub	353.7	352.1

Total	$537.0	$536.3

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gulfstream	$8.1	$6.9
Market Hub	10.3	9.9

Total	$18.4	$16.8

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gulfstream
Operating revenues	$67.3	$56.2
Operating expenses	17.1	16.1
Operating income	50.2	40.1
Net income	33.0	28.0

Market Hub
Operating revenues	$29.1	$27.9
Operating expenses	9.2	7.9
Operating income	19.9	20.0
Net income	20.5	19.9

8. Debt and Credit Facility

			Outstanding as of March 31, 2010
Credit Facility Summary	Expiration Date	Credit Facility Capacity	Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$240.0

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA to interest expense of 2.5 or greater. As of March 31, 2010, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

In addition to the credit facility, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both March 31, 2010 and December 31, 2009. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of March 31, 2010, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse clause.

9. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, our assets and liabilities that are measured at fair value on a recurring basis:

		March 31, 2010
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$0.2	$—	$0.2	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	5.1	—	5.1	—

Total Liabilities		$5.3	$—	$5.3	$—

		December 31, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$0.4	$—	$0.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	5.2	—	5.2	—

Total Liabilities		$5.6	$—	$5.6	$—

Level 2 Valuation Techniques. Fair values of our financial instruments, which include interest rate swaps, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

Financial Instruments. There was no material change in fair value from December 31, 2009 for financial instruments recorded and carried at book value. Judgment is required in interpreting market data to develop the estimates of fair value.

During the 2010 and 2009 periods, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

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

11. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure.

Other than interest rate hedges having a total notional amount of $180.0 million, we did not have any derivatives outstanding during the three months ended March 31, 2010.

12. New Accounting Pronouncement

The following new accounting pronouncement was adopted during the three months ended March 31, 2010:

In June 2009, the Financial Accounting Standards Board issued an accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of the provisions of this standard on January 1, 2010 did not have any impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended March 31, 2010, we reported net income of $39.1 million compared to $28.5 million for the comparable period in 2009. The increase was due primarily to the acquisition of the Ozark assets in May 2009 as well as increased equity earnings of affiliates largely due to increased revenues from their expansion projects.

During the first quarter of 2010, East Tennessee Natural Gas executed a precedent agreement with the Tennessee Valley Authority for the Northeastern Tennessee Project (NET), and filed the related certificate application with the FERC. This project will provide approximately 150,000 dekatherms per day (Dth/d) of gas service to a generation plant in Hawkins County, Tennessee. The initial in-service date is expected to be in late 2011. In addition, Gulfstream’s Phase V project was granted its FERC certificate and the capacity expansion projects at Market Hub continue to progress.

We continue to project capital expansion expenditures of $60 million in 2010 and $140 million in 2011.

A cash distribution of $0.42 per limited partner unit was declared in April 2010 and payable on May 14, 2010, representing a 2.4% increase over the previous distribution of $0.41 per limited partner unit paid in February 2010.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$50.5	$35.6	$14.9
Operating, maintenance and other expense	18.1	12.9	5.2
Depreciation and amortization	7.4	6.7	0.7

Operating income	25.0	16.0	9.0
Equity in earnings of unconsolidated affiliates	18.4	16.8	1.6
Other income and expenses, net	—	—	—
Interest income	—	0.1	(0.1)
Interest expense	4.0	4.0	—

Earnings before income taxes	39.4	28.9	10.5
Income tax expense	0.3	0.4	(0.1)

Net income	$39.1	$28.5	$10.6

Net cash provided by operating activities	$51.8	$29.1	$22.7
Adjusted EBITDA (a)	32.4	22.7	9.7
Cash Available for Distribution (a)	55.7	45.4	10.3

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Operating Revenues. The $14.9 million increase was driven primarily by the acquisition of the Ozark assets in May 2009.

Operating, Maintenance and Other Expense. The $5.2 million increase was driven primarily by:

•	a $6.1 million increase in operating costs associated with the Ozark assets acquired in May 2009, partially offset by

•	a $1.0 million decrease as a result of 2009 transaction costs associated with the Ozark acquisition.

Equity in Earnings of Unconsolidated Affiliates. The $1.6 million increase includes a $1.2 million increase in equity earnings from Gulfstream and a $0.4 million increase in equity earnings from Market Hub. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$67.3	$56.2	$11.1
Operating, maintenance and other expense	8.4	7.6	0.8
Depreciation and amortization	8.7	8.5	0.2
Other income and expenses, net	0.3	0.1	0.2
Interest expense	17.5	12.2	5.3

Net income	$33.0	$28.0	$5.0

Spectra Energy Partners’ share	$8.1	$6.9	$1.2

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $5.0 million to $33.0 million for the three-month period in 2010 compared to the same period in 2009. The increase was driven primarily by:

•

an $11.1 million increase in revenues primarily from the final phase-in of revenues from the Phase III expansion that began in the second quarter of 2009 and higher park and loan activity due to colder weather increasing the demand for natural gas in the current year quarter, partially offset by

•	a $0.8 million increase in operating, maintenance and other expense related primarily to higher ad valorem tax expense, and

•	a $5.3 million increase in interest expense attributable to the $300 million debt issued in May 2009 by Gulfstream.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$29.1	$27.9	$1.2
Operating, maintenance and other expense	5.7	5.1	0.6
Depreciation and amortization	3.5	2.8	0.7
Other income and expenses, net	0.6	—	0.6
Interest income	0.1	0.1	—
Interest expense	—	0.1	(0.1)
Income tax expense	0.1	0.1	—

Net income	$20.5	$19.9	$0.6

Spectra Energy Partners’ share	$10.3	$9.9	$0.4

Market Hub—Owned 50%

Market Hub’s net income increased $0.6 million to $20.5 million for the three-month period in 2010 compared to $19.9 million for the same period in 2009. The increase was driven primarily by:

•	a $1.2 million increase in revenues from the continued phased-in of the Egan Cavern III storage expansion partially offset by relatively higher demand for hub services in the prior year quarter, and

•	a $0.6 million increase in other income and expenses, net primarily due to a right-of-way granted to a third party at Moss Bluff, partially offset by

•	a $0.6 million increase in operating, maintenance and other expense due primarily to increased ad valorem taxes due to Egan expansion and a favorable adjustment in 2009, and

•	a $0.7 million increase in depreciation expense primarily due to the Egan expansion during the second half of 2009.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Our Adjusted EBITDA is not a presentation made in accordance with GAAP. Because Adjusted

EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

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

Cash Available for Distribution

We define Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less net cash paid for interest expense, cash paid for income tax expense, and maintenance capital expenditures, excluding the impact of reimbursable projects. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash we plan to distribute for a given period.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$39.1	$28.5
Add:
Interest expense	4.0	4.0
Income tax expense	0.3	0.4
Depreciation and amortization	7.4	6.7
Less:
Equity in earnings of Gulfstream	8.1	6.9
Equity in earnings of Market Hub	10.3	9.9
Interest income	—	0.1
Other income and expenses, net	—	—

Adjusted EBITDA	32.4	22.7
Add:
Cash Available for Distribution from Gulfstream	14.4	11.9
Cash Available for Distribution from Market Hub	11.6	10.9
Preliminary project costs, net	—	0.4
Less:
Cash paid for interest expense, net	1.7	0.8
Cash paid for income tax expense	—	0.4
Maintenance capital expenditures	1.0	(0.7)

Cash Available for Distribution	$55.7	$45.4

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net cash provided by operating activities	$51.8	$29.1
Interest income	—	(0.1)
Interest expense	4.0	4.0
Income tax expense—current	0.1	0.1
Distributions received from Gulfstream and Market Hub	(19.4)	(16.7)
Changes in operating working capital and other	(4.1)	6.3

Adjusted EBITDA	32.4	22.7
Add:
Cash Available for Distribution from Gulfstream	14.4	11.9
Cash Available for Distribution from Market Hub	11.6	10.9
Preliminary project costs, net	—	0.4
Less:
Cash paid for interest expense, net	1.7	0.8
Cash paid for income tax expense	—	0.4
Maintenance capital expenditures	1.0	(0.7)

Cash Available for Distribution	$55.7	$45.4

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$33.0	$28.0
Add:
Interest expense	17.5	12.2
Depreciation and amortization	8.7	8.5
Less:
Other income and expenses, net	0.3	0.1

Adjusted EBITDA—100%	58.9	48.6
Add:
Preliminary project costs, net	—	0.1
Less:
Cash paid for interest expense, net	—	—
Maintenance capital expenditures	0.1	0.2

Cash Available for Distribution—100%	$58.8	$48.5

Adjusted EBITDA—24.5%	$14.4	$11.9
Cash Available for Distribution—24.5%	14.4	11.9

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net income	$20.5	$19.9
Add:
Interest expense	—	0.1
Income tax expense	0.1	0.1
Depreciation and amortization	3.5	2.8
Less:
Interest income	0.1	0.1
Other income and expenses, net	0.6	—

Adjusted EBITDA—100%	23.4	22.8
Less:
Cash paid for interest expense, net	—	—
Cash paid for income tax expense	—	—
Maintenance capital expenditures	0.2	1.0

Cash Available for Distribution—100%	$23.2	$21.8

Adjusted EBITDA—50%	$11.7	$11.4
Cash Available for Distribution—50%	11.6	10.9

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, an available credit facility and potential additional financing transactions to fund our liquidity and capital requirements for the next 12 months. As of March 31, 2010, we had negative net working capital of $2.3 million compared to negative $8.4 million as of December 31, 2009, of which both balances included $27.5 million for the note payable on demand to Market Hub.

Operating Cash Flows

Net cash provided by operating activities totaled $51.8 million in the first three months of 2010 compared to $29.1 million during the same period in 2009. This increase was driven by earnings from the Ozark acquisition in May 2009, increased distributions received from Market Hub and collection of receivables primarily at Ozark.

Investing Cash Flows

Cash flows used in investing activities totaled $4.0 million in the first three months of 2010 compared to cash flows provided by investing activities of $15.2 million during the same period in 2009. The change was driven primarily by:

•	$31.6 million of proceeds in 2009 from the liquidation of the remaining available-for-sale securities, partially offset by

•	$4.7 million of distributions received from Gulfstream in 2010.

Capital and Investment Expenditures

	Three Months Ended March 31,
	2010	2009
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$2.2	$1.8
Investment Expenditures
Gulfstream	1.3	5.0
Market Hub	5.2	9.6

Total capital and investment expenditures	$8.7	$16.4

Capital and investment expenditures for the three months ended March 31, 2010 totaled $8.7 million and included $8.4 million for expansion projects and $0.3 million for maintenance and other projects. We estimate 2010 capital and investment expenditures of approximately $75 million, of which $60 million is expected to be used for expansion projects and $15 million for maintenance and other projects. For 2011, expansion projects are estimated at $140 million and primarily relate to the East Tennessee NET project. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Ozark, Gulfstream and Market Hub. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time.

Financing Cash Flows

Net cash used in financing activities totaled $34.9 million in the first three months of 2010 compared to $26.0 million cash used in the same prior-year period. This change was driven by $8.9 million of increased distributions to partners in 2010 compared to 2009.

Available Credit Facility and Restrictive Debt Covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution of $0.42 per limited partner unit was declared in April 2010, payable on May 14, 2010, representing a 2.4% increase over the previous distribution of $0.41 per limited partner unit and the tenth consecutive quarterly increase. This cash distribution represents a 13.5% increase over the distribution of $0.37 per limited partner unit declared in April 2009.

Other Financing Matters. As of the date of this filing, we have $1.3 billion available in the aggregate under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncement

See Note 12 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the exposure to market risk has not changed materially at March 31, 2010.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our financial condition or future results. There were no changes to those risk factors at March 31, 2010.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 7, 2010		/S/ GREGORY J. RIZZO

Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: May 7, 2010		/S/ LAURA BUSS SAYAVEDRA

Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC