Form 10-Q
period 2010-06-30
Spectra Energy Partners, LP
filed 2010-08-09
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

At July 30, 2010, there were 58,705,791 Common Units, 21,638,730 Subordinated Units and 1,639,117 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2010

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

•

general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for natural gas and related services;

•	potential effects arising from terrorist attacks and any consequential or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•

results and costs of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general market and economic conditions;

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Transportation of natural gas	$41.3	$35.3	$83.4	$65.7
Storage of natural gas and other	6.1	6.0	14.5	11.2

Total operating revenues	47.4	41.3	97.9	76.9

Operating Expenses
Operating, maintenance and other	17.3	11.7	33.0	22.5
Depreciation and amortization	7.4	7.1	14.8	13.8
Property and other taxes	2.8	1.8	5.2	3.9

Total operating expenses	27.5	20.6	53.0	40.2

Operating Income	19.9	20.7	44.9	36.7

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	17.2	17.6	35.6	34.4
Other income and expenses, net	0.2	0.1	0.2	0.1

Total other income and expenses	17.4	17.7	35.8	34.5

Interest Income	0.1	—	0.1	0.1
Interest Expense	3.9	4.6	7.9	8.6

Earnings Before Income Taxes	33.5	33.8	72.9	62.7
Income Tax Expense	0.3	0.2	0.6	0.6

Net Income	$33.2	$33.6	$72.3	$62.1

Calculation of Limited Partners’ Interest in Net Income:
Net income	$33.2	$33.6	$72.3	$62.1
Less:
General partner’s interest in net income	2.4	1.2	4.7	2.0

Limited partners’ interest in net income	$30.8	$32.4	$67.6	$60.1

Weighted average limited partner units outstanding—basic and diluted	80.3	74.1	80.3	72.3
Net income per limited partner unit—basic and diluted	$0.38	$0.44	$0.84	$0.83
Distributions paid per limited partner unit during the periods presented	$0.42	$0.37	$0.83	$0.73

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$14.5	$12.2
Receivables, net	22.3	27.3
Other	7.4	8.0

Total current assets	44.2	47.5

Investments and Other Assets
Investments in unconsolidated affiliates	534.6	536.3
Goodwill	267.9	267.9

Total investments and other assets	802.5	804.2

Property, Plant and Equipment
Cost	1,138.3	1,124.3
Less accumulated depreciation and amortization	193.5	179.0

Net property, plant and equipment	944.8	945.3

Regulatory Assets and Deferred Debits	15.9	15.5

Total Assets	$1,807.4	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$13.6	$14.8
Taxes accrued	4.4	4.1
Interest accrued	0.7	0.5
Note payable—affiliates	25.0	27.5
Other	8.5	9.0

Total current liabilities	52.2	55.9

Long-term Debt	390.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	10.3	10.0
Other	3.8	8.1

Total deferred credits and other liabilities	14.1	18.1

Commitments and Contingencies

Partners’ Capital
Common units (58.7 million units outstanding)	1,014.4	1,015.0
Subordinated units (21.6 million units outstanding)	308.8	308.5
General partner units (1.6 million units outstanding)	29.2	27.2
Accumulated other comprehensive loss	(1.3)	(2.2)

Total partners’ capital	1,351.1	1,348.5

Total Liabilities and Partners’ Capital	$1,807.4	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72.3	$62.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.8	13.8
Deferred income tax expense	0.3	0.5
Equity in earnings of unconsolidated affiliates	(35.6)	(34.4)
Distributions received from unconsolidated affiliates	41.7	36.9
Other	0.2	(13.6)

Net cash provided by operating activities	93.7	65.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11.9)	(8.8)
Investment expenditures	(10.7)	(21.9)
Acquisition of Ozark	—	(294.5)
Distributions received from unconsolidated affiliates	6.1	70.5
Proceeds from sales and maturities of available-for-sale securities	—	31.6

Net cash used in investing activities	(16.5)	(223.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	1,440.0	1,719.0
Payments for the redemption of debt under credit facilities	(1,440.0)	(1,719.0)
Proceeds from issuance of units	—	212.2
Proceeds from notes payable—affiliates	—	72.5
Payments on notes payable—affiliates	(2.5)	(94.0)
Purchases of Spectra Energy Partners, LP common units	(1.6)	—
Distributions to partners	(70.8)	(52.9)

Net cash provided by (used in) financing activities	(74.9)	137.8

Net increase (decrease) in cash and cash equivalents	2.3	(20.0)
Cash and cash equivalents at beginning of period	12.2	30.9

Cash and cash equivalents at end of period	$14.5	$10.9

Supplemental Disclosures
Property, plant and equipment noncash accruals	$1.8	$0.6
Deemed contributions from General Partner for services provided	1.4	—

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Loss	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	49.4	18.2	4.7	—	72.3
Unrealized mark-to-market net loss on hedges	—	—	—	(1.5)	(1.5)
Reclassification of cash flow hedges into earnings	—	—	—	2.4	2.4
Attributed deferred tax benefit	0.3	0.1	—	—	0.4
Distributions to partners	(48.7)	(18.0)	(4.1)	—	(70.8)
Contributions	—	—	1.4	—	1.4
Purchase of units for awards vesting	(1.6)	—	—	—	(1.6)

June 30, 2010	$1,014.4	$308.8	$29.2	$(1.3)	$1,351.1

December 31, 2008	$794.5	$304.7	$21.4	$(2.2)	$1,118.4
Net income	43.1	18.3	0.7	—	62.1
Unrealized mark-to-market net loss on hedges	—	—	—	(2.9)	(2.9)
Reclassification of cash flow hedges into earnings	—	—	—	2.3	2.3
Issuance of units	207.8	—	4.4	—	212.2
Attributed deferred tax benefit	0.1	0.1	—	—	0.2
Distributions to partners	(35.6)	(15.8)	(1.5)	—	(52.9)
Other, net	0.3	0.2	—	—	0.5

June 30, 2009	$1,010.2	$307.5	$25.0	$(2.8)	$1,339.9

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. In addition, we own a 50% interest in Market Hub Partners Holding (Market Hub) and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream).

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

2. Acquisition

On May 4, 2009, we acquired all the ownership interests of NOARK Pipeline System Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), a 565-mile Federal Energy Regulatory Commission (FERC) regulated interstate natural gas transmission system, and Ozark Gas Gathering L.L.C. (Ozark Gas Gathering), a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy Corp (Spectra Energy) and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in the second quarter of 2009. Spectra Energy’s ownership of our partnership decreased from 84% to 74% as a result of the issuance of 9.8 million common units to the public.

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

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Operating revenues	$45.9	$97.5
Net income	$38.1	$76.4
Basic and diluted net income per limited partner unit	$0.46	$0.94

3. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision maker’s view of the business. This business segment is considered to be our sole reportable segment.

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission and Ozark Gas Gathering (collectively, hereafter referred to as “Ozark”) and Saltville Gas Storage, L.L.C. (Saltville).

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

Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in southeast Texas and south central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of DOT. Moss Bluff is also subject to the rules and regulations of the Texas Railroad Commission, while Egan is also subject to the rules and regulations of the FERC.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues
Gas Transportation and Storage	$47.4	$41.3	$97.9	$76.9
Other	—	—	—	—

Total operating revenues	$47.4	$41.3	$97.9	$76.9

Segment EBIT
Gas Transportation and Storage	$22.7	$23.8	$50.2	$43.7
Other	14.6	14.6	30.5	27.5

Total EBIT	37.3	38.4	80.7	71.2
Interest income	0.1	—	0.1	0.1
Interest expense	3.9	4.6	7.9	8.6

Earnings before income taxes	$33.5	$33.8	$72.9	$62.7

4. Income Taxes

As a result of our master limited partnership (MLP) structure, we are not subject to federal income tax, but are still subject to Tennessee state income tax. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

5. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$33.2	$33.6	$72.3	$62.1
Unrealized mark-to-market net gain (loss) on hedges	(0.4)	0.3	(1.5)	(2.9)
Reclassification of cash flow hedges into earnings	1.2	1.2	2.4	2.3

Total comprehensive income	$34.0	$35.1	$73.2	$61.5

6. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$33.2	$33.6	$72.3	$62.1
Less:
General partner’s interest in net income—2%	0.7	0.7	1.5	1.2
General partner’s interest in net income attributable to incentive distribution rights	1.7	0.5	3.2	0.8

Limited partners’ interest in net income	$30.8	$32.4	$67.6	$60.1

Weighted average limited partner units outstanding—basic and diluted	80.3	74.1	80.3	72.3
Net income per limited partner unit—basic and diluted	$0.38	$0.44	$0.84	$0.83

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

On July 22, 2010, our general partner’s board of directors confirmed that, under the terms of our partnership agreement and upon the payment of our second quarter cash distribution to unitholders, our subordination period will end. As a result, our 21,638,730 subordinated units held by wholly owned subsidiaries of Spectra Energy will be converted into common units on a one-for-one basis effective as of August 13, 2010. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units. The conversion will have no impact on our calculation of net income per limited partner unit since the subordinated units were previously included in the net income per limited partner unit calculation. In addition, since there will be no subordinated units, future distributions will be shared equally among the limited partner units owned by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

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

7. Investments in Unconsolidated Affiliates

As of June 30, 2010, our investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the six months ended June 30, 2010, we received total distributions of $21.6 million from Gulfstream. Of these distributions, $15.5 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flow From Investing Activities—Distributions Received From Unconsolidated Affiliates on the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2009, we received total distributions of $89.8 million, of which $19.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flow From Investing Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $26.2 million during the six months ended June 30, 2010 and $17.6 million during the same period in 2009, which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	June 30, 2010	December 31, 2009
	(in millions)
Gulfstream	$179.1	$184.2
Market Hub	355.5	352.1

Total	$534.6	$536.3

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Gulfstream	$7.4	$6.8	$15.5	$13.7
Market Hub	9.8	10.8	20.1	20.7

Total	$17.2	$17.6	$35.6	$34.4

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Gulfstream
Operating revenues	$66.7	$60.9	$134.0	$117.1
Operating expenses	19.3	19.1	36.4	35.2
Operating income	47.4	41.8	97.6	81.9
Net income	30.1	27.9	63.1	55.9

Market Hub
Operating revenues	$29.8	$29.9	$58.9	$57.8
Operating expenses	9.9	8.4	19.1	16.3
Operating income	19.9	21.5	39.8	41.5
Net income	19.8	21.6	40.3	41.5

8. Goodwill

We completed our annual goodwill impairment test as of April 1, 2010 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment, and there have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2009.

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

9. Debt and Credit Facility

			Outstanding as of June 30, 2010
Credit Facility Summary	Expiration Date	Credit Facility Capacity	Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$240.0

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA to interest expense of 2.5 or greater. As of June 30, 2010, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

In addition to the credit facility, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both June 30, 2010 and December 31, 2009. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of June 30, 2010, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change.

10. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, our assets and liabilities that are measured at fair value on a recurring basis:

		June 30, 2010
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$3.4	$—	$3.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	0.7	—	0.7	—

Total Liabilities		$4.1	$—	$4.1	$—

		December 31, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$0.4	$—	$0.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	5.2	—	5.2	—

Total Liabilities		$5.6	$—	$5.6	$—

Level 2 Valuation Techniques. Fair values of our financial instruments, which include interest rate swaps, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency. For interest rate swaps, we utilize data obtained from multiple sources for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps are discounted to present value. In addition, credit default swap rates are used to develop the adjustments for credit risk embedded in our positions. We believe that since some of the inputs and assumptions for the calculations of fair value are derived from observable market data, a Level 2 classification is appropriate.

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

We use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility. In June 2010, we settled our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility, thereby reducing our total notional amount from $180.0 million to $155.0 million as of June 30, 2010. Other than these interest rate swaps, we did not have any derivatives outstanding during the three and six months ended June 30, 2010.

13. New Accounting Pronouncement

The following new accounting pronouncement was adopted during the six months ended June 30, 2010:

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

14. Subsequent Event

As previously discussed in Note 6, on July 22, 2010, our general partner’s board of directors confirmed that, under the terms of our partnership agreement and upon the payment of our second quarter cash distribution to unitholders, our subordination period will end. As a result, all subordinated units will be converted into common units on a one-for-one basis effective as of August 13, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended June 30, 2010, we reported net income of $33.2 million compared to $33.6 million for the comparable period in 2009. Increased revenues from the May 2009 Ozark acquisition and expansion projects were offset by higher operating expenses related to pipeline integrity work, labor and benefits costs and a full quarter of Ozark expenses. For the six months ended June 30, 2010 and 2009, we reported net income of $72.3 million and $62.1 million, respectively. The increase was due primarily to the acquisition of the Ozark assets in May 2009 and increased earnings from expansion at Gulfstream. For the six months ended June 30, 2010, cash available for distribution was $89.1 million.

During the first quarter of 2010, East Tennessee Natural Gas executed a precedent agreement with the Tennessee Valley Authority for the Northeastern Tennessee Project (NET), and filed the related certificate application with the FERC. In July 2010, the FERC issued the environmental assessment which positions the project to receive full FERC certification on schedule. This project will provide approximately 150,000 dekatherms per day (Dth/d) of gas service to a generation plant in Hawkins County, Tennessee. The initial in-service date is expected to be in late 2011. Gulfstream’s Phase V project was granted its FERC certificate, in the first quarter of 2010 and the capacity expansion projects at Market Hub continue to progress.

We continue to project capital expansion expenditures of $60 million in 2010 and $140 million in 2011.

A cash distribution of $0.43 per limited partner unit was declared in July 2010 and payable on August 13, 2010, representing a 2.4% increase over the previous distribution of $0.42 per limited partner unit paid in May 2010.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$47.4	$41.3	$6.1	$97.9	$76.9	$21.0
Operating, maintenance and other expense	20.1	13.5	6.6	38.2	26.4	11.8
Depreciation and amortization	7.4	7.1	0.3	14.8	13.8	1.0

Operating income	19.9	20.7	(0.8)	44.9	36.7	8.2
Equity in earnings of unconsolidated affiliates	17.2	17.6	(0.4)	35.6	34.4	1.2
Other income and expenses, net	0.2	0.1	0.1	0.2	0.1	0.1
Interest income	0.1	—	0.1	0.1	0.1	—
Interest expense	3.9	4.6	(0.7)	7.9	8.6	(0.7)

Earnings before income taxes	33.5	33.8	(0.3)	72.9	62.7	10.2
Income tax expense	0.3	0.2	0.1	0.6	0.6	—

Net income	$33.2	$33.6	$(0.4)	$72.3	$62.1	$10.2

Net cash provided by operating activities	$41.9	$36.2	$5.7	$93.7	$65.3	$28.4
Adjusted EBITDA (a)	27.3	27.8	(0.5)	59.7	50.5	9.2
Cash Available for Distribution (a)	33.4	33.5	(0.1)	89.1	78.9	10.2

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended June 30, 2010 compared to same period in 2009

Operating Revenues. The $6.1 million increase was driven primarily by an increase of $4.6 million related to the acquisition of the Ozark assets in May 2009 and higher revenues of $1.5 million at East Tennessee due to increased contracted volumes.

Operating, Maintenance and Other Expense. The $6.6 million increase was driven primarily by:

•	a $3.9 million increase in operating costs associated with the Ozark assets acquired in May 2009,

•	a $0.9 million increase due to timing of governance expenses in 2009,

•	a $0.8 million increase in benefit costs during 2010,

•	a $0.7 million increase in pipeline integrity costs as a result of scheduling delays in 2009 and,

•	a $0.7 million increase from lower pipeline fuel recoveries by East Tennessee, partially offset by

•	a $1.7 million decrease as a result of 2009 transaction costs associated with the Ozark acquisition.

Equity in Earnings of Unconsolidated Affiliates. The $0.4 million decrease includes a $1.0 million decrease in equity earnings from Market Hub and a $0.6 million increase in equity earnings from Gulfstream. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$66.7	$60.9	$5.8
Operating, maintenance and other expense	10.5	10.5	—
Depreciation and amortization	8.8	8.6	0.2
Other income and expenses, net	0.2	0.2	—
Interest expense	17.5	14.1	3.4

Net income	$30.1	$27.9	$2.2

Spectra Energy Partners’ share	$7.4	$6.8	$0.6

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $2.2 million to $30.1 million for the three-month period in 2010 compared to $27.9 million for the same period in 2009. The increase was driven primarily by:

•	a $5.8 million increase in revenues primarily from the Phase III expansion contracts that were fully ramped up by June 2009, partially offset by

•	a $3.4 million increase in interest expense attributable to the $300 million debt issued in May 2009 by Gulfstream.

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$29.8	$29.9	$(0.1)
Operating, maintenance and other expense	6.3	5.6	0.7
Depreciation and amortization	3.6	2.8	0.8
Other income and expenses, net	—	—	—
Interest income	—	0.1	(0.1)
Interest expense	—	—	—
Income tax expense	0.1	—	0.1

Net income	$19.8	$21.6	$(1.8)

Spectra Energy Partners’ share	$9.8	$10.8	$(1.0)

Market Hub—Owned 50%

Market Hub’s net income decreased $1.8 million to $19.8 million for the three-month period ended June 30, 2010 compared to $21.6 million for the same period in 2009. The decrease was driven primarily by:

•

a $0.1 million decrease in revenues resulting from $1.8 million lower demand for hub services compared to the prior year quarter, mostly offset by $1.7 million of additional revenue from the continued phase-in of the Egan Cavern 3 storage expansion,

•

a $0.7 million increase in operating, maintenance and other expense due primarily to increased ad valorem taxes resulting from the Egan expansion and a decrease in capitalized overhead costs in 2010, and

•	a $0.8 million increase in depreciation expense primarily due to the Egan expansion placed in service during the second half of 2009.

Six Months Ended June 30, 2010 compared to same period in 2009

Operating Revenues. The $21.0 million increase was driven primarily by the acquisition of the Ozark assets in May 2009.

Operating, Maintenance and Other Expense. The $11.8 million increase was driven primarily by:

•	a $10.0 million increase in operating costs associated with the Ozark assets acquired in May 2009,

•	a $1.1 million increase from lower pipeline fuel recoveries by East Tennessee,

•	a $0.7 million increase due to timing of governance expenses in 2009,

•	a $0.3 million increase in benefit costs during 2010, and

•	a $0.7 million increase in pipeline integrity costs as a result of scheduling delays in 2009, partially offset by

•	a $2.7 million decrease as a result of 2009 transaction costs associated with the Ozark acquisition.

Equity in Earnings of Unconsolidated Affiliates. The $1.2 million increase includes a $1.8 million increase in equity earnings from Gulfstream and a $0.6 million decrease in equity earnings from Market Hub. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$134.0	$117.1	$16.9
Operating, maintenance and other expense	18.9	18.1	0.8
Depreciation and amortization	17.5	17.1	0.4
Other income and expenses, net	0.5	0.3	0.2
Interest expense	35.0	26.3	8.7

Net income	$63.1	$55.9	$7.2

Spectra Energy Partners’ share	$15.5	$13.7	$1.8

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $7.2 million to $63.1 million for the six-month period ended June 30, 2010 compared to $55.9 million for the same period in 2009. The increase was driven primarily by:

•

a $16.9 million increase in revenues primarily from the Phase III expansion contracts that were fully ramped up by June 2009 and higher park and loan activity due to colder weather increasing the demand for natural gas in the first quarter of the current year, partially offset by

•	a $0.8 million increase in operating, maintenance and other expense related primarily to higher ad valorem tax expense, and

•	an $8.7 million increase in interest expense attributable to the $300 million debt issued in May 2009 by Gulfstream.

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$58.9	$57.8	$1.1
Operating, maintenance and other expense	12.0	10.7	1.3
Depreciation and amortization	7.1	5.6	1.5
Other income and expenses, net	0.6	—	0.6
Interest income	0.1	0.2	(0.1)
Interest expense	—	0.1	(0.1)
Income tax expense	0.2	0.1	0.1

Net income	$40.3	$41.5	$(1.2)

Spectra Energy Partners’ share	$20.1	$20.7	$(0.6)

Market Hub—Owned 50%

Market Hub’s net income decreased $1.2 million to $40.3 million for the six-month period in 2010 compared to $41.5 million for the same period in 2009. The decrease was driven primarily by:

•	a $1.3 million increase in operating, maintenance and other expense due primarily to increased ad valorem taxes resulting from the Egan expansion and a favorable tax adjustment in 2009, and

•	a $1.5 million increase in depreciation expense primarily due to the Egan expansion placed in service during the second half of 2009, partially offset by

•

a $1.1 million increase in revenues resulting from the continued phased-in of the Egan Cavern 3 storage expansion of $4.6 million, partially offset by lower demand for hub services compared to the prior year of $3.5 million, and

•	a $0.6 million increase in other income and expenses, net primarily due to a right-of-way granted to a third party at Moss Bluff.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$33.2	$33.6	$72.3	$62.1
Add:
Interest expense	3.9	4.6	7.9	8.6
Income tax expense	0.3	0.2	0.6	0.6
Depreciation and amortization	7.4	7.1	14.8	13.8
Less:
Equity in earnings of Gulfstream	7.4	6.8	15.5	13.7
Equity in earnings of Market Hub	9.8	10.8	20.1	20.7
Interest income	0.1	—	0.1	0.1
Other income and expenses, net	0.2	0.1	0.2	0.1

Adjusted EBITDA	27.3	27.8	59.7	50.5
Add:
Cash Available for Distribution from Gulfstream	5.2	6.3	19.6	18.2
Cash Available for Distribution from Market Hub	11.7	10.4	23.3	21.3
Preliminary project costs, net	—	—	—	0.4
Less:
Cash paid for interest expense, net	6.0	5.5	7.7	6.3
Cash paid (received) for income tax expense	0.5	(0.3)	0.5	0.1
Maintenance capital expenditures	4.3	5.8	5.3	5.1

Cash Available for Distribution	$33.4	$33.5	$89.1	$78.9

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net cash provided by operating activities	$41.9	$36.2	$93.7	$65.3
Interest income	(0.1)	—	(0.1)	(0.1)
Interest expense	3.9	4.6	7.9	8.6
Income tax expense—current	0.2	—	0.3	0.1
Distributions received from Gulfstream and Market Hub	(22.3)	(20.2)	(41.7)	(36.9)
Changes in operating working capital and other	3.7	7.2	(0.4)	13.5

Adjusted EBITDA	27.3	27.8	59.7	50.5
Add:
Cash Available for Distribution from Gulfstream	5.2	6.3	19.6	18.2
Cash Available for Distribution from Market Hub	11.7	10.4	23.3	21.3
Preliminary project costs, net	—	—	—	0.4
Less:
Cash paid for interest expense, net	6.0	5.5	7.7	6.3
Cash paid (received) for income tax expense	0.5	(0.3)	0.5	0.1
Maintenance capital expenditures	4.3	5.8	5.3	5.1

Cash Available for Distribution	$33.4	$33.5	$89.1	$78.9

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$30.1	$27.9	$63.1	$55.9
Add:
Interest expense	17.5	14.1	35.0	26.3
Depreciation and amortization	8.8	8.6	17.5	17.1
Less:
Other income and expenses, net	0.2	0.2	0.5	0.3

Adjusted EBITDA—100%	56.2	50.4	115.1	99.0
Add:
Preliminary project costs, net	0.2	0.2	0.2	0.3
Less:
Cash paid for interest expense, net	35.1	24.7	35.1	24.7
Maintenance capital expenditures	0.1	0.3	0.2	0.5

Cash Available for Distribution—100%	$21.2	$25.6	$80.0	$74.1

Adjusted EBITDA—24.5%	$13.8	$12.4	$28.2	$24.3
Cash Available for Distribution—24.5%	5.2	6.3	19.6	18.2

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$19.8	$21.6	$40.3	$41.5
Add:
Interest expense	—	—	—	0.1
Income tax expense	0.1	—	0.2	0.1
Depreciation and amortization	3.6	2.8	7.1	5.6
Less:
Interest income	—	0.1	0.1	0.2
Other income and expenses, net	—	—	0.6	—

Adjusted EBITDA—100%	23.5	24.3	46.9	47.1
Less:
Cash paid for interest expense, net	(0.1)	3.5	(0.1)	3.5
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	0.3	0.1	0.5	1.1

Cash Available for Distribution—100%	$23.3	$20.7	$46.5	$42.5

Adjusted EBITDA—50%	$11.8	$12.2	$23.5	$23.6
Cash Available for Distribution—50%	11.7	10.4	23.3	21.3

Goodwill Impairment Test

We completed our annual goodwill impairment test as of April 1, 2010 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment, and there have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2009.

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

The long-term growth rates used for our reporting unit reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas and increasing demand for natural gas transportation capacity on our pipeline systems. We assumed a weighted-average long-term growth rate of 3% for our 2010 goodwill impairment analysis. Had we assumed a 1% lower growth rate for our reporting unit, there would have been no impairment of goodwill.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair value. We assumed a weighted-average cost of capital that market participants would use in evaluating our business of 9.4% for our 2010 goodwill impairment analysis. Had we assumed a 100 basis point increase in the weighted-average cost of capital for our reporting unit, there would have been no impairment of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, an available credit facility and potential additional financing transactions to fund our liquidity and capital requirements for the next 12 months. As of June 30, 2010, we had negative net working capital of $8.0 million compared to negative $8.4 million as of December 31, 2009, of which the June 30, 2010 balance included $25.0 million and the December 31, 2009 balance included $27.5 million for the note payable on demand to Market Hub.

Operating Cash Flows

Net cash provided by operating activities totaled $93.7 million in the six months of 2010 compared to $65.3 million during the same period in 2009. This increase was driven primarily by earnings from the Ozark acquisition in May 2009, as well as increased distributions received from Market Hub and 2010 collection of receivables primarily at Ozark.

Investing Cash Flows

Cash flows used in investing activities totaled $16.5 million in the six months of 2010 compared to $223.1 million during the same period in 2009. The change was driven primarily by:

•	the $294.5 million acquisition of Ozark in 2009, partially offset by

•	the $70.5 million distribution received from Gulfstream resulting from their $300.0 million debt issuance in 2009, and

•	$31.6 million of proceeds in 2009 from the liquidation of the remaining available-for-sale securities.

Capital and Investment Expenditures

	Six Months Ended June 30,
	2010	2009
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$11.9	$8.8
Investment Expenditures
Gulfstream	1.3	7.1
Market Hub	9.4	14.8

Total capital and investment expenditures	$22.6	$30.7

Capital and investment expenditures for the six months ended June 30, 2010 totaled $22.6 million and included $17.5 million for expansion projects and $5.1 million for maintenance and other projects. We estimate 2010 capital and investment expenditures of approximately $75 million, of which $60 million is expected to be used for expansion projects and $15 million for maintenance and other projects. For 2011, expansion projects are estimated at $140 million and primarily relate to the East Tennessee NET project. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Ozark, Gulfstream and Market Hub. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time.

Financing Cash Flows

Net cash used in financing activities totaled $74.9 million in the six months of 2010 compared to $137.8 million cash provided by in the same prior-year period. This change was driven primarily by:

•	$212.2 million of net proceeds received from the issuance of units associated with the Ozark acquisition in 2009,

•

$17.9 million increase in distributions to partners in 2010 compared to the same period in 2009, as a result of increased distribution rates and an increase in the number of units outstanding due to the issuance in the second quarter of 2009, and

•	a $2.5 million payment on note payable to affiliates in 2010, partially offset by $21.5 million of net payments in the same period in 2009.

Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution of $0.43 per limited partner unit was declared in July 2010, payable on August 13, 2010, representing a 2.4% increase over the previous distribution of $0.42 per limited partner unit and the eleventh consecutive quarterly increase. This cash distribution represents a 13.2% increase over the distribution of $0.38 per limited partner unit declared in July 2009.

Other Financing Matters. As previously discussed in Note 6, on July 22, 2010, our general partner’s board of directors confirmed that, under the terms of our partnership agreement and upon payment of our second quarter cash distribution to unitholders, our subordination period will end. As a result, all subordinated units will be converted into common units on a one-for-one basis on August 13, 2010. In addition, since there will be no subordinated units, future distributions will be shared equally among the limited partner units owned by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

As of the date of this filing, we have $1.3 billion available in the aggregate under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncement

See Note 13 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the exposure to market risk has not changed materially at June 30, 2010.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our financial condition or future results. There were no material changes to those risk factors at June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased (a)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Units that may yet be Purchased under the Plans or Programs
April 1 – April 30, 2010	—	—	—	—
May 1 – May 31, 2010	—	—	—	—
June 1 – June 30, 2010	48,000	$33.15	—	—

Total April 1 – June 30, 2010	48,000	$33.15	—	—

(a)	These units were purchased to satisfy awards vesting in July 2010 under the Long-Term Incentive Plan.

Item 6.	Exhibits.

Any agreements included as exhibits to this Form 10-Q may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

(a)    Exhibits

Exhibit Number
10.1	Amendment No. 1, dated as of June 1, 2010, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit No. 10.1 to Form 8-K on June 4, 2010).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 9, 2010		/S/ GREGORY J. RIZZO

Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: August 9, 2010		/S/ LAURA BUSS SAYAVEDRA

Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC