Form 10-Q
period 2010-09-30
Spectra Energy Partners, LP
filed 2010-11-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

At October 29, 2010, there were 80,353,212 Common Units and 1,639,117 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2010

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Transportation of natural gas	$42.1	$42.3	$125.5	$108.0
Storage of natural gas and other	6.9	7.5	21.4	18.7

Total operating revenues	49.0	49.8	146.9	126.7

Operating Expenses
Operating, maintenance and other	16.5	14.5	49.5	37.0
Depreciation and amortization	7.4	7.4	22.2	21.2
Property and other taxes	0.8	1.8	6.0	5.7

Total operating expenses	24.7	23.7	77.7	63.9

Operating Income	24.3	26.1	69.2	62.8

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	18.4	18.6	54.0	53.0
Other income and expenses, net	0.2	—	0.4	0.1

Total other income and expenses	18.6	18.6	54.4	53.1

Interest Income	—	0.1	0.1	0.2
Interest Expense	4.3	4.0	12.2	12.6

Earnings Before Income Taxes	38.6	40.8	111.5	103.5
Income Tax Expense	0.2	0.4	0.8	1.0

Net Income	$38.4	$40.4	$110.7	$102.5

Calculation of Limited Partners’ Interest in Net Income:
Net income	$38.4	$40.4	$110.7	$102.5
Less:
General partner’s interest in net income	2.7	1.8	7.4	3.8

Limited partners’ interest in net income	$35.7	$38.6	$103.3	$98.7

Weighted-average limited partner units outstanding—basic and diluted	80.3	80.3	80.3	75.0
Net income per limited partner unit—basic and diluted	$0.44	$0.48	$1.29	$1.32
Distributions paid per limited partner unit during the periods presented	$0.43	$0.38	$1.26	$1.11

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$10.4	$12.2
Receivables, net	22.6	27.3
Other	6.8	8.0

Total current assets	39.8	47.5

Investments and Other Assets
Investments in unconsolidated affiliates	542.9	536.3
Goodwill	267.9	267.9

Total investments and other assets	810.8	804.2

Property, Plant and Equipment
Cost	1,144.3	1,124.3
Less accumulated depreciation and amortization	200.8	179.0

Net property, plant and equipment	943.5	945.3

Regulatory Assets and Deferred Debits	16.1	15.5

Total Assets	$1,810.2	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$12.5	$14.8
Taxes accrued	4.7	4.1
Interest accrued	2.9	0.5
Note payable—affiliates	33.0	27.5
Other	7.9	9.0

Total current liabilities	61.0	55.9

Long-term Debt	380.0	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	10.4	10.0
Other	3.8	8.1

Total deferred credits and other liabilities	14.2	18.1

Commitments and Contingencies

Partners’ Capital
Common units (80.4 million and 58.7 million units outstanding at September 30, 2010 and December 31, 2009, respectively)	1,326.3	1,015.0
Subordinated units (21.6 million units outstanding at December 31, 2009)	—	308.5
General partner units (1.6 million units outstanding)	29.4	27.2
Accumulated other comprehensive loss	(0.7)	(2.2)

Total partners’ capital	1,355.0	1,348.5

Total Liabilities and Partners’ Capital	$1,810.2	$1,812.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110.7	$102.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.2	21.2
Deferred income tax expense	0.4	0.8
Equity in earnings of unconsolidated affiliates	(54.0)	(53.0)
Distributions received from unconsolidated affiliates	59.8	52.4
Other	5.4	(13.0)

Net cash provided by operating activities	144.5	110.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19.7)	(12.3)
Investment expenditures	(18.8)	(30.3)
Acquisition of Ozark	—	(294.5)
Distributions received from unconsolidated affiliates	6.1	70.5
Proceeds from sales and maturities of available-for-sale securities	—	31.6

Net cash used in investing activities	(32.4)	(235.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	2,146.0	2,439.0
Payments for the redemption of debt under credit facilities	(2,156.0)	(2,439.0)
Proceeds from issuance of units	—	212.2
Proceeds from notes payable—affiliates	16.0	77.0
Payments on notes payable—affiliates	(10.5)	(97.0)
Distributions to partners	(107.8)	(84.6)
Other	(1.6)	(0.3)

Net cash provided by (used in) financing activities	(113.9)	107.3

Net decrease in cash and cash equivalents	(1.8)	(16.8)
Cash and cash equivalents at beginning of period	12.2	30.9

Cash and cash equivalents at end of period	$10.4	$14.1

Supplemental Disclosures
Property, plant and equipment noncash accruals	$0.7	$1.3
Deemed contributions from General Partner for services provided	1.4	—

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Loss	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	85.0	18.3	7.4	—	110.7
Unrealized mark-to-market net loss on hedges	—	—	—	(2.0)	(2.0)
Reclassification of cash flow hedges into earnings	—	—	—	3.5	3.5
Attributed deferred tax benefit	0.4	0.1	—	—	0.5
Distributions to partners	(74.0)	(27.2)	(6.6)	—	(107.8)
Contributions	—	—	1.4	—	1.4
Conversion of subordinated units to common units	299.7	(299.7)	—	—	—
Other	0.2	—	—	—	0.2

September 30, 2010	$1,326.3	$—	$29.4	$(0.7)	$1,355.0

December 31, 2008	$794.5	$304.7	$21.4	$(2.2)	$1,118.4
Net income	72.0	28.9	1.6	—	102.5
Unrealized mark-to-market net loss on hedges	—	—	—	(4.4)	(4.4)
Reclassification of cash flow hedges into earnings	—	—	—	3.6	3.6
Issuance of units	207.8	—	4.4	—	212.2
Attributed deferred tax benefit	0.1	—	—	—	0.1
Distributions to partners	(58.0)	(24.0)	(2.6)	—	(84.6)
Other, net	0.1	0.2	—	—	0.3

September 30, 2009	$1,016.5	$309.8	$24.8	$(3.0)	$1,348.1

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

2. Acquisition

On May 4, 2009, we acquired all the ownership interests of NOARK Pipeline System Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), a 565-mile Federal Energy Regulatory Commission (FERC) regulated interstate natural gas transmission system, and Ozark Gas Gathering L.L.C. (Ozark Gas Gathering), a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy Corp (Spectra Energy) and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in the second quarter of 2009. Spectra Energy’s ownership in us decreased from 84% to 74% as a result of the issuance of 9.8 million common units to the public.

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

Nine Months Ended September 30, 2009
(in millions, except per-unit amounts)
Operating revenues	$147.3
Net income	116.8
Net income per limited partner unit—basic and diluted	1.42

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

Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues
Gas Transportation and Storage	$49.0	$49.8	$146.9	$126.7
Other	—	—	—	—

Total operating revenues	$49.0	$49.8	$146.9	$126.7

Segment EBIT
Gas Transportation and Storage	$26.0	$28.1	$76.2	$71.8
Other	16.9	16.6	47.4	44.1

Total EBIT	42.9	44.7	123.6	115.9
Interest income	—	0.1	0.1	0.2
Interest expense	4.3	4.0	12.2	12.6

Earnings before income taxes	$38.6	$40.8	$111.5	$103.5

4. Income Taxes

As a result of our master limited partnership structure, we are not subject to federal income tax, but certain portions of our operations are subject to Tennessee state income tax. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

5. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$38.4	$40.4	$110.7	$102.5
Unrealized mark-to-market net loss on hedges	(0.5)	(1.5)	(2.0)	(4.4)
Reclassification of cash flow hedges into earnings	1.1	1.3	3.5	3.6

Total comprehensive income	$39.0	$40.2	$112.2	$101.7

6. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$38.4	$40.4	$110.7	$102.5
Less:
General partner’s interest in net income—2%	0.7	0.8	2.2	2.0
General partner’s interest in net income attributable to incentive distribution rights	2.0	1.0	5.2	1.8

Limited partners’ interest in net income	$35.7	$38.6	$103.3	$98.7

Weighted average limited partner units outstanding—basic and diluted	80.3	80.3	80.3	75.0
Net income per limited partner unit—basic and diluted	$0.44	$0.48	$1.29	$1.32

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

Subordinated Units. Our subordinated units, which were all held by wholly owned subsidiaries of Spectra Energy, were converted into common units on a one-for-one basis effective as of August 13, 2010. The conversion of the subordinated units did not impact the amount of cash distributions paid or the total number of outstanding units. The conversion had no impact on our calculation of net income per limited partner unit since the subordinated units were previously included in the net income per limited partner unit calculation. In addition, since there are no further subordinated units, future distributions are shared equally among the limited partner units owned by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

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

7. Investments in Unconsolidated Affiliates

As of September 30, 2010, our investments in unconsolidated affiliates consist of a 24.5% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the nine months ended September 30, 2010, we received total distributions of $29.4 million from Gulfstream. Of these distributions, $23.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates on the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2009, we received total distributions of $97.2 million, of which $26.7 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates as a result of proceeds received from Gulfstream’s $300.0 million debt issuance in the second quarter of 2009.

We received distributions from Market Hub of $36.5 million during the nine months ended September 30, 2010 and $25.7 million during the same period in 2009, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	September 30, 2010	December 31, 2009
	(in millions)
Gulfstream	$180.9	$184.2
Market Hub	362.0	352.1

Total	$542.9	$536.3

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Gulfstream	$8.2	$8.3	$23.7	$22.0
Market Hub	10.2	10.3	30.3	31.0

Total	$18.4	$18.6	$54.0	$53.0

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Gulfstream
Operating revenues	$69.5	$67.9	$203.5	$185.0
Operating expenses	18.4	17.6	54.8	52.8
Operating income	51.1	50.3	148.7	132.2
Net income	33.8	33.9	96.9	89.8

Market Hub
Operating revenues	$29.2	$28.6	$88.1	$86.4
Operating expenses	9.0	7.9	28.1	24.2
Operating income	20.2	20.7	60.0	62.2
Net income	20.3	20.7	60.6	62.2

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

9. Debt and Credit Facility

			Outstanding as of September 30, 2010
Credit Facility Summary	Expiration Date	Credit Facility Capacity	Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$230.0

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA to interest expense of 2.5 or greater. As of September 30, 2010, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

In addition to the credit facility, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both September 30, 2010 and December 31, 2009. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of September 30, 2010, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change.

10. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, our assets and liabilities that are measured at fair value on a recurring basis:

		September 30, 2010
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$2.9	$—	$2.9	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	0.9	—	0.9	—

Total Liabilities		$3.8	$—	$3.8	$—

		December 31, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities—other	$0.4	$—	$0.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	5.2	—	5.2	—

Total Liabilities		$5.6	$—	$5.6	$—

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

We use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility. During the second quarter of 2010, we settled our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility, thereby reducing our total notional amount from $180.0 million as of December 31, 2009 to $155.0 million as of September 30, 2010. Other than these interest rate swaps, we did not have any derivatives outstanding during the three and nine months ended September 30, 2010.

13. New Accounting Pronouncement

The following new accounting pronouncement was adopted during the nine months ended September 30, 2010:

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

Executive Overview

For the three months ended September 30, 2010, we reported net income of $38.4 million compared to $40.4 million for the comparable period in 2009. The decrease resulted from a third quarter 2009 revenue benefit at the Ozark gas transmission system due to an opportunity to transport additional gas related to another company’s pipeline outage. For the nine months ended September 30, 2010 and 2009, we reported net income of $110.7 million and $102.5 million, respectively. The increase was due primarily to the acquisition of the Ozark assets in May 2009 and increased earnings from expansion at Gulfstream. For the nine months ended September 30, 2010, cash available for distribution was $139.5 million.

During the first quarter of 2010, East Tennessee Natural Gas executed a precedent agreement with the Tennessee Valley Authority for the Northeastern Tennessee Project (NET), and filed the related certificate application with the FERC. In July 2010, the FERC issued the environmental assessment and in October 2010, the project received full FERC certification. This project will provide 150,000 dekatherms per day (Dth/d) of gas service to a generation plant in Hawkins County, Tennessee. The initial in-service date is expected to be in the third quarter of 2011.

Gulfstream’s Phase V project was granted its FERC certificate in the first quarter of 2010 and is under construction. The capacity expansion projects at Market Hub continue to progress. On Ozark, there has been a combination of contract renewals, extensions and new customers, along with notices of termination on certain contracts that expire at the end of the first quarter of 2011. We currently estimate that 2011 operating revenues and cash flows from operations could be reduced by approximately $10 million as a result of this net Ozark customer activity.

We estimate total capital expansion expenditures of $40 million in 2010 and $140 million in 2011. These projections reflect a decrease of $20 million in 2010 from previous estimates, primarily related to cost savings for the multi-year Market Hub expansion projects and moving certain costs for the NET project into 2011.

A cash distribution of $0.44 per limited partner unit was declared in October 2010 and is payable on November 12, 2010, representing a 2.3% increase over the previous distribution of $0.43 per limited partner unit paid in August 2010. The Spectra Energy Partners board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available for distribution. Growth in our cash available for distribution over time is dependent on identification of incremental opportunities for organic expansion, third party acquisitions or acquisitions from Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$49.0	$49.8	$(0.8)	$146.9	$126.7	$20.2
Operating, maintenance and other expense	17.3	16.3	1.0	55.5	42.7	12.8
Depreciation and amortization	7.4	7.4	—	22.2	21.2	1.0

Operating income	24.3	26.1	(1.8)	69.2	62.8	6.4
Equity in earnings of unconsolidated affiliates	18.4	18.6	(0.2)	54.0	53.0	1.0
Other income and expenses, net	0.2	—	0.2	0.4	0.1	0.3
Interest income	—	0.1	(0.1)	0.1	0.2	(0.1)
Interest expense	4.3	4.0	0.3	12.2	12.6	(0.4)

Earnings before income taxes	38.6	40.8	(2.2)	111.5	103.5	8.0
Income tax expense	0.2	0.4	(0.2)	0.8	1.0	(0.2)

Net income	$38.4	$40.4	$(2.0)	$110.7	$102.5	$8.2

Net cash provided by operating activities	$50.8	$45.6	$5.2	$144.5	$110.9	$33.6
Adjusted EBITDA (a)	31.7	33.5	(1.8)	91.4	84.0	7.4
Cash Available for Distribution (a)	50.4	55.2	(4.8)	139.5	134.1	5.4

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended September 30, 2010 compared to same period in 2009

Operating Revenues. The $0.8 million decrease was driven primarily by $1.7 million of a third quarter 2009 revenue benefit at the Ozark gas transmission system due to an opportunity to transport additional gas related to another company’s pipeline outage, partially offset by higher 2010 revenues of $0.8 million at East Tennessee due to increased contracted volumes.

Operating, Maintenance and Other Expense. The $1.0 million increase was driven primarily by:

•	a $1.0 million increase due to timing of benefit costs within the year,

•	a $0.7 million increase from lower pipeline fuel recoveries by East Tennessee, and

•	a $0.4 million increase in pipeline integrity costs due to timing, partially offset by

•	a $1.0 million decrease in ad valorem taxes due to a favorable 2010 valuation true-up in the third quarter of 2010.

Equity in Earnings of Unconsolidated Affiliates. The $0.2 million decrease includes a $0.1 million decrease in equity earnings each from Gulfstream and from Market Hub. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$69.5	$67.9	$1.6
Operating, maintenance and other expense	9.6	8.9	0.7
Depreciation and amortization	8.8	8.7	0.1
Other income and expenses, net	0.1	1.0	(0.9)
Interest expense	17.4	17.4	—

Net income	$33.8	$33.9	$(0.1)

Spectra Energy Partners’ share	$8.2	$8.3	$(0.1)

Gulfstream—Owned 24.5%

Gulfstream’s net income was relatively flat at $33.8 million for the three-month period ended September 30, 2010 compared to $33.9 million for the same period in 2009. The slight decrease was driven primarily by:

•	a $0.7 million increase in operating, maintenance and other expense due primarily to higher labor, overhead and insurance costs, and

•

a $0.9 million decrease in other income and expense primarily driven by a decrease in the equity portion of allowance for funds used during construction (AFUDC) due to higher capital expenditures in 2009 for Phase III expansion projects and a decrease resulting from a receipt in 2009 for capital work performed on behalf of a customer, offset by

•	a $1.6 million increase in revenues primarily from short-term firm contracts and higher interruptible service revenues resulting from favorable market conditions.

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$29.2	$28.6	$0.6
Operating, maintenance and other expense	5.4	4.8	0.6
Depreciation and amortization	3.6	3.1	0.5
Other income and expenses, net	—	—	—
Interest income	0.1	0.1	—
Interest expense	—	—	—
Income tax expense	—	0.1	(0.1)

Net income	$20.3	$20.7	$(0.4)

Spectra Energy Partners’ share	$10.2	$10.3	$(0.1)

Market Hub—Owned 50%

Market Hub’s net income decreased $0.4 million to $20.3 million for the three-month period ended September 30, 2010 compared to $20.7 million for the same period in 2009. The decrease was driven primarily by:

•	a $1.2 million increase in operating and maintenance expense due primarily to lower net fuel recovery and higher benefits costs, partially offset by

•	a $0.6 million increase in revenues resulting from the continued phase-in of the Egan Cavern 3 storage expansion, partially offset by lower demand for hub services compared to prior year, and

•	a $0.6 million decrease in ad valorem taxes primarily due to a higher favorable ad valorem valuation true-up in 2010.

Nine Months Ended September 30, 2010 compared to same period in 2009

Operating Revenues. The $20.2 million increase was driven primarily by $16.4 million from the acquisition of the Ozark assets in May 2009 and higher revenues of $3.6 million at East Tennessee due to increased contracted volumes in 2010.

Operating, Maintenance and Other Expense. The $12.8 million increase was driven primarily by:

•	an $8.7 million increase in operating costs associated with the Ozark assets acquired in May 2009,

•	a $2.1 million increase in benefit costs, including costs related to Ozark,

•	a $1.8 million increase from lower pipeline fuel recoveries by East Tennessee,

•	a $1.4 million increase due to the timing of pipeline integrity and other maintenance costs, and

•	a $0.7 million increase in bad debt expenses primarily due to a reversal of a bad debt provision in 2009, partially offset by

•	a $2.9 million decrease as a result of 2009 transaction costs associated with the Ozark acquisition.

Equity in Earnings of Unconsolidated Affiliates. The $1.0 million increase includes a $1.7 million increase in equity earnings from Gulfstream, partially offset by a $0.7 million decrease in equity earnings from Market Hub. The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$203.5	$185.0	$18.5
Operating, maintenance and other expense	28.5	27.0	1.5
Depreciation and amortization	26.3	25.8	0.5
Other income and expenses, net	0.6	1.3	(0.7)
Interest expense	52.4	43.7	8.7

Net income	$96.9	$89.8	$7.1

Spectra Energy Partners’ share	$23.7	$22.0	$1.7

Gulfstream—Owned 24.5%

Gulfstream’s net income increased $7.1 million to $96.9 million for the nine-month period ended September 30, 2010 compared to $89.8 million for the same period in 2009. The increase was driven primarily by:

•

a $18.5 million increase in revenues primarily from the Phase III expansion contracts that were fully ramped up by June 2009, short-term firm contracts and higher park and loan activity due to colder weather increasing the demand for natural gas in the first quarter of 2010, partially offset by

•	a $1.5 million increase in operating, maintenance and other expense related primarily to higher 2009 ad valorem tax valuation adjustment,

•	an $8.7 million increase in interest expense attributable to the $300.0 million debt issued in May 2009 by Gulfstream, and

•

a $0.7 million decrease in other income and expenses, net driven primarily by a decrease in the equity portion of AFUDC due to higher capital expenditures in 2009 for Phase III expansion projects and a decrease resulting from receipt in 2009 for capital work performed on behalf of a customer.

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$88.1	$86.4	$1.7
Operating, maintenance and other expense	17.4	15.5	1.9
Depreciation and amortization	10.7	8.7	2.0
Other income and expenses, net	0.6	—	0.6
Interest income	0.2	0.3	(0.1)
Interest expense	—	0.1	(0.1)
Income tax expense	0.2	0.2	—

Net income	$60.6	$62.2	$(1.6)

Spectra Energy Partners’ share	$30.3	$31.0	$(0.7)

Market Hub—Owned 50%

Market Hub’s net income decreased $1.6 million to $60.6 million for the nine-month period ended September 30, 2010 compared to $62.2 million for the same period in 2009. The decrease was driven primarily by:

•	a $4.4 million decrease in hub services revenues due to lower demand compared to the prior year quarter, and

•

a $1.4 million increase in operating and maintenance expense due primarily to lower capitalized overhead costs resulting from lower capital expenditures in 2010 and lower net fuel recovery, partially offset by

•

a $2.5 million increase in net earnings related to the continued phased-in of the Egan Cavern 3 storage expansion (comprised of $6.1 million revenues, $1.3 million operating, maintenance and other expenses and $2.3 million depreciation expense),

•	a $0.8 million decrease in ad valorem taxes primarily due to a higher favorable ad valorem valuation true-up in 2010, and

•	a $0.6 million increase in other income and expenses, net primarily due to a 2010 right-of-way granted to a third party at Moss Bluff.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$38.4	$40.4	$110.7	$102.5
Add:
Interest expense	4.3	4.0	12.2	12.6
Income tax expense	0.2	0.4	0.8	1.0
Depreciation and amortization	7.4	7.4	22.2	21.2
Less:
Equity in earnings of Gulfstream	8.2	8.3	23.7	22.0
Equity in earnings of Market Hub	10.2	10.3	30.3	31.0
Interest income	—	0.1	0.1	0.2
Other income and expenses, net	0.2	—	0.4	0.1

Adjusted EBITDA	31.7	33.5	91.4	84.0
Add:
Cash Available for Distribution from Gulfstream	14.7	14.4	34.3	32.6
Cash Available for Distribution from Market Hub	11.4	11.3	34.7	32.6
Preliminary project costs, net	—	—	—	0.4
Less:
Cash paid for interest expense, net	2.0	0.5	9.7	6.8
Cash paid for income tax expense	0.2	—	0.7	0.1
Maintenance capital expenditures	5.2	3.5	10.5	8.6

Cash Available for Distribution	$50.4	$55.2	$139.5	$134.1

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net cash provided by operating activities	$50.8	$45.6	$144.5	$110.9
Interest income	—	(0.1)	(0.1)	(0.2)
Interest expense	4.3	4.0	12.2	12.6
Income tax expense—current	0.1	0.1	0.4	0.2
Distributions received from Gulfstream and Market Hub	(18.1)	(15.5)	(59.8)	(52.4)
Changes in operating working capital and other	(5.4)	(0.6)	(5.8)	12.9

Adjusted EBITDA	31.7	33.5	91.4	84.0
Add:
Cash Available for Distribution from Gulfstream	14.7	14.4	34.3	32.6
Cash Available for Distribution from Market Hub	11.4	11.3	34.7	32.6
Preliminary project costs, net	—	—	—	0.4
Less:
Cash paid for interest expense, net	2.0	0.5	9.7	6.8
Cash paid for income tax expense	0.2	—	0.7	0.1
Maintenance capital expenditures	5.2	3.5	10.5	8.6

Cash Available for Distribution	$50.4	$55.2	$139.5	$134.1

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$33.8	$33.9	$96.9	$89.8
Add:
Interest expense	17.4	17.4	52.4	43.7
Depreciation and amortization	8.8	8.7	26.3	25.8
Less:
Other income and expenses, net	0.1	1.0	0.6	1.3

Adjusted EBITDA—100%	59.9	59.0	175.0	158.0
Add:
Preliminary project costs, net	0.2	0.1	0.4	0.4
Less:
Cash paid for interest expense, net	—	—	35.1	24.7
Maintenance capital expenditures	0.3	0.1	0.5	0.6

Cash Available for Distribution—100%	$59.8	$59.0	$139.8	$133.1

Adjusted EBITDA—24.5%	$14.7	$14.4	$42.9	$38.7
Cash Available for Distribution—24.5%	14.7	14.4	34.3	32.6

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Net income	$20.3	$20.7	$60.6	$62.2
Add:
Interest expense	—	—	—	0.1
Income tax expense	—	0.1	0.2	0.2
Depreciation and amortization	3.6	3.1	10.7	8.7
Less:
Interest income	0.1	0.1	0.2	0.3
Other income and expenses, net	—	—	0.6	—

Adjusted EBITDA—100%	23.8	23.8	70.7	70.9
Less:
Cash paid for interest expense, net	—	—	(0.1)	3.5
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	0.9	1.2	1.4	2.3

Cash Available for Distribution—100%	$22.9	$22.6	$69.4	$65.1

Adjusted EBITDA—50%	$11.9	$11.9	$35.4	$35.5
Cash Available for Distribution—50%	11.4	11.3	34.7	32.6

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

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, an available credit facility and potential additional financing transactions to fund our liquidity and capital requirements for the next 12 months. Future financing could include long-term debt and equity issuances as needed to fund growth opportunities. As of September 30, 2010, we had negative net working capital of $21.2 million compared to negative $8.4 million as of December 31, 2009, of which the September 30, 2010 balance included $33.0 million and the December 31, 2009 balance included $27.5 million for the note payable on demand to Market Hub.

Operating Cash Flows

Net cash provided by operating activities totaled $144.5 million in the first nine months of 2010 compared to $110.9 million during the same period in 2009. This increase was driven primarily by earnings from the Ozark acquisition in May 2009, as well as increased distributions received from Market Hub and 2010 collection of receivables primarily at Ozark.

Investing Cash Flows

Cash flows used in investing activities totaled $32.4 million in the first nine months of 2010 compared to $235.0 million during the same period in 2009. The change was driven primarily by:

•	the $294.5 million acquisition of Ozark in 2009, partially offset by

•	the $70.5 million distribution received from Gulfstream resulting from their $300.0 million debt issuance in 2009, and

•

$31.6 million of proceeds in 2009 from the liquidation of the remaining available-for-sale securities previously held as collateral for our term loan. The term loan was repaid and that feature of the credit facility is no longer available.

Capital and Investment Expenditures

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$19.7	$12.3
Investment Expenditures
Gulfstream	2.7	8.1
Market Hub	16.1	22.2

Total capital and investment expenditures	$38.5	$42.6

Capital and investment expenditures for the nine months ended September 30, 2010 totaled $38.5 million and included $27.4 million for expansion projects and $11.1 million for maintenance and other projects. We estimate 2010 capital and investment expenditures of approximately $55 million, of which $40 million is expected to be used for expansion projects and $15 million for maintenance and other projects. These projections reflect a decrease of $20 million in 2010 from previous estimates, primarily related to cost savings for the multi-year Market Hub expansion projects and moving certain costs for the NET project into 2011. For 2011, expansion expenditures remain projected at $140 million and primarily relate to the NET project. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Ozark, Gulfstream and Market Hub. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time.

Financing Cash Flows

Net cash used in financing activities totaled $113.9 million in the first nine months of 2010 compared to $107.3 million cash provided by in the same prior-year period. This change was driven primarily by:

•	$212.2 million of net proceeds received from the issuance of units associated with the Ozark acquisition in 2009,

•	$10.0 million of net payments on long-term debt in 2010, and

•

$23.2 million increase in distributions to partners in 2010 compared to the same period in 2009, as a result of increased distribution rates and an increase in the number of units outstanding due to the issuance in the second quarter of 2009, partially offset by

•	$5.5 million of net proceeds on note payable to affiliates in 2010 versus $20.0 million of net payments in the same period in 2009.

Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution of $0.44 per limited partner unit was declared in October 2010, payable on November 12, 2010, representing a 2.3% increase over the previous distribution of $0.43 per limited partner unit and the twelfth consecutive quarterly increase. This cash distribution represents a 10.0% increase over the distribution of $0.40 per limited partner unit declared in October 2009.

Other Financing Matters. On August 13, 2010, all subordinated units were converted into common units on a one-for-one basis. Since there are no subordinated units, distributions are shared equally among the limited partner units owned by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

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

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the exposure to market risk has not changed materially.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 8, 2010		/S/ GREGORY J. RIZZO

Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: November 8, 2010		/S/ LAURA BUSS SAYAVEDRA

Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC