Form 10-K
period 2010-12-31
Spectra Energy Partners, LP
filed 2011-02-28
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2010: $720,000,000.

At January 31, 2011, there were 89,150,429 Common Units and 1,819,396 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2010

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

•	potential effects arising from terrorist attacks and any consequential or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•	the development of alternative energy resources;

•

results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general market and economic conditions;

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, gathering and other infrastructure projects and the effects of competition;

•	the performance of natural gas transmission, storage and gathering facilities;

•	the extent of success in connecting natural gas supplies to transmission and gathering systems and in connecting to expanding gas markets;

•	the effects of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by these forward-looking statements; and

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

General

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems with over 3,100 miles of pipelines that serve the southeastern quadrant of the United States and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 49 billion cubic feet (Bcf) that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “SEP.” Our internet website is http://www.spectraenergypartners.com.

We transport, gather and store natural gas for a broad mix of customers, including local gas distribution companies (LDCs, companies that obtain a major portion of their revenues from retail distribution systems for the delivery of natural gas for ultimate consumption), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, and exploration and production companies. In addition to serving the directly connected southeastern quadrant of the United States, our pipeline, storage and gathering systems have access to customers in the mid-Atlantic, northeastern and midwestern regions of the United States through numerous interconnections with major pipelines. Our rates are regulated under the Federal Energy Regulatory Commission’s (FERC’s) rate-making policies with the exception of Market Hub Partners Holding’s (Market Hub’s) intrastate storage operations and our gathering facilities. The FERC is the U.S. agency that regulates the transportation of natural gas in interstate commerce.

Our operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the NYSE under the symbol “SE.” As of December 31, 2010, Spectra Energy and its subsidiaries collectively owned 69% of us and the remaining 31% was publicly owned.

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

In 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million in cash. NOARK’s assets consist of 100% ownership interests of Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively referred to as “Ozark”). This transaction was partially refinanced in 2009 through a sale of 9.8 million common units.

In the fourth quarter of 2010, we acquired an additional 24.5% interest in Gulfstream from a wholly owned subsidiary of Spectra Energy for the aggregate consideration of $330.0 million, consisting of $66.0 million of newly issued units, the assumption of approximately $7.4 million in debt owed to a subsidiary of Spectra Energy and a cash payment of $256.6 million to Spectra Energy. Following the acquisition, we own a 49% interest in Gulfstream.

For financial information on our acquisitions, see Item  8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements.

Gas Transportation and Storage

Our sole segment, Gas Transportation and Storage, includes East Tennessee, Saltville and Ozark. Gas Transportation and Storage provides interstate transportation, storage, fee-based gathering of natural gas, and storage and redelivery of liquefied natural gas (LNG, natural gas that has been converted to liquid form) for customers in the southeastern quadrant of the United States. These operations are mainly subject to the FERC’s and the Department of Transportation’s (DOT’s) rules and regulations.

General

East Tennessee

We own and operate 100% of the 1,510-mile East Tennessee interstate natural gas transportation system, which extends from central Tennessee eastward into southwest Virginia and northern North Carolina, and southward into northern Georgia. East Tennessee supports the energy demands of the southeast and mid-Atlantic regions of the United States through connections to 31 receipt points and 179 delivery points and has market delivery capability of approximately 1.5 billion cubic feet per day (Bcf/d) of natural gas. East Tennessee also owns and operates a LNG storage facility in Kingsport, Tennessee with a working gas storage capacity of 1.1 Bcf and regasification capability of 150 million cubic feet per day (MMcf/d).

During the first quarter of 2010, East Tennessee executed a precedent agreement with the Tennessee Valley Authority for the Northeastern Tennessee Project (NET), and received full FERC certification in October 2010. This project will provide 150,000 dekatherms per day (Dth/d) of gas service to a generation plant in Hawkins County, Tennessee. The $135 million project is expected to be in service in the third quarter of 2011.

Saltville

We own and operate 100% of the Saltville natural gas storage facilities which consist of 5.5 Bcf of total storage capacity. The storage facilities interconnect with the East Tennessee system in southwest Virginia and offer high deliverability salt cavern and reservoir storage capabilities that are strategically located near markets in Tennessee, Virginia and North Carolina.

Ozark

We own and operate 100% of the 565-mile Ozark Gas Transmission interstate natural gas transportation system, which extends from southeastern Oklahoma through Arkansas to southeastern Missouri. This system has connections to 53 receipt points and 28 delivery points and market delivery capability of approximately 0.5 Bcf/d of natural gas. We also own and operate 100% of the 365-mile Ozark Gas Gathering system that accesses the Fayetteville Shale and Arkoma natural gas production that feeds into Ozark Gas Transmission.

Customers and Contracts

Gas Transportation and Storage’s customers include LDCs, utilities, interstate and intrastate pipelines, industrial companies, natural gas marketers and producers, electric power generators, and exploration and production companies. Gas Transportation and Storage’s largest customer in 2010 was Atmos Energy Corporation, which accounted for 9% of its revenues.

Gas Transportation and Storage has contracts with its customers to provide firm transportation and storage services as well as fee-based gathering services. Payments under firm transportation and storage services are mainly based on the volume of capacity reserved on the system regardless of the capacity actually used, and also include a variable charge based on the volume of natural gas actually transported. As a result, firm transportation revenues typically remain relatively constant over the term of the contracts. Gathering service contracts, which represent less than 5% of Gas Transportation and Storage 2010 operating revenues, include variable charges based on volume of natural gas actually gathered and the number of compression stages needed to deliver the gathered gas. Maximum and minimum rates for transportation and storage services are governed by the applicable FERC-approved natural gas tariff while fee-based gathering services are governed by the applicable state oil and gas commissions.

There has been a combination of contract renewals, extensions and new customers, along with notices of termination on certain contracts that expire at the end of the first quarter of 2011 on Ozark. We currently estimate that 2011 operating revenues and cash flow from operations could be reduced by approximately $10 million as compared to 2010 as a result of this net Ozark customer activity.

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

As of December 31, 2010, East Tennessee and Saltville firm transportation and storage contracts had a weighted average remaining life of approximately eight years and Ozark, excluding gathering contracts, had a weighted average remaining life of approximately two years. In 2010, 96% of East Tennessee and Saltville and 76% of Ozark Gas Transmission’s revenues were derived from capacity reservation charges under firm contracts (including LNG storage services), with the remainder representing variable usage fees under firm and interruptible transportation contracts.

In 2005, East Tennessee entered into a five year rate settlement which expired on October 31, 2010. Following the expiration of the settlement agreement, the November 2005 approved tariff rates for East Tennessee remain in effect.

In 2008, Saltville placed into effect new rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement includes a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates will remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

On November 18, 2010, the FERC announced that it is commencing an investigation (Ozark Rate Proceeding), pursuant to Section 5 of the Natural Gas Act (NGA), into the rates charged by Ozark Gas Transmission to determine whether it is over-recovering its costs. A Cost and Revenue Study was filed on February 1, 2011 by Ozark Gas Transmission as a result of the rate proceeding. Any resulting rate changes, if necessary, would be prospective and are not expected to be material.

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

Natural gas is in direct competition with electricity for residential and commercial heating demand in East Tennessee’s and Saltville’s market areas. While this competition does not directly affect firm sales, LDC customers’ growth is partially dependent upon the installation of natural gas furnaces in new home construction. Although substitution of electric heat for natural gas heat could have a long-term negative effect on certain electric plant customers’ demand requirements, East Tennessee and Saltville are benefiting from the addition of natural gas fired electric generation that is also supplied by our pipeline.

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

The Ozark assets compete with CenterPoint Energy Gas Transmission Company, Texas Gas Transmission, LLC’s Fayetteville Lateral, which went into service in 2009, and the Fayetteville Express Pipeline LLC, which went into service in the latter half of 2010.

Gulfstream

General

Following the acquisition of an additional 24.5% interest from a subsidiary of Spectra Energy in the fourth quarter 2010, we own a 49% interest in the 745-mile Gulfstream interstate natural gas transportation system which extends from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico and into Florida. The Gulfstream pipeline currently includes approximately 295 miles of onshore pipeline in Florida, 15 miles of onshore pipeline in Alabama and Mississippi, and 435 miles of offshore pipeline in the Gulf of Mexico. Facilities also include gas treatment facilities and a compressor station in Coden, Alabama. Gulfstream supports the south and central Florida markets through its connection to eight receipt points and 23 delivery points and has market delivery capability of 1.29 Bcf/d of natural gas. Spectra Energy and affiliates of The Williams Companies, Inc. (Williams) own the remaining 1.0% and 50% interests in Gulfstream, respectively, and jointly operate the system.

Customers, Contracts and Supply

In 2010, Florida Power & Light Company and Florida Power Corporation d/b/a Progress Energy Florida, Inc. accounted for approximately 53% and 26%, respectively, of Gulfstream’s revenues.

Gulfstream provides firm and interruptible transportation services, interruptible park and loan services, and operational balancing agreements to resolve any differences between scheduled and actual receipts and deliveries. All of Gulfstream’s firm transportation contracts include negotiated rates through the life of the contract.

As of December 31, 2010, Gulfstream’s firm transportation and storage contracts had a weighted average remaining life of 18 years. In 2010, 95% of Gulfstream’s revenues were derived from capacity reservation charges under firm contracts, with the remainder derived from variable usage fees under firm and interruptible transportation contracts.

Gulfstream is connected to processing plants and supply pipelines in the Mobile Bay area. Gulfstream shippers have the ability to source supply through eight receipt points. The abundant supplies interconnected directly or indirectly to Gulfstream provide supply diversity to Gulfstream’s customers, potentially offsetting some of the risks associated with offshore Gulf of Mexico natural gas production.

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

Market Hub

General

We own a 50% interest in Market Hub, which owns and operates two high-deliverability salt cavern natural gas storage facilities — the Egan facility and the Moss Bluff facility. These storage facilities are capable of being fully or partially filled and depleted, or “cycled,” multiple times per year. Market Hub’s storage facilities offer access to traditional Gulf of Mexico natural gas supplies, onshore Texas and Louisiana supplies, mid-continent production, non-conventional (shale and tight-sands) onshore production, and imports of LNG to the Gulf Coast. Spectra Energy owns the remaining 50% interest in Market Hub and operates the system.

The Egan storage facility, located in Acadia Parish, Louisiana, has four storage caverns with a working gas capacity of approximately 30 Bcf, and includes a 55-mile pipeline system that interconnects with eight interstate pipeline systems, including Texas Eastern. Egan offers access to Gulf Coast, midwest, southeast and northeast markets. Egan is undergoing a multi-year expansion program to add approximately 8 Bcf of storage capacity and 16 miles of pipeline extensions. The initial phase-in of storage expansion of 6 Bcf occurred in mid-2009, and the remaining portion of the project is scheduled to be completed in the second half of 2011.

The Moss Bluff storage facility, located in Liberty County, Texas, has three storage caverns with a working gas capacity of approximately 15 Bcf, and includes a 22-mile pipeline system that interconnects with two interstate pipeline systems, including Texas Eastern, and three intrastate pipeline systems. Moss Bluff offers access to Texas, northeast and midwest markets. The Cavern 4 multi-year project is expected to increase working capacity by 6.5 Bcf as well as upgrade top-side facilities and expand pipeline interconnects. The cavern is expected to be placed in service in 2011.

Customer, Contracts and Supply

Market Hub provides storage services to a broad mix of customers including marketers, electric power generators, gas producers, pipelines and LDCs. In 2010, there were no customers that accounted for more than 10% of Market Hub’s revenues.

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

As of December 31, 2010, Market Hub’s firm storage contracts had a weighted average remaining life of approximately three years, which is typical of the shorter contract life of market-based storage facilities as compared to transportation systems. Approximately 91% of Market Hub’s revenues in 2010 were derived from capacity reservation fees under firm storage contracts and 9% from interruptible storage contracts including park and loan services.

Egan has aggregate receipt capacity from major interconnecting pipelines of approximately 4.3 Bcf/d and an injection capability of 1.3 Bcf/d. Moss Bluff has aggregate receipt capacity from major interconnecting pipelines of approximately 2.3 Bcf/d and an injection capability of 0.6 Bcf/d. Egan has access to major interstate pipelines, while Moss Bluff has access to major interstate and intrastate pipelines. This level of supply connectivity gives customers access to a broad range of natural gas supply sources from existing onshore and offshore Gulf Coast and mid-Continent production areas as well as LNG supplies.

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

Revenue Contract Summary

As noted previously, we provide a significant portion of our transportation and storage services through firm contracts and derive a smaller portion of our revenue through interruptible contracts, seeking to maximize the portion of physical capacity sold under firm contracts. To the extent physical capacity that is contracted for firm service is not being fully utilized, we can contract such capacity for interruptible service. Our gathering services, representing less than 5% of Gas Transportation and Storage operating revenues, are fee-based and dependent upon the volume of natural gas gathered. The table below summarizes certain information regarding our contracts and revenues as of and for the year ended December 31, 2010:

	Revenue Composition %				% of Physical Capacity Subscribed Under Firm Contracts	Weighted Average Remaining Firm Contract Life (in years)(a)
	Firm Contracts		Interruptible Contracts	Volume- based Fees
Asset	Capacity Reservation Fees	Variable Fees
East Tennessee	98%	1%	1%	—%	94%	8
Ozark
Transmission	76	22	2	—	95	2
Gathering	—	—	—	100	n/a	n/a
Saltville	85	8	7	—	99	7
Gulfstream	95	2	3	—	100	18
Market Hub	91	—	9	—	100	3

(a)	The average life of each contract is calculated based on contract revenues.
n/a	Indicates not applicable.

Supplies and Raw Materials

We purchase a variety of manufactured equipment and materials for use in operations and expansion projects. The primary equipment and materials utilized in operations and project execution processes are steel pipe, compression engines, valves, fittings, polyethylene plastic pipe, gas meters and other consumables.

We utilize Spectra Energy’s supply chain management function which operates a North American supply chain management network. The supply chain management group uses the economies-of-scale of Spectra Energy to maximize the efficiency of supply networks where applicable.

There can be no assurance that the ability to obtain sufficient equipment and materials will not be adversely affected by unforeseen developments. In addition, the price of equipment and materials may vary, perhaps substantially, from year to year.

Regulations

Our interstate gas transmission pipeline and storage operations are regulated by the FERC with the exception of Moss Bluff intrastate storage operations and the Ozark gathering facilities. The FERC regulates natural gas transportation in U.S. interstate commerce including the establishment of recourse rates for services. The FERC also regulates the construction of U.S. interstate pipelines and storage facilities, including the extension, enlargement and abandonment of facilities. Our Ozark gathering operations are subject to oversight by the Arkansas Public Service Commission and Oklahoma Corporation Commission. The Moss Bluff intrastate storage operations are subject to oversight by the Texas Railroad Commission (TRC).

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

Environmental Matters

We are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. These regulations often impose substantial testing and certification requirements.

Environmental laws and regulations affecting us include, but are not limited to:

•

The Clean Air Act (CAA) and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Our natural gas transmission, storage and gathering assets are considered sources of air emissions and are thereby subject to the CAA. Owners and/or operators of air emission sources, like ourselves, are responsible for obtaining permits for existing and new sources of air emissions and for annual compliance and reporting.

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

•

The National Environmental Policy Act, which requires federal agencies to consider potential environmental effects in their decisions, including site approvals. Many of our capital projects require federal agency review, and therefore the environmental effects of proposed projects are a factor in determining whether we will be permitted to complete proposed projects.

For more information on environmental matters, including possible liability and capital costs, see Part II. Item 8. Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements.

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

Employees

We do not have any employees. We are managed by the directors and officers of our general partner. Our general partner or its affiliates currently employ 110 people who spend a majority of their time operating the East Tennessee, Ozark and Saltville facilities, and 5 people who are primarily dedicated to us. Market Hub is operated by Spectra Energy pursuant to an operating and maintenance agreement and the employees who operate the Market Hub assets are therefore not included in the above numbers. Gulfstream is jointly operated by Spectra Energy (with respect to business functions) and Williams (with respect to technical functions) pursuant to an operating and maintenance agreement, and therefore, the employees who operate the Gulfstream assets are also not included in the above numbers.

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

Risks Related to our Business

We may not have sufficient cash from operations to enable us to make cash distributions to common unitholders.

In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $27 million per quarter, or $108 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

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

Market Hub and Gulfstream are expected to generate approximately 60% of the cash available for distribution. Spectra Energy operates Market Hub and the operation of Gulfstream is shared between Spectra Energy and Williams. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.

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

Our natural gas pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC, which could have an adverse effect on our ability to establish transportation, storage and gathering rates that would allow us to recover the full cost of operating our pipelines, including a reasonable return, and our ability to make distributions. For example, the rates charged for Ozark Gas Transmission could be decreased as a result of a recently announced FERC investigation.

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

On November 18, 2010, the FERC commenced the Ozark Rate Proceeding alleging that Ozark Gas Transmission’s revenues might substantially exceed their actual cost of service and therefore may be unjust and unreasonable. A Cost and Revenue Study was filed on February 1, 2011 by Ozark Gas Transmission as a result of the rate proceeding. Interested parties, including Ozark Gas shippers, will be able to intervene and participate in the Ozark Rate Proceeding. This investigation could be resolved either through administrative litigation or settlement. In the absence of an earlier settlement, the FERC could issue an order, which is not expected until late 2011 or early 2012, finding the rates are not just and reasonable and establishing new lower rates prospectively for Ozark Gas Transmission.

Action by the FERC on currently pending regulatory matters as well as matters arising in the future could adversely affect our ability to establish or charge rates that would cover future increase in their costs, such as additional costs related to environmental matters including any climate change regulation, or even to continue to collect rates that cover current costs, including a reasonable return. We cannot assure unitholders that our pipeline systems will be able to recover all of their costs through existing or future rates.

In addition, we cannot give assurance regarding the likely future regulations under which we will operate our natural gas transportation, storage and gathering businesses or the effect such regulation could have on our business, financial condition, results of operations and our ability to make distributions.

Certain transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

Under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2010, 99% of Gulfstream’s firm revenues were derived from such negotiated rate contracts and approximately 43% of Gas Transportation and Storage’s firm revenues were derived from capacity reservation charges under negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that Gulfstream’s, East Tennessee’s, Ozark’s and Saltville’s costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from Gulfstream, East Tennessee, Ozark and Saltville.

Market Hub’s right to charge “market-based rates” at its Egan storage facility is subject to the continued existence of certain conditions related to the competitive position of Market Hub and, if those conditions change, the right to charge market-based rates could be terminated.

Rates charged by Egan are regulated by the FERC pursuant to its market-based rate policy, which allows regulated storage companies to charge rates above those which would be permitted under traditional cost-of-service regulation. The right of Egan to charge market-based rates is based upon determinations by the FERC that it does not have market power in the relevant market areas it serves. This determination of a lack of market power is subject to review and revision by the FERC if circumstances change. In the event of an adverse determination concerning market power with respect to Egan, its rates could become subject to cost-of-service regulation which could have adverse consequences for the cash flows of Egan.

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

Our primary exposure to market risk occurs at the time existing transportation, storage and gathering contracts expire and are subject to renegotiation and renewal. A portion of the revenue generated by our systems in 2010 is attributable to firm capacity reservation fees that are set to expire on or prior to December 31, 2013. For Gas Transportation and Storage, Gulfstream and Market Hub, those portions were 25%, 1% and 50%, respectively. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to deliver natural gas to our markets;

•	the growth in demand for natural gas in our markets;

•	whether the market will continue to support long-term contracts;

•	whether our business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

There has been a combination of contract renewals, extensions and new customers, along with notices of termination on certain contracts that expire at the end of the first quarter of 2011 on Ozark. We currently estimate that 2011 operating revenues and cash flow from operations could be reduced by approximately $10 million as compared to 2010 as a result of this net Ozark customer activity.

Our key markets are projected to continue to exhibit higher than average annual growth in natural gas demand of approximately 2.5% through 2020 as compared with the U.S. lower 48 average growth rate of approximately 2% for the same period. This demand growth is primarily driven by the natural gas-fired electric generation sector.

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

We rely on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2010, the three largest customers for Gas Transportation and Storage were Atmos Energy Corporation, CNX Gas Corporation and Southwestern Energy Company; for Gulfstream were Florida Power &

Light Company, Florida Power Corporation d/b/a Progress Energy Florida, Inc. and TECO Energy and its affiliates; and for Market Hub were AGL Resources Inc., Eletrecite de France Sa and JP Morgan Chase & Co. In 2010, these customers accounted for approximately 25%, 87% and 26% of the operating revenues for Gas Transportation and Storage, Gulfstream and Market Hub, respectively. While most of these customers are subject to long-term contracts, with the exception of Southwestern Energy Company, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and ability to make distributions, unless we are able to contract for comparable volumes from other customers at favorable rates.

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

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in the throughput on our systems. Also, lower natural gas prices over the long term could result in a decline in the production of natural gas resulting in reduced contracted volumes on our systems. In addition, prolonged reduced price volatility could reduce the revenues generated by our storage services. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our financial condition, results of operations and ability to make distributions.

Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

Our natural gas transportation, storage and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. Moreover, new and stricter environmental laws regulations or enforcement policies could be implemented that significantly increase our compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

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

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce greenhouse gas (GHG) emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Cancun, Mexico in December 2010 with the intent of defining a future agreement for 2012 and beyond. While the talks resulted in a limited political agreement, to date, a binding successor accord to the Kyoto Protocol has not been realized.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations could be affected either directly or indirectly by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain. In addition, a number of states in the U.S. have joined regional greenhouse gas initiative, and a number are developing their own programs that would mandate reductions in GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

The EPA finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in 2009 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation is scheduled to begin in 2011, and over time, certain existing facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material; however, many implementation details are still unknown. There may be additional permitting requirements which may result in delays in completing capital projects. In addition, several legislation proposals that would impose GHG emissions constraints have been considered by the U.S. Congress. To date, no such legislation has been enacted into law.

Due to the speculative outlook regarding any U.S. federal and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However, such legislation or regulation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects.

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

We are subject to pipeline safety laws and regulations, compliance with which can require significant capital expenditures, can increase our cost of operations and may affect or limit our business plans.

Our interstate pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (the PHMSA) of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it could have a material adverse effect on our operations, earnings, financial condition and cash flows.

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

At December 31, 2010, we had $298.6 million in revolving debt outstanding under our $500 million credit facility. We continue to have the ability to incur additional debt, subject to limitations in our credit facility. Our level of debt could have important consequences, including the following:

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

Acts of terrorism and any possible reprisals as a consequence of any action by the United States and its allies could be directed against companies operating in the United States. This risk is particularly great for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows.

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

•

our general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure (which reduces operating surplus) or an expansion capital expenditure (which does not reduce operating surplus). This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•

in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units, and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

The unitholders will be unable initially to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 68% of our aggregate outstanding common units.

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

Our assets include a 100% ownership interest in East Tennessee, Ozark and Saltville, a 49% limited liability company interest in Gulfstream and a 50% general partner interest in Market Hub. If a sufficient amount of our assets, such as our ownership interests in Gulfstream and Market Hub or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Market Hub could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with our 49% interest in Gulfstream or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have a material adverse effect on our business.

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

As of January 31, 2011, Spectra Energy and its affiliates hold an aggregate of 60,914,686 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2011, our general partner and its affiliates own approximately 68% of our outstanding common units.

Our common unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

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

•

our common unitholders’ right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

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

An IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest would reduce our cash available for distribution.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter. The IRS may adopt positions that differ from the conclusions of us. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our conclusions or positions we take. Any contest with the IRS may materially and adversely affect the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS would be borne indirectly by the unitholders and our general partner because the costs would reduce our cash available for distribution.

The unitholder may be required to pay taxes on the unitholder’s share of our income even if the unitholder does not receive any cash distributions.

Because the unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash distributed, common unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on the common unitholder’s share of taxable income even if the common unitholders receive no cash distributions from us. The common unitholder may not receive cash distributions from us equal to the unitholder’s share of taxable income or even equal to the actual tax liability that results from that income.

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

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing U.S. Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the common unitholder. It also could affect the timing of these tax benefits or the amount of gain from the sale of our common units and could have a negative effect on the value of our common units or result in audit adjustments to the tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 4. [Removed and Reserved]

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

Common Unit Data by Quarter

	Distributions Paid in the Quarter			Unit Price Range(a)
	Per Common Unit	Per Subordinated Unit		High	Low
2010
First Quarter	$0.41	$0.41		$31.57	$27.01
Second Quarter	0.42	0.42		34.20	22.58
Third Quarter	0.43	0.43		35.95	31.76
Fourth Quarter	0.44	(b	)	36.31	31.71

2009
First Quarter	0.36	0.36		22.78	18.77
Second Quarter	0.37	0.37		23.55	19.85
Third Quarter	0.38	0.38		24.75	21.15
Fourth Quarter	0.40	0.40		29.93	23.84

(a)	Unit prices represent the intra-day high and low unit price.
(b)	Subordination period ended on August 13, 2010.

As of January 31, 2011, there were 29 holders of record of our common units. A cash distribution to unitholders of $0.45 per limited partner unit was declared on January 24, 2011 and was paid on February 14, 2011, which is a $0.01 per limited partner unit increase over the cash distribution of $0.44 per limited partner unit paid on November 12, 2010.

Unit Performance Graph

The following graph reflects the comparative changes in the value from June 27, 2007, the first trading day of our common units on the NYSE, through December 31, 2010 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	June 27, 2007	December 31,
		2007	2008	2009	2010
Spectra Energy Partners	$100.00	$84.61	$74.07	$118.32	$138.47
S&P 500	100.00	98.44	62.02	78.43	90.24
Alerian MLP Index	100.00	93.90	59.23	104.50	141.96

Market Repurchases

In the second quarter of 2010, we repurchased 48,000 common units to satisfy awards vested in July 2010 under the Long-Term Incentive Plan. We have not made any repurchases of subordinated or general partner units.

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2007, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.

See the Glossary contained in Item 1. Business. for the definition of Available Cash.

Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of January 24, 2011 is $0.45 per limited partner unit, or $1.80 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreement.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 1,819,396 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. The general partner contributed $5.9 million in the fourth quarter of 2010 and $4.4 million in 2009 to maintain its 2% interest as a result of the additional limited partner units issued following the acquisition of additional interest in Gulfstream and the Ozark acquisition, respectively.

The general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter, up to a maximum of 50%. The maximum distribution of 50% includes distributions paid to the general partner on its 2% general partner interest and assumes that the general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that the general partner may receive on common units that it owns.

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

	2010	2009	2008	2007	2006
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$197.7	$178.9	$124.9	$121.1	$101.5
Operating income	87.7	82.8	51.9	60.6	47.9
Equity in earnings of unconsolidated affiliates (a)	75.1	70.7	61.4	55.6	41.1
Net income (b)	147.9	135.9	101.3	202.9	68.1

Net Income per Limited Partner Unit(c)
Net income per limited partner unit—basic and diluted	$1.70	$1.71	$1.40	$0.68	n/a
Distributions paid per limited partner unit during the periods presented	1.70	1.51	1.34	0.30	n/a

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet
Total assets (a)	$2,222.5	$1,812.5	$1,601.5	$1,611.3	$1,399.5
Long-term debt	655.8	390.0	390.0	400.0	150.0

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest are recorded prospectively from the date of acquisition.
(b)	Includes a benefit of $110.5 million from the reversal of deferred income tax liabilities in 2007.
(c)	Reflective of general and limited partners’ interests in Net Income since the closing of our IPO on July 2, 2007.
n/a	Indicates not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OVERVIEW

In 2010, our focus was to continue consistent delivery on the strategies we had communicated in conjunction with our IPO in 2007. This included a significant focus on growth opportunities to support our cash distribution objectives. Consistent with this strategy, on November 30, 2010, we acquired an additional 24.5% interest in Gulfstream from a wholly owned subsidiary of Spectra Energy for approximately $330.0 million. In addition, we increased the quarterly cash distributions each quarter in 2010 from $0.41 per limited partner unit for the fourth quarter of 2009, paid in February 2010, to $0.45 per limited partner unit for the fourth quarter of 2010, paid in February 2011, or a 10% increase.

We reported net income of $147.9 million in 2010 compared with $135.9 million in 2009. The increase resulted from a full year of earnings in 2010 from the Ozark assets acquired in the second quarter of 2009 and increased equity earnings from Gulfstream due to increased revenues from ongoing expansion projects and the acquisition of an additional 24.5% interest late in the year.

In December 2010, we issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy, following the acquisition of additional interest in Gulfstream, resulting in net proceeds of $221.0 million and a reduction of Spectra Energy’s ownership interest in us from 74% to 69%. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

In 2011, we expect to invest approximately $140 million in expansion capital. These estimated investments are associated with our ongoing projects including the development of the East Tennessee NET expansion project, a multi-year expansion program at Market Hub and Gulfstream Phase V expansion project. See further discussion under “Liquidity and Capital Resources — Investing Cash Flows.”

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions including the sale of short-term investments, to fund our liquidity and capital requirements for 2011. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings on our current credit facility and possibly securing additional sources of capital including debt and/or equity. However, as a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and therefore will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Business Strategies

Our primary business objective is to grow unitholder value over time by executing the following strategies:

•

Optimize existing assets and achieve additional operating efficiencies. We intend to enhance the profitability of our existing assets by undertaking additional initiatives to optimize utilization, improve operating efficiencies and develop rate and contract structures that create value for our customers.

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

Significant Economic Factors for Our Business

The high percentage of our business derived from capacity reservation fees mitigates the risk of revenue fluctuations due to near-term changes in natural gas supply and demand conditions. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy in general, and are impacted by shifts in supply and demand dynamics, competition, the mix of services requested by our customers, and changes in regulatory requirements affecting our operations. Short-term contracts and interruptible service arrangements are not a significant component of our revenue; however, these services can be impacted positively or negatively to varying degrees by natural gas price volatility and other factors beyond our control. We mitigate our exposure to natural gas prices by maximizing the contracting of our available transportation capacity with long-term, fixed-rate arrangements.

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

Growing Markets

Our key markets are projected to continue to exhibit higher than average annual growth in natural gas demand of approximately 2.5% through 2020 compared with the U.S. lower 48 average growth rate of approximately 2% for the same period. This demand growth is primarily driven by the natural gas-fired electric generation sector.

Competition

Growth of Natural Gas Transportation Capacity. As natural gas supplies and demand continue to shift, our customers have additional options in meeting their needs for natural gas pipeline capacity. A number of new natural gas transmission projects have been announced in recent years, and are in various stages of development, especially in the Arkansas, Oklahoma, and Fayetteville supply regions. The increased supply of transmission capacity from these areas could result in some “turnback” of Ozark firm capacity over the next several years. There has been a combination of contract renewals, extensions and new customers, along with notices of termination on certain contracts that expire at the end of the first quarter of 2011 on Ozark. We currently estimate that 2011 operating revenues and cash flow from operations could be reduced by approximately $10 million as compared with 2010 as a result of this net Ozark customer activity. We are actively engaged with customers to address their capacity needs on Ozark over the next several years.

Growth of Natural Gas Storage Facilities. Natural gas storage plays an important role in the natural gas transportation industry, due to the need to balance seasonal pricing, provide gas for power generation and to balance the difference in timing of natural gas supplies and natural gas demand. The southeastern region of the United States has a large number of high-deliverability, salt-cavern storage facilities and the demand for this type of storage is expected to continue to grow. A substantial number of natural gas storage projects have been announced in recent years and are in various stages of development, especially in Mississippi, Texas and Louisiana. An increased supply of storage capacity competing with Market Hub’s storage facilities and any resulting decrease in rates for storage capacity could negatively impact our operations.

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

On November 18, 2010, the FERC commenced the Ozark Rate Proceeding to determine whether Ozark Gas Transmission is over-recovering its costs. A Cost and Revenue Study was filed on February 1, 2011 by Ozark Gas Transmission as a result of the rate proceeding. Any resulting rate changes, if necessary, would be prospective and are not expected to be material.

RESULTS OF OPERATIONS

	2010	2009	2008
	(in millions)
Operating revenues	$197.7	$178.9	$124.9
Operating, maintenance and other expenses	80.6	67.6	46.7
Depreciation and amortization	29.4	28.5	26.3

Operating income	87.7	82.8	51.9
Equity in earnings of unconsolidated affiliates	75.1	70.7	61.4
Other income and expenses, net	0.8	0.1	0.9
Interest income	0.1	0.2	3.5
Interest expense	16.2	16.7	17.8

Earnings before income taxes	147.5	137.1	99.9
Income tax expense (benefit)	(0.4)	1.2	(1.4)

Net income	$147.9	$135.9	$101.3

Net cash provided by operating activities	$184.8	$159.7	$139.2
Adjusted EBITDA(a)	117.1	111.3	78.2
Cash Available for Distribution(a)	174.5	158.1	120.6

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles (GAAP).

2010 Compared to 2009

Operating Revenues. The $18.8 million increase in 2010 was driven mostly by $13.0 million from a full year of revenues in 2010 from the Ozark assets acquired in second quarter 2009, and higher 2010 revenues of $5.3 million at East Tennessee primarily due to increased contracted volumes related to the Glade Springs expansion project.

Operating, Maintenance and Other. The $13.0 million increase in 2010 was driven mainly by:

•	a $7.6 million increase from a full year of expenses associated with the Ozark assets,

•	a $4.1 million increase in pipeline integrity costs,

•	a $2.3 million increase in benefit costs, including costs related to Ozark,

•	a $2.1 million increase as a result of lower pipeline fuel recoveries by East Tennessee, and

•	a $0.8 million increase due to 2010 transaction costs associated with the Gulfstream acquisition, partially offset by

•	a $2.9 million decrease as a result of 2009 transaction costs associated with the Ozark acquisition.

Equity in Earnings of Unconsolidated Affiliates. The $4.4 million increase in 2010 consisted of a $5.1 million increase in earnings from our 49% interest in Gulfstream net of a $0.7 million decrease in earnings from our 50% interest in Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy. The additional interest acquisition increased our ownership in Gulfstream to 49%.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	2010	2009	Increase (Decrease)	2008	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$273.6	$251.5	$22.1	$206.7	$44.8
Operating, maintenance and other expenses	38.1	33.1	5.0	31.1	2.0
Depreciation and amortization	35.0	34.5	0.5	30.3	4.2
Loss on sale of assets	—	—	—	(0.6)	0.6
Other income and expenses, net	0.9	1.4	(0.5)	11.1	(9.7)
Interest expense	69.8	61.3	8.5	45.0	16.3

Net income	$131.6	$124.0	$7.6	$110.8	$13.2

Spectra Energy Partners’ share	$35.5	$30.4	$5.1	$27.5	$2.9

Gulfstream’s net income increased $7.6 million to $131.6 million in 2010 compared to $124.0 million in 2009. The increase was driven mainly by:

•

a $22.1 million increase in revenues mainly from the Phase III expansion contracts that were fully ramped up by June 2009, as well as short-term firm contracts and higher park and loan and interruptible transportation activity all due to colder than normal weather and higher demand through the year in Florida, partially offset by

•	an $8.5 million increase in interest expense attributable to the $300.0 million debt issued in May 2009 by Gulfstream, and

•

a $5.0 million increase in operating, maintenance and other expenses resulting from a $3.5 million increase in ad valorem tax expense related to assets placed in service in 2009 and a higher 2009 favorable valuation adjustment, and a $1.9 million increase in project costs due to the 2009 capitalization of previously expensed costs related to the Phase V expansion.

	2010	2009	Increase (Decrease)	2008	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$118.5	$115.5	$3.0	$98.0	$17.5
Operating, maintenance and other expenses	25.2	22.6	2.6	20.0	2.6
Depreciation and amortization	14.5	12.1	2.4	10.6	1.5
Gains on sale of other assets and other income and expenses	0.6	—	0.6	0.2	(0.2)
Interest income	0.2	0.3	(0.1)	3.1	(2.8)
Interest expense	0.1	0.1	—	1.0	(0.9)
Income tax expense	0.2	0.2	—	0.4	(0.2)

Net income	$79.3	$80.8	$(1.5)	$69.3	$11.5

Spectra Energy Partners’ share	$39.6	$40.3	$(0.7)	$33.9	$6.4

Market Hub’s net income decreased $1.5 million to $79.3 million in 2010 compared to $80.8 million in 2009. The decrease was driven mainly by:

•	a $4.3 million decrease in hub services revenues due to lower demand compared to the prior year, and

•

a $1.4 million increase in operating and maintenance expenses due mainly to lower capitalized overhead costs resulting from lower capital expenditures in 2010 and lower net fuel recovery, partially offset by

•

a $3.2 million increase in net earnings related to the continued phase-in of the Egan Cavern 3 storage expansion (comprised of $7.3 million revenues, $1.2 million operating, maintenance and other expenses and $2.9 million depreciation expense), and

•	a $0.6 million increase in other income and expenses, net primarily due to a 2010 right-of-way granted to a third party at Moss Bluff.

Income Tax Expense (Benefit). Income tax benefit was $0.4 million in 2010 compared to an income tax expense of $1.2 million in 2009. The benefit in 2010 was primarily a result of favorable adjustments in 2010 for final 2009 state tax returns.

2009 Compared to 2008

Operating Revenues. The $54.0 million increase in 2009 was driven mainly by $43.5 million from the acquisition of the Ozark assets effective May 4, 2009 and $10.2 million from East Tennessee’s Greenway Nora and Glade Spring expansion projects that were placed in service in the fourth quarter of 2008.

Operating, Maintenance and Other. The $20.9 million increase in 2009 was driven mainly by:

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

Gulfstream’s net income increased $13.2 million to $124.0 million in 2009 compared to $110.8 million in 2008. The increase was mainly due to the final phase-in, which started in late 2008, of the Phase III and Phase IV expansion projects. With 2009 as the first full year of operations, these projects were the main driver for increased operating revenues, operating expenses (including ad valorem tax expense) and depreciation expense. In addition, other income and expenses were lower in 2009 due to a decrease in the equity portion of allowance for funds used during construction (AFUDC) as there were higher capital expenditures on these expansion projects in 2008. Interest expense increased related to a $300.0 million debt offering in May 2009.

Market Hub’s net income increased $11.5 million to $80.8 million in 2009 compared to $69.3 million in 2008. The increase was mainly due to the expansion projects at both Moss Bluff and Egan as well as lower interest rates.

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

Future earnings will be dependent on the success of our expansion plans in both the market and supply areas of the pipeline network, the ability to continue renewing service contracts and continued regulatory stability.

There has been a combination of contract renewals, extensions and new customers, along with notices of termination on certain contracts that expire at the end of the first quarter of 2011 on Ozark. We currently estimate that 2011 operating revenues and cash flow from operations could be reduced by approximately $10 million as compared to 2010 as a result of this net Ozark customer activity.

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

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2010	2009	2008
	(in millions)
Net income	$147.9	$135.9	$101.3
Add:
Interest expense	16.2	16.7	17.8
Income tax expense (benefit)	(0.4)	1.2	(1.4)
Depreciation and amortization	29.4	28.5	26.3
Less:
Equity in earnings of Gulfstream	35.5	30.4	27.5
Equity in earnings of Market Hub	39.6	40.3	33.9
Interest income	0.1	0.2	3.5
Other income and expenses, net	0.8	0.1	0.9

Adjusted EBITDA	117.1	111.3	78.2
Add:
Cash Available for Distribution from Gulfstream	43.0	38.2	30.7
Cash Available for Distribution from Market Hub	45.6	40.8	36.0
Preliminary project costs, net	—	0.4	2.2
Less:
Cash paid for interest expense, net	15.7	16.2	14.3
Cash paid for income tax expense	0.7	0.1	0.9
Maintenance capital expenditures	14.8	16.3	11.3

Cash Available for Distribution	$174.5	$158.1	$120.6

Spectra Energy Partners

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2010	2009	2008
	(in millions)
Net cash provided by operating activities	$184.8	$159.7	$139.2
Interest income	(0.1)	(0.2)	(3.5)
Interest expense	16.2	16.7	17.8
Income tax expense—current	0.6	—	0.6
Distributions received from Gulfstream	(33.4)	(38.6)	(28.5)
Distributions received from Market Hub	(47.7)	(35.7)	(43.2)
Changes in working capital and other	(3.3)	9.4	(4.2)

Adjusted EBITDA	117.1	111.3	78.2
Add:
Cash Available for Distribution from Gulfstream	43.0	38.2	30.7
Cash Available for Distribution from Market Hub	45.6	40.8	36.0
Preliminary project costs, net	—	0.4	2.2
Less:
Cash paid for interest expense, net	15.7	16.2	14.3
Cash paid for income tax expense	0.7	0.1	0.9
Maintenance capital expenditures	14.8	16.3	11.3

Cash Available for Distribution	$174.5	$158.1	$120.6

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2010	2009	2008
	(in millions)
Net income	$131.6	$124.0	$110.8
Add:
Interest expense	69.8	61.3	45.0
Depreciation and amortization	35.0	34.5	30.3
Less:
Other income and expenses, net	0.9	1.4	11.1

Adjusted EBITDA — 100%	235.5	218.4	175.0
Add:
Preliminary project costs, net	0.6	(1.3)	1.1
Less:
Cash paid for interest expense, net	70.3	60.1	49.5
Maintenance capital expenditures	1.3	0.9	1.3

Cash Available for Distribution—100%	$164.5	$156.1	$125.3

Adjusted EBITDA—Spectra Energy Partners’ Share (a)	$63.0	$53.5	$42.9
Cash Available for Distribution—Spectra Energy Partners’ Share (a)	$43.0	$38.2	$30.7

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2010	2009	2008
	(in millions)
Net income	$79.3	$80.8	$69.3
Add:
Interest expense	0.1	0.1	1.0
Income tax expense	0.2	0.2	0.4
Depreciation and amortization	14.5	12.1	10.6
Less:
Interest income	0.2	0.3	3.1
Other income and expenses, net	0.6	—	0.2

Adjusted EBITDA—100%	93.3	92.9	78.0
Less:
Cash paid for interest expense, net	(0.1)	7.1	—
Cash paid for income tax expense	0.3	0.5	—
Maintenance capital expenditures	2.0	3.8	5.9

Cash Available for Distribution—100%	$91.1	$81.5	$72.1

Adjusted EBITDA—50%	$46.7	$46.5	$39.0
Cash Available for Distribution—50%	$45.6	$40.8	$36.0

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of accounting policies and estimates is an important process that continues to evolve as our operations change and accounting guidance is issued. We have identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

We base our estimates and judgments on historical experience and on other various assumptions that we believe are reasonable at the time of application. These estimates and judgments may change as time passes and more information becomes available. If estimates are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. We discuss our critical accounting policies and estimates and other significant accounting policies with our Audit Committee.

Regulatory Accounting

We account for our regulated operations at East Tennessee, Ozark Gas Transmission and Saltville under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this continual assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $16.0 million as of December 31, 2010 and $15.4 million as of December 31, 2009. We had no regulatory liabilities included in our financial statements.

Impairment of Goodwill

We perform an annual goodwill impairment test and update the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairments of goodwill were recorded in 2010, 2009 or 2008. Effective with our 2009 annual impairment test, we changed our test date from August 31 to April 1 in order to alleviate the information and resource constraints that historically existed during the third quarter and to better coincide with the completion of our long-term financial projections.

We had goodwill balances of $267.9 million at both December 31, 2010 and 2009.

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

The long-term growth rates used for our reporting unit reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas and increasing demand for capacity on our pipeline systems. We assumed a long-term growth rate of 3% for our 2010 goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for our reporting unit, there would have been no impairment of goodwill.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair value. In evaluating our reporting unit for our 2010 goodwill impairment analysis, we assumed a weighted-average cost of capital that market participants would use in evaluating our business of 9.4%. Had we assumed a 100 basis point increase in the weighted-average cost of capital for our reporting unit, there would have been no impairment of goodwill.

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2010 significantly exceeded its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2010 (our testing date) through December 31, 2010 that would warrant re-testing for goodwill impairment.

Equity Method Investments

We account for investments in 20% to 50% owned affiliates, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, under the equity method. Accordingly, our 49% interest in Gulfstream and 50% interest in Market Hub are accounted for under the equity method.

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, bringing our total interest in Gulfstream to 49%. The equity earnings related to the additional ownership is accounted for prospectively from the date of the acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions including the sale of short-term investments, to fund our liquidity and capital requirements for 2011. As of December 31, 2010, we had negative net working capital of $0.6 million compared to negative $8.4 million as of December 31, 2009. The December 31, 2010 balance included $34.0 million and the December 31, 2009 balance included $27.5 million for the note payable on demand to Market Hub. We have access to a credit facility, with capacity of $201.4 million at December 31, 2010, and additional borrowings available under the note payable with Market Hub of $16.0 million, which are used to manage working capital requirements.

In addition, we borrowed $207.2 million in new term loans under an amended credit facility in the fourth quarter of 2010 and used the proceeds to repay revolver borrowings, which were incurred to fund a portion of the cash payment in the Gulfstream acquisition. These term loans are fully collaterized by $209.0 million of qualifying investment-grade securities. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is repaid, which would be financed using the revolving credit facility.

Cash flows from operations are fairly stable given that most of our revenues and those of our equity affiliates are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity affiliates, Gulfstream and Market Hub. The amount of cash distributed to us, and the amount of cash we may be required to fund is determined by our equity affiliates based on operating cash flows and other factors as determined by the management of our equity affiliates. While we participate on the management committees of these equity affiliates, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity affiliates of $87.2 million in 2010, $144.8 million in 2009 and $71.7 million in 2008. The higher distributions in 2009 were primarily from net proceeds received by Gulfstream as a result of their $300.0 million debt issuance in May 2009. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1 of Notes to the Consolidated Financial Statements, a portion of these distributions are classified within Operating Cash Flows and the remainder is classified as Investing Cash Flows. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.

As we execute on our strategic objectives around organic expansion opportunities, capital expansion expenditures could be significant, and are currently estimated at $140 million in 2011. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings on our current credit facility and possibly securing additional sources of capital including debt and/or equity. However, as a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and therefore will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Operating Cash Flows

Net cash provided by operating activities increased $25.1 million to $184.8 million in 2010 compared to 2009. This increase was driven by a full year of earnings from Ozark in 2010, as well as increased distributions received from Market Hub and collection of receivables primarily at Ozark in 2010.

Net cash provided by operating activities increased $20.5 million to $159.7 million in 2009 compared to 2008. Higher earnings from the Ozark acquisition and our equity affiliates, primarily Market Hub, were partially offset by the timing of payments for services provided by our general partner when compared to 2008.

Investing Cash Flows

Net cash flows used in investing activities totaled $507.8 million in 2010 compared to $249.4 million in 2009. The $258.4 million change was driven mainly by:

•	$256.6 million associated with our acquisition of an additional 24.5% interest in Gulfstream in 2010,

•

$209.0 million of net purchases in 2010 of available-for-sale securities that are held as collateral for a term loan as compared to $31.6 million of proceeds in 2009 from the liquidation of such securities,

•	a $70.5 million distribution received from Gulfstream resulting from their $300.0 million debt issuance in 2009, and

•	a $5.5 million increase in capital expenditures primarily due to the NET project in 2010 at East Tennessee, partially offset by

•	the $294.5 million acquisition of NOARK in 2009, and

•	a $14.2 million decrease in investment expenditures in 2010 primarily due to cost savings for Market Hub’s multi-year expansion projects.

Net cash flows used in investing activities totaled $249.4 million in 2009 compared to $17.3 million in 2008. The $232.1 million change was driven mainly by:

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

•	a $26.7 million decrease in capital expenditures primarily due to lower growth projects in 2009 at East Tennessee, and

•	the $4.7 million cash portion of the Saltville acquisition in 2008.

Capital and Investment Expenditures

	2010	2009	2008
	(in millions)
Capital Expenditures
Gas Transportation and Storage(a)	$25.8	$20.3	$47.0
Investment Expenditures
Gulfstream(b)	5.9	9.8	44.0
Market Hub	16.6	26.9	44.6

Total capital and investment expenditures	$48.3	$57.0	$135.6

(a)	Excludes the acquisitions of NOARK in 2009 and Saltville in 2008.
(b)	Excludes the acquisition of an additional 24.5% interest in Gulfstream in 2010.

Capital and investment expenditures for 2010 totaled $48.3 million and included $33.0 million for expansion projects and $15.3 million for maintenance and other projects. This represents a decrease of approximately $20 million from previous estimates mainly related to cost savings for the multi-year Market Hub expansion projects and moving certain costs for the NET project into 2011. Expansion capital and investment expenditures in 2010 included the continued expansion on Market Hub’s Egan Cavern 3 and Moss Bluff Cavern 4 projects and the East Tennessee NET project.

We project 2011 capital and investment expenditures of approximately $152 million, of which $140 million is expected to be used for expansion projects and $12 million for maintenance and other projects. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

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

Our primary business objective is to grow our cash distributions over time. We intend to accomplish this objective through expansions of our existing asset base. In addition, we will continue to pursue strategic acquisitions of transportation and storage assets. Significant 2011 expansion projects, including those of Gulfstream and Market Hub, are expected to include:

•

Moss Bluff — Cavern 4 construction continues, ultimately expected to increase storage working capacity by 6.5 Bcf to 21.5 Bcf, as well as upgrade top-side facilities and expand pipeline interconnects. The cavern is expected to be placed into service in 2011.

•

Egan — Cavern 3 was placed into initial gas service in the second half of 2009. The expected final working capacity of Egan Cavern 3 is 8.2 Bcf. The project, which also includes infrastructure improvements, is projected to be completed in 2011.

•	Gulfstream — The Phase V compression project is expected to be completed in mid-2011.

•

East Tennessee —The NET project received full FERC certification in October 2010. This project will provide 150,000 Dth/d of gas service to a generation plant in Hawkins County, Tennessee. The initial in-service date is expected to be in the third quarter of 2011.

Financing Cash Flows

Net cash provided by financing activities totaled $338.2 million in 2010 compared to $71.0 million cash provided in 2009. The $267.2 million change was driven mainly by:

•	$265.8 million net issuances of long-term debt in 2010,

•	$220.8 million of net proceeds received from the issuance of units associated with the acquisition of an additional Gulfstream interest in 2010, and

•	$6.5 million of net proceeds on note payable to affiliates in 2010 versus $22.5 million of net payments in the same period in 2009, partially offset by

•	$212.2 million of net proceeds received from the issuance of units associated with the NOARK acquisition in 2009,

•	$27.5 million increase in distributions to partners in 2010 compared to the same period in 2009, as a result of increased distribution rates and incentive distribution rights in 2010, and

•	a $7.4 million payment on debt owed to a subsidiary of Spectra Energy assumed in the Gulfstream acquisition in 2010.

Net cash provided by financing activities totaled $71.0 million in 2009 compared to $105.9 million cash used in 2008. The $176.9 million change was driven mainly by:

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

Acquisition of Additional Gulfstream Interest. On November 30, 2010 we acquired an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy for approximately $330.0 million. The transaction was initially funded by $256.6 million drawn on our available bank credit facility, issuance of $66.0 million in common and general partner units and the assumption of approximately $7.4 million in debt owed to a subsidiary of Spectra Energy. Following this transaction, we issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy, resulting in net proceeds of $221.0 million that were used to repay the $7.4 million debt assumed in the acquisition and purchase $209.0 million of qualifying investment-grade securities used as collateral for $207.2 million of new term debt. The remaining $4.6 million was used for general partnership purposes.

In the fourth quarter of 2010, the credit facility was amended to allow up to $275.0 million of new term loans. We borrowed $207.2 million in new term loans and used the proceeds to repay revolver borrowings. The revolver borrowings were incurred to fund a portion of the cash payment of the Gulfstream acquisition. Our obligations under the revolving credit facility are unsecured and the new term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The term loan allows for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is repaid, which would be financed using the revolving credit facility.

Ozark Acquisition. In May 2009, we acquired all of the ownership interests of NOARK from Atlas for approximately $294.5 million. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced in the second quarter of 2009 through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, resulting in net proceeds of $212.2 million that was used to repay $142.2 million drawn on our bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy. Effective with the $70.0 million repayment, the credit facility with the subsidiary of Spectra Energy was terminated. The bank credit facility was further paid down with the proceeds from the special distribution of $72.7 million received from Gulfstream in the second quarter of 2009.

Available Credit Facility and Restrictive Debt Covenants. As of December 31, 2010, we had $201.4 million available under the revolving credit facility. The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of December 31, 2010, the ratio was 2.0. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA to interest expense of 2.5 or greater. As of December 31, 2010, the ratio was 14.6. Adjusted EBITDA, and therefore these ratios, are affected by substantially the same economic and other drivers as those previously discussed under Results of Operations. We are not aware of any events that would cause us to not comply with such covenants in the near future. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

Cash Distributions. The partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date. We have increased the quarterly cash distributions each quarter of 2010 from $0.41 per limited partner unit for the fourth quarter of 2009 to $0.45 per limited partner unit for the fourth quarter of 2010, or 10%. A cash distribution to our unitholders of $0.45 per limited partner unit was declared on January 24, 2011 and was paid on February 14, 2011, which is a $0.01 per limited partner unit increase over the cash distribution paid on November 12, 2010. Spectra Energy Partners’ board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available for distribution. Growth in our cash available for distribution over time is dependent on incremental organic growth expansion, third party acquisitions or acquisitions from Spectra Energy.

Subordinated Unit Conversion. On August 13, 2010, all subordinated units were converted into common units on a one-for-one basis. Since there are no subordinated units, distributions are shared equally among the limited partner units owed by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

Other Financing Matters. As of the date of this filing, we have $1.1 billion available in the aggregate under an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing entities or structures with third parties, except for normal operating lease arrangements and financings entered into by equity investment pipeline operations. These debt obligations do not contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.

Gulfstream has $1,150.0 million aggregate principal amount of senior notes outstanding, none of which is included on our consolidated balance sheets.

Contractual Obligations

We enter into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Current Liabilities on the Consolidated Balance Sheets. It is expected that the majority of these current liabilities will be paid in cash in 2011, with the exception of the note payable to affiliate. The note payable to affiliate has a maturity date of 2012, however it is payable on demand thus classified as a current liability.

Contractual Obligations as of December 31, 2010

	Payments Due by Period
	Total	2011	2012 & 2013	2014 & 2015	2016 & Beyond
	(in millions)
Long-term debt(a)	$678.0	$11.4	$666.6	$—	$—
Operating leases	0.4	0.1	0.2	0.1	—
Purchase obligations	9.7	9.6	0.1	—	—

Total contractual cash obligations	$688.1	$21.1	$666.9	$0.1	$—

(a)	See Note 12 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.

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

Based on a sensitivity analysis as of December 31, 2010, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2011 than in 2010, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $1.5 million. Comparatively, based on a sensitivity analysis as of

December 31, 2009, had short-term interest rates averaged 100 basis points higher (lower) in 2010 than in 2009, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by $0.8 million. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2010 and 2009. If short-term interest rates changed significantly, we would likely take action to manage our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

In 2008, we entered into a series of two and three-year “pay fixed — receive floating” interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In 2009, we entered into a series of three-year “pay fixed — receive floating” interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. In June 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired. As of December 31, 2010, the total notional amount of our interest rate swaps was $155.0 million.

Credit Risk

Credit risk represents the loss that we would incur if a customer fails to perform under its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by us generally under park and loan services and no-notice services. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located in the southeastern quadrant of the United States. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector.

We had one customer that represented approximately 11% of the gross fair value of trade accounts receivable at December 31, 2010.

Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We also obtain parental guarantees, cash deposits or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract. Over 90% of our credit exposures for transportation, storage and gathering services are either with customers who have an investment-grade rating (or the equivalent based on an evaluation by Spectra Energy), or are secured by collateral.

We manage cash to maximize value while assuring appropriate amounts of cash are available, as required. We typically invest our available cash in high-quality money market securities. Such money market securities are designed for safety of principal and liquidity, and accordingly, do not include equity-based securities.

Market Hub, our 50% equity investment, also has gas imbalances created primarily by park-and-loan services. Increases in gas prices and gas price volatility can materially increase Market Hub’s credit risk related to gas loaned to customers. The highest amount of gas loaned out by Market Hub during 2010 was approximately 9.3 Bcf. The market value of that volume, assuming an average market price of $5.00 per MMBtu, would be $46.5 million. Market Hub’s credit exposure from gas loans is managed consistent with the program described above, and Market Hub obtains security deposits as necessary from third parties and affiliates to cover any excess exposure.

Based on our policies for managing credit risk, our exposures and our credit and other reserves, we do not anticipate a materially adverse effect on our consolidated results of operations or financial position as a result of non-performance by any customer.

OTHER ISSUES

Global Climate Change. Policymakers at regional, federal and international levels continue to evaluate potential legislative and regulatory compliance mechanisms to achieve reductions in global GHG emissions in an effort to address the challenge of climate change. Certain of our assets and operations are subject to direct and indirect effects of current global climate change regulatory actions in their respective jurisdictions, and it is likely that other assets and operations will become subject to direct and indirect effects of current and possible future global climate change regulatory actions.

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Cancun, Mexico in December 2010 with the intent of defining a future agreement for 2012 and beyond. While the talks resulted in a limited political agreement, to date, a binding successor accord to the Kyoto Protocol has not been realized.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States is not a signatory to the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement. However, the EPA issued a final Mandatory Greenhouse Gas Reporting rule in 2009 that required annual reporting of GHG emissions data from certain operations beginning in 2010. In November 2010, the EPA released additional requirements for natural gas system reporting that will expand the reporting requirements for GHG emissions in 2011. These reporting requirements are not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. The EPA also finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in May 2010 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation is scheduled to begin in 2011, and over time, certain facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material; however, many implementation details are unknown.

In addition, several legislative proposals that would impose GHG emissions constraints have been considered by the U.S. Congress. To date, no such legislation has been enacted into law. A number of states are establishing or considering state or regional programs that would mandate reductions in GHG emissions. These regional programs include the Regional Greenhouse Gas Initiative which applies only to power producers in select northeastern states and the Midwestern Greenhouse Gas Reduction Accord which includes six midwestern states and one Canadian province. We expect some of our assets and operations could be affected either directly or indirectly by state or regional programs. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

Due to the speculative outlook regarding any U.S. federal and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However, such legislation or regulation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects. We continue to monitor the development of greenhouse gas regulatory policies in the jurisdictions in which we operate.

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

The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2010.

Our independent registered public accounting firm has audited and issued a report on the effectiveness of our internal control over financial reporting, which is included in its Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and partners’ capital/predecessor equity and comprehensive income of Spectra Energy Partners, LP and subsidiaries and Spectra Energy Partners’ Predecessor for each of the three years in the period ended December 31, 2010 (collectively, Spectra Energy Partners, LP and subsidiaries and Spectra Energy Partners’ Predecessor are the “Company”). Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Spectra Energy Partners, LP and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP

Houston, Texas

February 28, 2011

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-unit amounts)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues
Transportation of natural gas	$169.0	$150.7	$107.0
Storage of natural gas and other	28.7	28.2	17.9

Total operating revenues	197.7	178.9	124.9

Operating Expenses
Operating, maintenance and other	32.6	24.7	20.2
Operating, maintenance and other—affiliates	40.3	35.6	23.4
Depreciation and amortization	29.4	28.5	26.3
Property and other taxes	7.7	7.3	3.1

Total operating expenses	110.0	96.1	73.0

Operating Income	87.7	82.8	51.9

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	75.1	70.7	61.4
Other income and expenses, net	0.8	0.1	0.9

Total other income and expenses	75.9	70.8	62.3

Interest Income	0.1	0.2	3.5
Interest Expense	11.9	11.5	16.3
Interest Expense—Affiliates	4.3	5.2	1.5

Earnings Before Income Taxes	147.5	137.1	99.9
Income Tax Expense (Benefit)	(0.4)	1.2	(1.4)

Net Income	$147.9	$135.9	$101.3

Calculation of Limited Partners’ Interest in Net Income:
Net income	$147.9	$135.9	$101.3
Less:
Net income attributable to predecessor operations	—	—	1.6
General partner’s interest in net income	10.6	5.7	2.5

Limited partners’ interest in net income	$137.3	$130.2	$97.2

Weighted average limited partners units outstanding—basic and diluted	81.0	76.4	69.4
Net income per limited partner unit—basic and diluted	$1.70	$1.71	$1.40
Distributions paid per limited partner unit during the periods presented	$1.70	$1.51	$1.34

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$27.4	$12.2
Receivables, trade (net of allowance for doubtful accounts of $0.3 and $0.1 at December 31, 2010 and 2009, respectively)	18.4	21.5
Receivables—affiliates	0.9	0.6
Natural gas imbalance receivables	4.1	3.5
Natural gas imbalance receivables—affiliates	1.4	1.7
Inventory	3.8	5.2
Other	3.0	2.8

Total current assets	59.0	47.5

Investments and Other Assets
Investments in unconsolidated affiliates	728.6	536.3
Goodwill	267.9	267.9
Other investments	209.1	—

Total investments and other assets	1,205.6	804.2

Property, Plant and Equipment
Cost	1,148.3	1,124.3
Less accumulated depreciation and amortization	206.8	179.0

Net property, plant and equipment	941.5	945.3

Regulatory Assets and Deferred Debits	16.4	15.5

Total Assets	$2,222.5	$1,812.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$3.9	$3.4
Accounts payable—affiliates	9.9	11.4
Taxes accrued	3.9	4.1
Natural gas imbalance payables	2.8	3.6
Note payable—affiliates	34.0	27.5
Other	3.4	5.5
Other—affiliates	1.7	0.4

Total current liabilities	59.6	55.9

Long-term Debt	655.8	390.0

Deferred Credits and Other Liabilities
Deferred income taxes	9.0	10.0
Other—affiliates	—	4.8
Other	3.7	3.3

Total deferred credits and other liabilities	12.7	18.1

Commitments and Contingencies

Partners’ Capital
Common units (89.2 million and 58.7 million units issued and outstanding at December 31, 2010 and 2009, respectively)	1,458.7	1,015.0
Subordinated units (21.6 million units issued and outstanding at December 31, 2009)	—	308.5
General partner units (1.8 million and 1.6 million units outstanding at December 31, 2010 and December 31, 2009, respectively)	32.9	27.2
Accumulated other comprehensive income (loss)	2.8	(2.2)

Total partners’ capital	1,494.4	1,348.5

Total Liabilities and Partners’ Capital	$2,222.5	$1,812.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147.9	$135.9	$101.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.4	28.5	26.3
Deferred income tax expense (benefit)	(1.0)	1.2	(2.0)
Equity in earnings of unconsolidated affiliates	(75.1)	(70.7)	(61.4)
Distributions received from unconsolidated affiliates	81.1	74.3	71.7
Decrease (increase) in:
Receivables	2.0	(4.8)	3.7
Taxes receivable—affiliates	(0.1)	(0.2)	(0.2)
Other current assets	0.1	(0.7)	(1.2)
Increase (decrease) in:
Accounts payable	1.9	(1.0)	2.5
Taxes accrued	(0.2)	(0.2)	(1.1)
Other current liabilities	(1.2)	(4.5)	(1.4)
Other, assets	(0.1)	1.3	1.2
Other, liabilities	0.1	0.6	(0.2)

Net cash provided by operating activities	184.8	159.7	139.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(25.8)	(20.3)	(47.0)
Investment expenditures	(22.5)	(36.7)	(88.6)
Acquisitions, net of cash acquired	(256.6)	(294.5)	(4.7)
Distributions received from unconsolidated affiliates	6.1	70.5	—
Purchases of available-for-sale securities	(239.0)	—	(1,132.0)
Proceeds from sales and maturities of available-for-sale securities	30.0	31.6	1,255.0

Net cash used in investing activities	(507.8)	(249.4)	(17.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	3,364.5	3,159.0	1,785.0
Payments for the redemption of debt under credit facilities	(3,098.7)	(3,159.0)	(1,795.0)
Proceeds from issuance of units	220.8	212.2	—
Proceeds from notes payable—affiliates	30.3	77.0	—
Payments on notes payable—affiliates	(23.8)	(99.5)	—
Payments on notes assumed in acquisition—affiliates	(7.4)	—	—
Distributions to partners	(145.9)	(118.4)	(95.1)
Transfers to parent, net	—	—	(0.8)
Other	(1.6)	(0.3)	—

Net cash provided by (used in) financing activities	338.2	71.0	(105.9)

Net increase (decrease) in cash and cash equivalents	15.2	(18.7)	16.0
Cash and cash equivalents at beginning of the period	12.2	30.9	14.9

Cash and cash equivalents at end of the period	$27.4	$12.2	$30.9

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$15.7	$16.2	$14.3
Cash paid for income taxes	0.7	0.1	0.9
Property, plant and equipment noncash accruals	0.8	0.7	1.3
Deemed contributions from General Partner for services provided	1.4	—	—

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/PREDECESSOR

EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Predecessor Equity	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
		Limited Partners		General Partner
		Common	Subordinated
December 31, 2007	$98.4	$699.3	$303.5	$19.0	$3.5	$1,123.7

Net income	1.6	66.9	30.3	2.5	—	101.3
Unrealized mark-to-market net loss on hedges	—	—	—	—	(6.2)	(6.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	0.5	0.5

Total comprehensive income						95.6

Net change in parent advances	(0.8)	—	—	—	—	(0.8)
Acquisition of Saltville and P-25 pipeline	(99.2)	—	—	—	—	(99.2)
Excess purchase price over net acquired assets	—	(7.6)	—	(0.2)	—	(7.8)
Issuance of units	—	100.2	—	2.1	—	102.3
Attributed deferred tax expense	—	(0.2)	(0.1)	—	—	(0.3)
Distributions to partners	—	(64.1)	(29.0)	(2.0)	—	(95.1)

December 31, 2008	—	794.5	304.7	21.4	(2.2)	1,118.4

Net income	—	93.9	36.3	5.7	—	135.9
Unrealized mark-to-market net loss on hedges	—	—	—	—	(4.9)	(4.9)
Reclassification of cash flow hedges into earnings	—	—	—	—	4.9	4.9

Total comprehensive income						135.9

Issuance of units	—	207.8	—	4.4	—	212.2
Attributed deferred tax expense	—	(0.1)	—	—	—	(0.1)
Distributions to partners	—	(81.4)	(32.7)	(4.3)	—	(118.4)
Other, net	—	0.3	0.2	—	—	0.5

December 31, 2009	—	1,015.0	308.5	27.2	(2.2)	1,348.5

Net income	—	119.0	18.3	10.6	—	147.9
Unrealized mark-to-market net loss on hedges	—	—	—	—	(2.1)	(2.1)
Reclassification of cash flow hedges into earnings	—	—	—	—	4.6	4.6
Additional equity interest in Gulfstream’s other comprehensive income	—	—	—	—	2.5	2.5

Total comprehensive income						152.9

Excess purchase price over net acquired assets in Gulfstream acquisition	—	(147.3)	—	(2.8)	—	(150.1)
Issuance of units	—	281.1	—	5.9	—	287.0
Attributed deferred tax benefit	—	0.5	0.1	—	—	0.6
Distributions to partners	—	(109.4)	(27.2)	(9.3)	—	(145.9)
Contributions from general partner	—	—	—	1.4	—	1.4
Conversion of subordinated units to common units	—	299.7	(299.7)	—	—	—
Other, net	—	0.1	—	(0.1)	—	—

December 31, 2010	$—	$1,458.7	$—	$32.9	$2.8	$1,494.4

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. As of December 31, 2010, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 69% of us and the remaining 31% was publicly owned.

Initial Public Offering. On July 2, 2007, immediately prior to the closing of our initial public offering (IPO), Spectra Energy contributed to us 100% of the ownership of East Tennessee Natural Gas, LLC (East Tennessee) less certain working capital balances retained as per the partnership agreements, 50% of the ownership of Market Hub Partners Holding (Market Hub) and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Spectra Energy indirectly owned 100% of us prior to the closing of the IPO.

On July 2, 2007, we completed our IPO. We issued 11.5 million common units to the public, representing 17% of our outstanding equity. Spectra Energy retained an 83% equity interest in our partnership, including common units, subordinated units and a 2% general partner interest.

Basis of Presentation. The Consolidated Financial Statements for our partnership reflect the consolidation of East Tennessee, Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C.

(Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”) and Saltville Gas Storage L.L.C. (Saltville), of which we own 100% of each. Intercompany balances and transactions have been eliminated in consolidation. On April 4, 2008, we acquired the Saltville and P-25 pipeline acquisition (collectively, hereafter referred to as the “Saltville acquisition”) from a subsidiary of Spectra Energy. For periods prior to the Saltville acquisition, the combined financial statements were prepared from the consolidated financial statements of the partnership and separate records maintained by Spectra Energy Capital, LLC for the operations included in the Saltville acquisition. The combined financial results of these entities are treated as the historical results of our partnership for financial statement reporting purposes. Both the combined financial statements of Saltville and the consolidated financial statements of the partnership, as well as the consolidated financial statements of our partnership for the periods post the Saltville acquisition, are hereafter referred to as the Consolidated Financial Statements. The historical data for periods prior to the Saltville acquisition may not necessarily be indicative of the actual results of operations had the entity been operated separately during those periods. Because a direct ownership relationship did not exist between the partnership and Saltville prior to the Saltville acquisition on April 4, 2008, the net investment in our partnership is shown as Predecessor Equity in the applicable Consolidated Financial Statements.

We generally account for investments in 20% to 50%-owned affiliates, and investments in less than 20%-owned affiliates where we have the ability to exercise significant influence, under the equity method. Our 50% investment in Market Hub and 49% investment in Gulfstream are accounted for under the equity method. On November 30, 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, which increased our total investment in Gulfstream to 49%. We continue to account for Gulfstream under the equity method.

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

Cost-Based Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets are classified in the Consolidated Balance Sheets primarily as Regulatory Assets and Deferred Debits. We evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets. See Note 5 for further discussion.

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

Customers accounting for 10% or more of consolidated revenues during 2010, 2009 or 2008 are as follows:

	% of Revenues
Customer	2010		2009	2008
Atmos Energy Corporation	(a	)	10%	14%

(a)	Percentage less than 10%.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $0.7 million in 2010 (an equity component of $0.6 million and an interest expense component of $0.1 million), $0.1 million in 2009 (an equity component of $0.1 million) and $1.1 million in 2008 (an equity component of $0.9 million and an interest expense component of $0.2 million).

Income Taxes. Effective July 2, 2007, as a result of our MLP structure, we are no longer subject to federal income tax, but are still subject to Tennessee income tax. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that are pledged as collateral against long-term debt as discussed in Note 12, are considered cash equivalents.

Inventory. Inventory consists mainly of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at average cost.

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

Investments. We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all investments that are debt securities with maturity dates over one year and short-term money market securities that are pledged as collateral as available-for-sale (AFS). These AFS securities and other investments in money market securities are carried at fair value. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of AFS securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows. We had $209.0 million of investments in marketable securities pledged as collateral against long-term debt as discussed in Note 12 at December 31, 2010 and no investments at December 31, 2009. These investments are classified within Investments and Other Assets—Other Investments on the Consolidated Balance Sheet.

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2010, 2009 or 2008. Effective with our 2009 annual impairment test, we changed our test date from August 31 to April 1 in order to alleviate the information and resource constraints that historically existed during the third quarter and to better coincide with the completion of our long-term financial projections. See Note 10 for further discussion.

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

Property, Plant and Equipment. Property, plant and equipment are stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment is also capitalized. The costs of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment are expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

When we retire regulated property, plant and equipment, we charge the original cost plus the costs of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units, or retire or sell non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Preliminary Project Costs. Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are capitalized for rate-regulated enterprises when it is determined that recovery of such costs through regulated revenues of the completed project is probable. Any inception-to-date costs that were initially expensed are reversed and capitalized as Property, Plant and Equipment.

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

We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes in market conditions resulting from events such as changes in natural gas available to our systems, the condition of an asset, a change in our intent to utilize the asset or a significant change in contracted revenues or regulatory recoveries would generally require us to reassess the cash flows related to the long-lived assets.

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

Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no such aggregation within our defined business segment. A description of our reportable segment, Gas Transportation and Storage, consistent with how business results are reported internally to management, and the disclosure of segment information is presented in Note 4.

Consolidated Statements of Cash Flows. Cash flows from borrowings and repayments under revolving credit facilities are presented gross within Proceeds From Issuance of Debt under Credit Facilities and Payments for the Redemption Debt under Credit Facilities, respectively, within financing activities.

Distributions from Unconsolidated Affiliates. We consider distributions received from unconsolidated affiliates which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classify these amounts as Cash Flows From Operating Activities within the accompanying Consolidated Statements of Cash Flows. Cumulative distributions received in excess of cumulative equity in earnings subsequent to the date of investment are considered to be a return of investment and are classified as Cash Flows From Investing Activities.

New Accounting Pronouncements — 2010. The following new accounting pronouncements were adopted during 2010 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of the provisions on January 1, 2010 did not have any impact on our consolidated results of operations, financial position or cash flows.

2009. The following significant accounting pronouncements were adopted during 2009 and the effects of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:

Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This accounting standard results in the FASB Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures.” This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 for our goodwill impairment test did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 805, “Business Combinations.” This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this standard on January 1, 2009 as required.

ASC 815-10, “Derivatives and Hedging—Overall.” This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard effective January 1, 2009 as required.

ASC 275-10, “Risks and Uncertainties—Overall” and ASC 350-30, “Intangibles–Goodwill and Other–General Intangible Other than Goodwill.” These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 260-10, “Earnings Per Share—Overall.” This standard addresses the application of the two-class method for MLPs when incentive distribution rights (IDR) are present and entitle the IDR holder to a portion of distributions. The final consensus states that when earnings exceed distributions, the computation of net income per unit should be based on the terms of the partnership agreement. Accordingly, any contractual limitations on the distributions to IDR holders (e.g., limitations that only entitle IDR holders to “available cash”) would need to be determined for each reporting period. The adoption of the provisions of this standard on January 1, 2009 did not have any material impact on our computation of net income per limited partner unit.

ASC 855-10, “Subsequent Events—Overall.” This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

2008. There were no significant accounting pronouncements adopted during 2008 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

NOARK. In May 2009, we acquired all of the ownership interests of NOARK Pipeline System Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile FERC regulated interstate natural gas transmission system, and Ozark Gas Gathering, a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in 2009. See Note 12 for further discussion related to the debt and Note 17 for a discussion of the sale of common units.

The assets and liabilities of NOARK were recorded at their respective fair values as of the purchase date and the results of NOARK’s operations are included in the Consolidated Financial Statements beginning as of the effective date of the acquisition. For Ozark Gas Transmission, which records assets and liabilities resulting from the regulated rate making process, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

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

Gulfstream. On November 30, 2010, we acquired an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy for approximately $330.0 million, consisting of approximately $66.0 million in newly issued units, the assumption of $7.4 million in debt owed to Spectra Energy Capital LLC, a subsidiary of Spectra Energy and $256.6 million in cash, which was funded through borrowings under our credit facility. The acquisition increased our interest in Gulfstream to 49%.

The Gulfstream acquisition represented a transaction between entities under common control, but did not represent a change in reporting entity as Gulfstream is accounted for as an equity method investment. Accordingly, the Consolidated Financial Statements and related information presented herein include the results of the acquisition of additional interest in Gulfstream as of the date of the acquisition.

The additional 24.5% interest in Gulfstream was recorded at the historical book value of Spectra Energy of $179.9 million, including $2.5 million of additional equity interest in Gulfstream’s other comprehensive income. The $150.1 million excess purchase price over the book value of net assets acquired was recorded as a reduction to Partners’ Capital, and the $66.0 million of common and general partner units issued were recorded as increases to Partners’ Capital.

Following the acquisition of Gulfstream, we issued 6.9 million of our common units to the public, representing limited partner interests. The net proceeds from this offering were approximately $221.0 million, including our general partner’s proportionate unit purchase after deducting the underwriting fees. The proceeds were used to repay the $7.4 million loan assumed in the Gulfstream acquisition. The remaining $209.0 million in net proceeds (other than proceeds from our general partner) were used to purchase qualifying investment grade securities, which were assigned as collateral to secure the new term loan of an approximately equal principal amount. The proceeds of the term loan were used to repay revolving borrowings, which were incurred to fund a portion of the consideration of the Gulfstream acquisition. The approximately $4.6 million in proceeds from our general partner’s proportionate unit purchase were used for general partnership purposes.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2010	2009	2008
	(in millions)
Operating, maintenance and other expenses	$40.3	$35.6	$23.4
Interest expense	4.3	5.2	1.5

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in millions)
Receivables	$0.9	$0.6
Natural gas imbalance receivables	1.4	1.7
Current assets — other	0.5	0.6
Accounts payable	9.9	11.4
Note payable	34.0	27.5
Current liabilities — other	1.7	0.4
Deferred credits and other liabilities — other	—	4.8

See also Notes 1, 9, 12, 13 and 16 for discussion of specific related party transactions.

4. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision maker’s view of the business. This business segment is considered to be our sole reportable segment.

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT’s) rules and regulations. This segment includes East Tennessee, Ozark and Saltville.

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other mainly includes our equity investments in Gulfstream and Market Hub and unallocated corporate costs.

Gulfstream provides interstate natural gas pipeline transportation from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico into Florida for customers in central and southern Florida. Gulfstream’s operations are subject to the rules and regulations of the FERC and DOT.

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

Business Segment Data

	Total Revenues	Segment EBIT/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment/ Total Assets
	(in millions)
2010
Gas Transportation and Storage	$197.7	$97.8	$29.4	$25.8	$1,299.0
Other	—	65.8	—	22.5	923.5

Total	197.7	163.6	29.4	48.3	2,222.5
Interest income	—	0.1	—	—	—
Interest expense	—	16.2	—	—	—

Total consolidated	$197.7	$147.5	$29.4	$48.3	$2,222.5

2009
Gas Transportation and Storage	$178.9	$96.7	$28.5	$20.3	$1,286.7
Other	—	56.9	—	36.7	525.8

Total	178.9	153.6	28.5	57.0	1,812.5
Interest income	—	0.2	—	—	—
Interest expense	—	16.7	—	—	—

Total consolidated	$178.9	$137.1	$28.5	$57.0	$1,812.5

2008
Gas Transportation and Storage	$124.9	$61.5	$26.3	$47.0
Other	—	52.7	—	88.6

Total	124.9	114.2	26.3	135.6
Interest income	—	3.5	—	—
Interest expense	—	17.8	—	—

Total consolidated	$124.9	$99.9	$26.3	$135.6

5. Regulatory Matters

Regulatory Assets. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund Period Ends
	2010	2009
	(in millions)
Regulatory Assets(a)(b)
Regulatory asset related to income taxes(c)	$9.2	$8.6	(d	)
Vacation accrual (non-current)	1.7	1.6	2011
Deferred debt expense/premium(f)	4.0	4.6	(e	)
Fuel tracker(g)	1.1	0.6	2011

Total Regulatory Assets	$16.0	$15.4

(a)	Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)	All regulatory assets are excluded from rate base unless otherwise noted.
(c)	All amounts are expected to be included in future rate filings.
(d)	Amortized over the life of the related property, plant and equipment.
(e)	Prepayment penalty being amortized over the life of the retired debt.
(f)	Included in rate base.
(g)	Included in Current Assets.

There were no regulatory liabilities as of December 31, 2010 or 2009.

Rate Related Information

East Tennessee. East Tennessee placed into effect rates approved by the FERC in November 2005. Concurrent with the FERC rate approval, East Tennessee entered into a five year rate agreement which expired on October 31, 2010. East Tennessee currently operates under the tariff rates as approved by the FERC in November 2005.

Saltville. On September 1, 2008, Saltville placed into effect rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement includes a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates will remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Gulfstream. Gulfstream operates under rates approved by the FERC in 2007. In June 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities go in service. The projected filing date would be the fall of 2011.

Ozark Gas Transmission. Ozark Gas Transmission operates under rates established as a result of an uncontested settlement agreement with customers approved by the FERC in 2000. A Cost and Revenue Study was filed on February 1, 2011 by Ozark Gas Transmission as a result of a rate proceeding initiated by the FERC. Any resulting rate changes, if necessary, would be prospective and are not expected to be material.

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

The following details the components of income tax expense (benefit):

	2010	2009	2008
	(in millions)
Current income taxes
Federal(a)	$—	$—	$0.3
State	0.6	—	0.3

Total current income taxes	0.6	—	0.6

Deferred income taxes
Federal(b)	—	—	(2.0)
State	(1.0)	1.2	—

Total deferred income taxes	(1.0)	1.2	(2.0)

Total income tax expense (benefit)	$(0.4)	$1.2	$(1.4)

(a)	Saltville was subject to federal income taxes prior to the acquisition on April 4, 2008.
(b)	Includes a $2.5 million benefit in 2008 related to the elimination of accumulated deferred income tax liabilities.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Tax Expense (Benefit)

	2010	2009	2008
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$51.6	$48.0	$35.0
State income tax, net of federal income tax effect(a)	(0.4)	1.2	0.6
Entities not subject to income tax	(51.6)	(48.0)	(34.5)
Change in tax status	—	—	(2.5)

Total income tax expense (benefit)	$(0.4)	$1.2	$(1.4)

Effective tax rate	(0.3)%	0.9%	(b )

(a)	Includes federal income tax effects prior to the formation of the MLP.
(b)	Not meaningful.

Net Deferred Income Tax Liability Components

	December 31,
	2010	2009
	(in millions)
State deferred income tax, net of federal tax effect	$(9.0)	$(10.0)

The above deferred tax amounts have been classified in the Consolidated Balance Sheets as Deferred Credits and Other Liabilities.

No material increases or decreases related to uncertain tax benefits were recorded in 2010, 2009 or 2008.

7. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	2010	2009	2008
	(in millions, except per-unit amounts)
Net income	$147.9	$135.9	$101.3
Less:
Net income attributable to predecessor operations	—	—	1.6
General partner’s interest in net income — 2%	3.0	2.7	2.0
General partner’s interest in net income attributable to incentive distribution rights	7.6	3.0	0.5

Limited partners’ interest in net income	$137.3	$130.2	$97.2

Weighted average limited partner units outstanding — basic and diluted	81.0	76.4	69.4
Net income per limited partner unit — basic and diluted	$1.70	$1.71	$1.40

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

Incentive Distribution Rights. The general partner holds incentive distribution rights in accordance with the partnership agreement as follows:

	Total Quarterly Distribution		Marginal Percentage Interest in Distributions
	Target Per-Unit Amount		Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution		$0.30	98%	2%
First Target Distribution		up to $0.345	98%	2%
Second Target Distribution	above $	0.345 up to $0.375	85%	15%
Third Target Distribution	above $	0.375 up to $0.45	75%	25%
Thereafter		above $0.45	50%	50%

To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units.

8. Marketable Securities

In 2007, we invested a portion of the proceeds from our IPO in financial instruments, including money market and debt securities that frequently had stated maturities of 20 years or more. These investments were pledged as collateral against our term loan and were classified as Other Investments on the Consolidated Balance Sheet. There was no term loan outstanding or investments pledged as collateral at December 31, 2009 related to the 2007 IPO. We received proceeds on sales of $31.6 million of these investments in 2009 and we purchased $1,132.0 million and received proceeds on sales of $1,255.0 million of these investments in 2008. In the fourth quarter of 2010, we invested a portion of the proceeds from the equity issuance in commercial paper. These investments are pledged as collateral against new term loans that were used to repay revolving borrowings, which were used to fund a portion of the consideration of the additional interest in Gulfstream and are classified as Other Investments on the Consolidated Balance Sheet. There was $207.2 million of new term loans outstanding and $209.0 million of investments pledged as collateral at December 31, 2010. See Note 2 for additional information on the acquisition of additional interest in Gulfstream. We purchased $239.0 million and received proceeds on sales of $30.0 million of these investments in 2010.

The estimated fair values of long-term investments at December 31, 2010, classified as available-for-sale, are as follows:

	December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in millions)
Commercial paper	$—	$—	$209.0

9. Investments in Unconsolidated Affiliates

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 2 for further discussion. The equity earnings related to the additional 24.5% interest is included in our results from the date of the acquisition.

As of December 31, 2010, our investments in unconsolidated affiliates consisted of a 49% interest in Gulfstream and a 50% interest in Market Hub.

In 2009, Gulfstream issued $300.0 million aggregate principal amount of 6.95% Senior Notes due in 2016. Net proceeds were distributed to its members based upon their ownership percentages, which resulted in the distribution of $72.7 million to us.

In 2010, we received total distributions of $39.5 million from Gulfstream. Of these distributions, $33.4 million were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows from Investing Activities—Distributions Received From Unconsolidated Affiliates. In 2009, we received total distributions of $109.1 million from Gulfstream. Of these distributions, $38.6 million were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flows from Investing Activities—Distributions Received From Unconsolidated Affiliates. We received distributions of $28.5 million in 2008 and all which were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates on the Consolidated Statements of Cash Flows.

We received distributions from Market Hub of $47.7 million in 2010, $35.7 million in 2009 and $43.2 million in 2008, which were included in Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates.

Our share of cumulative undistributed earnings of Market Hub totaled $143.2 million and Gulfstream totaled $2.5 million at December 31, 2010.

As of December 31, 2010 and 2009, the carrying amounts of Gulfstream and Market Hub approximated the amount of underlying equity in their respective net assets.

Investments in Unconsolidated Affiliates

	December 31,
	2010	2009
	(in millions)
Gulfstream	$368.1	$184.2
Market Hub	360.5	352.1

Total	$728.6	$536.3

Equity in Earnings of Unconsolidated Affiliates

	2010	2009	2008
	(in millions)
Gulfstream	$35.5	$30.4	$27.5
Market Hub	39.6	40.3	33.9

Total	$75.1	$70.7	$61.4

10. Goodwill

All of our goodwill is in our Gas Transportation and Storage segment. There were no changes in goodwill between December 31, 2009 and 2010. Changes in the balance of goodwill from December 31, 2008 to December 31, 2009 follow (in millions):

Balance at December 31, 2008	$118.3
Increase due to the acquisition of NOARK(a)	149.6

Balance at December 31, 2009	$267.9

(a)	See Note 2 for further discussion.

No impairments of goodwill were recorded in 2010, 2009 or 2008. Based on the results of our annual impairment testing, the fair value of our reporting unit at December 31, 2010 significantly exceeded its carrying value. See Note 1 for discussion of goodwill impairment testing.

11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2010	2009
	(years)	(in millions)
Plant
Natural gas transmission	15-100	$991.2	$976.7
Storage	17-35	113.9	114.5
Gathering and processing facilities	5-40	11.5	10.9
Equipment	5-15	5.8	5.8
Vehicles	5-15	3.4	3.4
Land	—	2.3	2.3
Construction in process	—	14.5	3.8
Other	5-33	5.7	6.9

Total property, plant and equipment		1,148.3	1,124.3
Total accumulated depreciation and amortization		(206.8)	(179.0)

Total net property, plant and equipment		$941.5	$945.3

Substantially all of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2.7% for 2010, 2.8% for 2009 and 2.8% for 2008. We had no material capital leases at December 31, 2010 or December 31, 2009.

12. Debt and Credit Facility

Summary of Debt and Related Terms

	Interest Rate	Year Due	December 31,
			2010	2009
			(in millions)
East Tennessee notes payable	5.71%	2012	$150.0	$150.0
Credit facility — revolving(a)	0.61%	2012	298.6	240.0
Credit facility — term (a)(b)	0.47%	2013	207.2	—
Note payable — affiliate(a)	0.27%	2012	34.0	27.5

Total debt			689.8	417.5
Note payable — affiliate(c)			(34.0)	(27.5)

Total long-term debt			$655.8	$390.0

(a)	Borrowings bearing interest based on a one-month London InterBank Offering Rate.
(b)	Secured by $209.0 million of investments classified as Other Investments on the Consolidated Balance Sheet.
(c)	This note is payable on demand to Market Hub and therefore classified as current. Net borrowings were $6.5 million in 2010.

All scheduled debt repayments are in 2012, corresponding to the year due for all outstanding long-term debt instruments, with the exception of the term debt which is due in 2013. We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.

East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of December 31, 2010, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

Credit Facility Summary	Expiration Date	Credit Facility Capacity	Outstanding as of December 31, 2010
			Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$298.6

Effective as of July 2, 2007, we entered into a five-year $500.0 million credit agreement that included both term and revolving borrowing capacity, of which we borrowed $194.0 million of term borrowings and $125.0 million of revolving borrowings upon the closing of the IPO. The term loans were repaid in 2008 and 2009 and that feature of the credit facility was no longer available.

In the fourth quarter of 2010, the credit facility was amended to allow up to $275.0 million of new term loans. We borrowed $207.2 million in new term loans and used the proceeds to repay revolver borrowings. The revolver borrowings were incurred to fund a portion of the consideration of the Gulfstream acquisition. Our obligations under the revolving credit facility are unsecured and the new term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The term loan allows for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is repaid, which would be financed using the revolving credit facility. Investments in marketable securities totaled $209.0 million at December 31, 2010. See Note 8 for further discussion on these investments.

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, to interest expense of 2.5 or greater. As of December 31, 2010, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

In 2009, as part of the NOARK acquisition, we borrowed $70.0 million under a credit facility with a subsidiary of Spectra Energy. This borrowing carried interest at an annual rate of 9.75%. We repaid the $70.0 million and the associated interest payable on May 27, 2009 with the proceeds from our sale of common units and the credit facility was terminated. See Note 17 for further discussion on the sale of common units.

13. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis:

Description	Consolidated Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Other investments	$209.0	$—	$209.0	$—

Total Assets		$209.0	$—	$209.0	$—

Interest rate swap liabilities	Current liabilities — other — affiliates	$2.0	$—	$2.0	$—
Interest rate swap liabilities	Deferred credits and other liabilities — other	0.7	—	0.7	—

Total Liabilities		$2.7	$—	$2.7	$—

Description	Consolidated Balance Sheet Caption	December 31, 2009
		Total	Level 1	Level 2	Level 3
		(in millions)
Interest rate swap liabilities	Current liabilities — other — affiliates	$0.4	$—	$0.4	$—
Interest rate swap liabilities	Deferred credits and other liabilities — other	0.4	—	0.4	—
Interest rate swap liabilities	Deferred credits and other liabilities — other — affiliates	4.8	—	4.8	—

Total Liabilities		$5.6	$—	$5.6	$—

Level 2 Valuation Techniques. Fair values of our financial instruments, which include interest rate swaps and corporate debt securities that are actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency. For interest rate swaps, we utilize data obtained from multiple sources for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps are discounted to present value. In addition, credit default swap rates are used to develop the adjustment for credit risk embedded in our positions. We believe that since some of the inputs and assumptions for the calculations of fair value are derived from observable market data, a Level 2 classification is appropriate.

Financial Instruments. The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	December 31, 2010		December 31, 2009
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt	$655.8	$667.1	$390.0	$394.5
Commercial paper	209.0	209.0	—	—

The fair values of long-term debt consider the terms of the related debt absent the impacts of hedging activities. The fair value of cash and cash equivalents, accounts receivable, accounts payable and note payable—affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2010 and 2009, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

14. Deferred Revenues

East Tennessee has a long-term customer contract that began in 2002 with billed amounts that decline annually over the term of the contract. The revenues billed annually over the 20 year term of the contract range from $9.9 million to $6.2 million. The annual amount of revenue recognized is $9.4 million, with the difference deferred in Other within Deferred Credits and Other Liabilities on the accompanying Consolidated Balance Sheets. The deferred revenue for this contract was $3.1 million as of December 31, 2010 and $2.9 million as of December 31, 2009.

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

Environmental. We are subject to various federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some of which involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Leases. We lease assets in several areas of operations. Rental expense for these leases was $2.2 million in 2010, $1.9 million in 2009 and $2.0 million in 2008. Future minimum rental payments under operating leases are $0.1 million for each year from 2011 through 2013 and a total of $0.1 million for 2014 through 2015.

16. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposure and by monitoring the effects of market changes in interest rates. We also use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility.

In June 2008, we entered into a series of two and three-year interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In February 2009, we entered into a series of three-year interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. During the second quarter of 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired, thereby reducing our total notional amount from $180.0 million as of December 31, 2009 to $155.0 million as of December 31, 2010. These interest rate swaps were designated as effective cash flow hedges. Through

December 31, 2010, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in AOCI in the Consolidated Balance Sheets. It is estimated that $2.6 million of losses reported in AOCI at December 31, 2010 will be reclassified into earnings during the next 12 months. Other than these interest rate swaps, we did not have any derivatives outstanding at December 31, 2010.

Derivative Portfolio Carrying Value as of December 31, 2010

Description	Maturity in 2011	Maturity in 2012	Maturity in 2013	Maturity in 2014 and Thereafter	Total Carrying Value
	(in millions)
Interest rate swap liabilities	$2.0	$0.7	$—	$—	$2.7

The amounts in the table above represent the liabilities for unrealized gains and losses on mark-to-market and hedging transactions on our Consolidated Balance Sheet and do not include derivative positions of our equity investments.

See Note 13 for information regarding the presentation of these derivative positions on our Consolidated Balance Sheets.

The effective portion of losses recognized in Other Comprehensive Income follows:

Cash Flow Hedging Derivatives	2010	2009	2008
	(in millions)
Interest rate swaps	$(2.1)	$(4.9)	$(6.2)

The reclassifications from Other Comprehensive Income into income on derivatives follow:

Cash Flow Hedging Derivatives	Consolidated Statements of Operations Caption	2010	2009	2008
		(in millions)
Interest rate swaps	Interest expense	$4.6	$4.9	$0.5

Credit Risk. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located mainly throughout the southeastern quadrant of the United States. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash deposits, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

17. Sale of Common Units

In 2009, we issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, and received net proceeds of $212.2 million. As further discussed in Note 2 and Note 12, we used the net proceeds from the offering to repay $142.2 million drawn on our available bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy.

In the fourth quarter of 2010, we issued 6.9 million common units to the public representing limited partner interests. The net proceeds from this offering were approximately $221.0 million, including our general partner’s proportionate unit purchase after deducting the underwriting discount. As further discussed in Note 2 and Note 12, we used the net proceeds from the offering to repay the $7.4 million loan assumed in the Gulfstream acquisition. The remaining $209.0 million in net proceeds (other than proceeds from our general partner’s unit purchase) was used to purchase qualifying investment grade securities. The approximately $4.6 million in proceeds from our general partner’s proportionate unit purchase were used for general partnership purposes.

18. Equity-Based Compensation

Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We did not award phantom units in 2010. We awarded 10,000 units in 2009 and 5,000 units in 2008. The total fair value of the units vested was $2.4 million in 2010. The total fair value of the units vested was not significant in 2009 and 2008.

Phantom Unit Awards
(in thousands)
Outstanding at December 31, 2009	81
Granted	—
Vested	(69)
Forfeited	—

Outstanding at December 31, 2010	12

Awards expected to vest	10

We account for the phantom units as liability awards. Compensation expense for these awards of $1.2 million and $2.2 million was recorded in 2010 and 2009, respectively. As of December 31, 2010 and assuming no change in fair value, we expect to recognize $0.2 million of future compensation cost related to phantom awards in 2011.

19. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2010 and 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2010
Operating revenues	$50.5	$47.4	$49.0	$50.8	$197.7
Operating income	25.0	19.9	24.3	18.5	87.7
Net income	39.1	33.2	38.4	37.2	147.9
Net income per limited partner unit(a)	0.46	0.38	0.44	0.41	1.70

2009
Operating revenues	$35.6	$41.3	$49.8	$52.2	$178.9
Operating income	16.0	20.7	26.1	20.0	82.8
Net income	28.5	33.6	40.4	33.4	135.9
Net income per limited partner unit(a)	0.39	0.44	0.48	0.39	1.71

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

SPECTRA ENERGY PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES

	Balance at Beginning of Period	Additions:		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2010:
Allowance for doubtful accounts	$0.1	$0.2	$—	$—	$0.3
Other	—	—	—	—	—

	$0.1	$0.2	$—	$—	$0.3

December 31, 2009:
Allowance for doubtful accounts	$0.5	$—	$—	$0.4	$0.1
Other	—	—	—	—	—

	$0.5	$—	$—	$0.4	$0.1

December 31, 2008:
Allowance for doubtful accounts	$0.3	$0.3	$—	$0.1	$0.5
Other(b)	1.7	—	—	1.7	—

	$2.0	$0.3	$—	$1.8	$0.5

(a)	Principally cash payments and reserve reversals.
(b)	Principally a right-of-way dispute.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Board of Directors of the General Partner annually review the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with the General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with the General Partner. The members of the Audit Committee and Conflicts Committee each meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934 (Exchange Act) as amended, to serve on an audit committee of a board of directors.

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

The General Partner does not receive any management fee or other compensation for its management of our partnership under the omnibus agreement with Spectra Energy, as amended (Omnibus Agreement) or otherwise. Under the terms of the Omnibus Agreement, we reimburse Spectra Energy up to $3.6 million annually for the provision of various general and administrative services for our benefit, which amount is adjusted for inflation until December 2013. We also reimburse Spectra Energy for direct expenses incurred on our behalf and expenses allocated to us as a result of becoming a public entity. The partnership agreement provides that the General Partner will determine the expenses that are allocable to us.

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

Name	Age	Position with Spectra Energy Partners GP, LLC
Gregory J. Rizzo	54	President, Chief Executive Officer and Director
Laura Buss Sayavedra	43	Vice President and Chief Financial Officer
Fred J. Fowler	65	Chairman
Steven D. Arnold	50	Director
Stewart A. Bliss	77	Director
Nora Mead Brownell	64	Director
Patrick J. Hester	59	Director
Theopolis Holeman	61	Director
R. Mark Fiedorek	48	Director
J.D. Woodward, III	61	Director

Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Gregory J. Rizzo was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and was named President and Chief Executive Officer in December 2008. Since January 2007, he also serves as Group Vice President of U.S. Regulatory Affairs for Spectra Energy Corp. Mr. Rizzo previously served as Group Vice President for Duke Energy Gas Transmission — Northeast Pipelines from March 2004 until assuming his current position. Mr. Rizzo was elected to serve as a director because he is our President and Chief Executive Officer and because of his experience serving Spectra Energy Corp in leadership roles in the areas of marketing, pricing, regulatory affairs, risk management and systems planning.

Laura Buss Sayavedra was named to her current position in July 2008. In January 2007, she was named Vice President, Strategic Development and Analysis for Spectra Energy Corp. She previously served at Duke Energy Gas Transmission as General Manager, Strategic Planning and Development from July 2005 to December 2006. She served as Vice President, Operations and Analytics of Duke Energy North America from May 2004 to June 2005 and Senior Director of Energy Marketing from January 2003 to April 2004.

Fred J. Fowler was elected to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008. He retired as President and Chief Executive Officer of Spectra Energy Corp in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler was elected to the board of EnCana Corp effective February 1, 2010. Mr. Fowler was elected serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.

Steven D. Arnold was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on the Audit Committee and on the Conflicts Committee as Chairman. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold currently serves on the Advisory Boards of Avalon Advisors, LLC, in Texas and Alliance Real Estate Value Funds in Colorado. Mr. Arnold was elected to serve as a director because of his energy industry and financial expertise. Mr. Arnold brings a strong risk assessment and strategic expertise to the board.

Stewart A. Bliss was elected to the Board of Directors of Spectra Energy Partners GP, LLC in June 2007 and chairs the Audit Committee and serves on the Conflicts Committee. Mr. Bliss has been an independent financial consultant and senior business advisor in Denver, Colorado for many years, with expertise that also includes mergers and acquisitions. In early 2007, he served as interim director of the Colorado Department of Economic Development and International Trade. Mr. Bliss was a senior advisor with Green Manning & Bunch, Ltd., a Denver-based investment banking firm from 2000 until 2007. Until 2007, he served as lead director and chair of the audit committee on Kinder Morgan Inc.’s Board of Directors. Mr. Bliss currently is a Trustee of The Colorado School of Mines and a member of the board of The Colorado History Museum/Colorado Justice Center Building, Inc. Mr. Bliss was elected to serve as a director because he brings knowledge and experience of the energy industry as well as valuable knowledge on public company governance and audit issues.

Nora Mead Brownell was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on our Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission (FERC) where she served until the expiration of her term in June 2006. Prior to the FERC, Ms. Brownell served as a member of the Pennsylvania Public Utility Commission from 1997 to 2001. Ms. Brownell also currently serves on the Board of Directors of Comverge, Inc., an energy technology company, Enerl, Inc., an energy technology company, and ONCOR, Inc., a regulated electric distribution and transmission company. Ms. Brownell is co-founder and principal of ESPY Energy Solutions, LLC, a woman-owned independent energy consulting company. Ms. Brownell was elected to serve as a director because she brings a diverse background that includes experience in business and the regulatory arenas.

Patrick J. Hester was elected to the Board of Directors of Spectra Energy Partners GP, LLC in October 2008. He also serves as Associate General Counsel for Spectra Energy Corp’s Northeast region. Mr. Hester previously served as Vice President, Project Management and Development for Duke Energy Gas Transmission from 2005 until he assumed his current position and was Interim General Counsel for Spectra Energy from October 2008 to March 2009. Previously he was General Counsel for Duke Energy Gas Transmission-East from 2003. Mr. Hester was elected a director because of his engineering and project expertise in the gas transportation business. He brings a strong operational, legal and regulatory expertise to the Board.

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

R. Mark Fiedorek was elected to the Board of Directors of Spectra Energy Partners GP, LLC in December 2008. He also serves as Group Vice President of Spectra Energy Corp’s U.S. Transmission and Storage — Southeast. He previously served as Vice President of Asset Optimization and Marketer Services since 2002 until 2007 when he was named to his current position with Spectra Energy Corp. Mr. Fiedorek was elected as a director because he has served in a variety of senior positions at Spectra Energy Corp focusing on the natural gas transmission business, mainly in the supply, operations and marketer services areas.

J.D. Woodward, III was elected to the board in September 2009. Mr. Woodward is President of Woodward Development Inc., a real estate and energy investment firm and a managing member of Woodward-Apple Springs, LLC, an owner and operator of natural gas midstream assets in East Texas. He retired in 2006 from Atmos Energy as Senior Vice President of Non-Utility Operations. Mr. Woodward was selected to serve as a director because he understands the operations of a large corporation, with a particular focus on customer issues. Mr. Woodward is an experienced senior executive in the energy industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange

Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2010.

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

Mr. Bliss has been designated by the Board of Directors as the Audit Committee’s financial expert meeting the requirements promulgated by the SEC based upon his education and employment experience as more fully detailed in Mr. Bliss’ biography set forth above.

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

Principles for Corporate Governance and Code of Business Ethics

We have adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance. We have also adopted the Spectra Energy Code of Business Ethics applicable to persons serving as the General Partner’s officers and directors.

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

•

received the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte & Touche, LLP’s communications with the audit committee concerning independence from Spectra Energy Partners and its subsidiaries, and has discussed with Deloitte & Touche, LLP the firm’s independence;

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

•

based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2010, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

Audit Committee

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

February 23, 2011

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

References below to “Spectra Energy Partners,” “we,” “our,” “us,” or similar terms refer to Spectra Energy Partners, LP.

This compensation discussion and analysis is intended to provide information about the design and purpose of compensation programs applicable to the officers of the general partner of our partnership listed in the Summary Compensation Table. We do not directly employ any of the persons responsible for managing our business and we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Spectra Energy. Our reimbursement for the compensation of executive officers is governed by the Omnibus Agreement and is generally based on time allocated to us during a period.

Compensation paid or awarded by us in 2010 to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer, and together with our principal executive officer, our “named executive officers”) reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the Omnibus Agreement. The Compensation Committee of the Board of Directors of Spectra Energy (Compensation Committee) has ultimate decision making authority with respect to the compensation of our named executive officers other than with respect to awards of equity in our partnership, for which our Board retains control. The elements of compensation discussed below, other than our partnership equity based compensation, and Spectra Energy’s decisions with respect to determinations on payments, was not subject to approvals by the Board of Directors of our general partner. Compensation of our named executive officers was approved by the Compensation Committee, and awards under our long-term incentive plan were recommended by the Compensation Committee and approved by the Board of Directors of Spectra Energy Partners GP, LLC.

With respect to compensation objectives and decisions regarding our named executive officers for 2010, the Compensation Committee approved the cash compensation, and recommended equity based compensation, of our named executive officers based on its compensation philosophy, which includes rewarding both continued employment and performance through a combination of short-term cash incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data to determine relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the Compensation Committee for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy consulted with compensation consultants with respect to determining 2010 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority.

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

Committee Advisors

Since 2007, the Compensation Committee retained ExeQuity, LLP, as its independent compensation consultant. ExeQuity reports directly to the Compensation Committee with respect to matters related to executive compensation, best practices and analysis of meeting materials prepared by management. ExeQuity generally confers with the Chair of the Compensation Committee and the Compensation Committee itself independently of management and discusses compensation matters with management on a limited basis at the direction of the Compensation Committee. In addition, ExeQuity meets with the Compensation Committee in executive session without the presence of management following each meeting. ExeQuity performs no other services for Spectra Energy other than its services as independent consultant to the Compensation Committee. In 2010, ExeQuity reviewed materials provided to the Committee by management, consulted with the chairman prior to meetings regarding agenda items and attended meetings of the Compensation Committee.

Elements of the Compensation Program

The objective of Spectra Energy’s compensation program is to link total compensation to both individual and company performance, on both a short and long-term basis, with significant percentages of potential earning opportunities based on the achievement of predetermined performance targets. As such, the compensation program is a valuable tool that assists us in attracting, retaining and incenting well qualified executives.

The following table sets forth the principal components of compensation for our named executive officers:

Component	Description	Rationale

Salary	Compensation paid in cash throughout the year.	Provides compensation for performing day-to-day responsibilities.

Short-Term Incentive	Annual cash payment based on the achievement of defined financial and individual performance goals.	Makes significant percentage of cash compensation contingent on specific financial targets and individual performance objectives. These objectives are considered to be appropriate measures of the business imperatives that are necessary to build a solid record of financial success and operational excellence.

Long-Term Incentive	Performance share units and phantom awards.	Rewards long-term company performance, aligns the interests of executives with unitholders and shareholders of Spectra Energy, creates equity ownership and provides retention incentive.

Retirement	Spectra Energy sponsored retirement and savings plans.	Provides retention incentives and rewards service through retirement-related payments and provides savings opportunities.

Factors Considered When Determining Total Compensation

Group Comparison. The Compensation Committee sets salaries and short-term and long-term incentive target levels based in part on what it believes to be the market median of compensation available to our executives in the market. The market for highly talented executives is competitive, and we believe our success depends on our ability to attract and retain executives who are incented through our compensation programs to successfully execute our long term objectives. We believe that hiring objectives cannot be achieved unless we offer compensation opportunities that are competitive in the marketplace. Accordingly, we use comparable market median data as a starting point for determining the adequacy of the compensation opportunities provided to our executives. The Compensation Committee considers market trends from general industry survey data. Specifically, the Compensation Committee has chosen to use the Towers Watson 2010 Compensation Data

Base© General Industry Survey as a source of market information because the Compensation Committee believes that the survey provides a reliable indication of compensation practices in companies that are comparable in size as measured by revenues.

External Market Conditions and Individual Factors. In addition to using benchmark survey data, the Compensation Committee also takes into account external market conditions and individual factors when establishing the total compensation of each named executive officer. Some of these factors include the executive’s performance, level of experience, position, tenure and responsibilities, competitive pressures for that position within the industry, economic developments, the condition of labor markets and the financial and market performance of the Spectra Energy Partners and Spectra Energy.

Risk Assessment of Total Compensation. The overall compensation mix of short-term and long-term compensation opportunities for our executives, as well as the components of these incentive opportunities are balanced to mitigate undue risk. No single measure of the short-term compensation program is greater than 25% of an individual’s targeted award for each of our named executive officers. Half of each executive’s long-term opportunity is contingent on the performance of Spectra Energy’s stock relative to its peers and stock ownership levels are required by each executive.

2010 Compensation Opportunities

The following table shows the 2010 target direct pay opportunities for our named executive officers.

2010 Target Pay Opportunity

Name	Salary	Short-Term Incentive Target Opportunity	Long-Term Incentive Target Opportunity	Total Target Pay Opportunity
Gregory J. Rizzo	$324,644	50%	100%	$811,610
Laura Buss Sayavedra	$211,000	40%	50%	$400,900

Salary. At the end of 2009, the Compensation Committee considered whether adjustments to salaries were appropriate and adjusted 2010 salaries of the named executive officers at that time, based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys and internal comparisons.

Short-Term Incentives. Short-term incentive opportunities, awarded under the Spectra Energy Executive Short-Term Incentive (STI) Plan for 2010, were designed to compensate executives for individual and company performance during the year based on goals set at the beginning of the year. The threshold, target and maximum incentive opportunities for each participant in the STI Plan during 2010 were established as a percentage of base salary. Cash incentives were earned based on the achievement of individual, corporate and business unit goals as determined by the Compensation Committee. Target STI awards expressed as a percentage of base annual salary for our named executive officers in 2010 are reflected in the “2010 Target Pay Opportunity” table above.

Under guidelines adopted for the 2010 STI program, participants were eligible to receive up to 190% of the amount of their STI target. Up to 200% of the target incentive amount contingent on financial or operational measures could be paid if performance at a specified maximum level was achieved. The maximum that could be earned for performance on individual measures was 150% of target. The amount that could be paid for performance at a specified minimum level for any measure was 50% of the target amount. No compensation was to be earned if performance fell below a specified minimum level.

As shown in the following table, STI payments for our named executive officers were based on the achievement of financial, operational and individual objectives related to management responsibilities for Spectra Energy and Spectra Energy Partners.

2010 Target Incentive Payment Opportunity

Measures	Mr. Rizzo	Ms. Sayavedra
Spectra Energy Ongoing EPS	20%	20%
Spectra Energy Transmission Return on Capital Employed	20%	20%
Spectra Energy Partners Distributable Cash	25%	25%
O&M Cost and Safety Initiatives	15%	15%
Individual	20%	20%

A summary of the 2010 individual objectives for each named executive officer and each objective weighting are shown in the following table.

Objective	Mr. Rizzo	Ms. Sayavedra
Enhancement of Spectra Energy Partners’ financial strength	50%	70%
Enhancement of Spectra Energy Partners’ standing in the investment community	—	30%
Leadership of Spectra Energy’s regulatory strategy	25%	—
FERC compliance	25%	—

Determination of 2010 Short-Term Incentive Payments

At the end of the 2010 cycle, management prepared a report on the achievement of financial, project and operational goals. These results were reviewed and approved by the Compensation Committee in February 2011 along with a review of the achievement of the named executive officers’ individual goals, including a calculation of the percentage achievement of each for purposes of the STI program. The Compensation Committee then approved payment of cash incentives for each of the named executive officers.

The amounts set forth below show target amounts for achieving the threshold, target and maximum levels established for each financial goal as well as the actual result. The percentage of the target opportunity achieved is shown in parentheses. For each category, achievement of the Threshold, Target and Maximum amounts would result in the payment of 50%, 100% and 200%, respectively, of the target level. For instance, the short-term incentive payment for an executive associated with Spectra Energy’s EPS results was calculated as 20% of such executive’s target cash incentive opportunity multiplied by the actual percentage achieved, which was 136.59%.

Measures	Threshold	Target	Maximum	Actual
Spectra Energy Ongoing EPS	$1.18	$1.42	$1.83	$ 1.57 (136.59%)
Spectra Energy Transmission Return on Capital Employed	10.2%	10.5%	11.1%	11.5% (200.00%)
Spectra Energy Partners Distributable Cash*	$166	$175	$193	$ 174.5 (97.22%)

*	In millions.

The following table is a summary of the payments made to each of our named executive officers together with the ratings achieved for individual goals. Satisfaction of individual goals at the Threshold, Target and Maximum levels results in the payment of 50%, 100% and 150%, respectively, of the target level.

2010 STI Awards

Name	Short-Term Incentive Award	Actual Individual Award as a Percent of Target Individual Award	Actual Payout as a Percent of Target Short-Term Incentive Award
Gregory J. Rizzo	$231,509	132.5%	143%
Laura Buss Sayavedra	$122,146	143.0%	145%

Long-Term Incentives. Spectra Energy provides long-term incentive opportunities to our executive officers to achieve an alignment of executive and shareholder interests and motivate executives to achieve strategic goals that will maximize shareholder value.

The Compensation Committee decided that its long term incentive program would consist of awards that result in share ownership when certain specific performance goals are achieved in combination with phantom restricted units that vest over a three-year period. We believe that the combination of these two forms of awards are an effective means of creating a focus on returns to shareholders and retaining our executive talent in a competitive market.

The performance share unit awards comprise 50% of the target value of annual long-term compensation and are earned based on how Spectra Energy performs relative to a group of energy companies over a three-year period. The companies in Spectra Energy’s long-term incentive peer group are:

Ameren Corp.	CenterPoint Energy	Consolidated Edison
Dominion Resources	DTE Energy	El Paso Corp.
Enbridge, Inc.	EQT Corporation (formerly Equitable Resources)	NiSource
National Fuel Gas Co.	ONEOK, Inc.	PG&E Corp.
Public Service Enterprise Group	Questar Corp.	Sempra Energy
Southern Union Company	TransCanada Corp.	Williams Companies
Xcel Energy

The Performance share unit awards generally vest only to the extent Spectra Energy’s Total Shareholder Return (TSR) is achieved over a three-year measurement period, as compared to the peer group, in accordance with the percentages outlined in the following table:

Relative TSR Performance Results	Percent Payout of Target Performance Share Units
80th Percentile or Higher	200.0%
50th Percentile (Target)	100.0%
30th Percentile	50.0%
Below 30th Percentile	0%

The Compensation Committee approved these payout levels after a review of similar plans in place by many of the companies in the peer group, after a review of the historical returns of the peer group and indices that track energy company performance, and after consultations with Spectra Energy’s outside compensation advisors. Once earned, performance share units will be converted to shares of Spectra Energy common stock.

Phantom units comprised the remaining 50% of annual long-term compensation grant value. These units will vest at the end of three years at which time they will be converted to shares of Spectra Energy common stock. Dividend equivalents accumulated from the date of grant will be paid in cash on the number of performance share units and phantom units at the time that units vest.

The table below shows long-term incentive awards granted to our named executive officers in 2010:

Name	Expected Value of Long-Term Incentive/Equity Grants as a Percentage of Base Salary	Number of Performance Share Units Granted	Number of Phantom Units Granted
Gregory J. Rizzo	100%	9,300	8,700
Laura Buss Sayavedra	50%	3,000	2,800

Determination of 2008-2010 Performance Share Unit Awards. The 2008 performance share unit cycle commenced on January 1, 2008 and ended on December 31, 2010. The performance share units vest based on Spectra Energy’s total shareholder return for the three year period as compared to the total shareholder return for companies in Spectra Energy’s customized long-term incentive peer group, which is the same long-term incentive peer group used for the 2010 awards listed above. Spectra Energy’s total shareholder return for the three year period is 13.18% which is at the 68th percentile of the peer group. This results in a payout percentage of 160%. The following table lists the resulting number of 2008-2010 performance share units that vested and the amount of associated dividend equivalents:

Name	Vested Performance Share Units	Dividend Equivalent Payment
Gregory J. Rizzo	9,920	$29,661
Laura Buss Sayavedra	3,200	$9,568

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

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

EXECUTIVE COMPENSATION

The table below sets forth compensation of Spectra Energy Partners’ named executive officers for 2008, 2009 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Gregory J. Rizzo(5)	2010	324,644	—	469,518	—	231,509	87,086	35,979	1,148,736
President and Chief Executive Officer	2009	315,188	—	574,446	—	205,799	115,348	32,996	1,243,777
	2008	307,500	—	331,330	—	198,842	78,857	35,014	951,543

Laura Buss Sayavedra(6)	2010	211,000	—	151,320	—	122,146	48,142	25,620	558,228
Vice President and Chief Financial Officer	2009	205,001	—	119,636	—	108,998	33,908	16,283	483,826
	2008	194,272	—	202,587	—	116,607	12,915	15,666	542,047

(1)	This column reflects the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718 with respect to performance share units and phantom unit awards granted each year. The aggregate dollar amount was determined without regard to any estimate of forfeitures related to service-based vesting conditions.

(2)	This column includes amounts payable under the Spectra STI Plan with respect to the 2010, 2009 and 2008 performance periods. Unless deferred, these amounts were paid in March 2011, March 2010 and March 2009, respectively.

(3)	This column includes the amounts listed below. These figures represent the change in value during the twelve month period ending December 31.

	Gregory J. Rizzo	Laura Buss Sayavedra
Change in actuarial present value of accumulated benefit under the Spectra Energy Retirement Cash Balance Plan for the period beginning on January 1, 2010 and ending on December 31, 2010	$34,157	$39,576
Change in actuarial present value of accumulated benefit under the Spectra Energy Executive Cash Balance Plan for the period beginning on January 1, 2010 and ending on December 31, 2010	52,929	8,566

Total	$87,086	$48,142

(4)	All Other Compensation column includes the following for 2010:

	Gregory J. Rizzo	Laura Buss Sayavedra
Matching contributions under the Spectra Energy Retirement Savings Plan	$14,700	$14,204
Premiums for life insurance coverage provided under Life Insurance Plans	1,652	445
Make-whole matching contribution credits under the Spectra Energy Executive Savings Plan	17,127	4,996
Charitable contributions made in the name of the Executive under Spectra Energy’s matching gift policy	2,500	5,975

Total	$35,979	$25,620

(5)	Mr. Rizzo became President and Chief Executive Officer effective December 1, 2008. Compensation for the entire fiscal year 2008 is disclosed for Mr. Rizzo.

(6)	Ms. Sayavedra became Vice President and Chief Financial Officer effective July 1, 2008. Compensation for the entire fiscal year 2008 is disclosed for Ms. Sayavedra.

2010 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Gregory J. Rizzo			81,161	162,322	308,412
Gregory J. Rizzo	2/23/2010	2/22/2010				4,650	9,300	18,600		284,208
Gregory J. Rizzo	2/23/2010	2/22/2010							8,700	185,310
Laura Buss Sayavedra			42,200	84,400	160,360
Laura Buss Sayavedra	2/23/2010	2/22/2010				1,500	3,000	6,000		91,680
Laura Buss Sayavedra	2/23/2010	2/22/2010							2,800	59,640

(1)	The awards reflected in the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column were granted for the 2010 performance period under the terms of the Spectra Energy Corp Executive STI Plan. The actual amounts payable to each executive under the terms of such plan are disclosed in the Summary Compensation Table.

(2)	Awards reflected in these columns with a grant date of February 23, 2010 were made in shares of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan.

(3)	All awards reflected in this column were computed in accordance with FASB ASC Topic 718. The per share full grant date fair value of the phantom units and performance share units granted on February 23, 2010 is $21.30 and $30.56, respectively.

When Duke Energy spun-off its gas businesses to form Spectra Energy, equitable adjustments were made with respect to outstanding stock options and other forms of equity awards originally denominated in shares of Duke Energy common stock. All such awards were adjusted into two separate awards, one denominated in shares of Duke Energy common stock and one denominated in shares of Spectra Energy common stock. The number of shares of Spectra Energy common stock distributed to award holders was equal to the number of Spectra Energy shares that a shareholder of Duke Energy common stock would have received effective on the January 2, 2007 spin date (i.e., a ratio of 0.5 shares of Spectra Energy common stock for every one share of Duke Energy common stock). With respect to stock options, the per share option exercise price of the original Duke Energy stock option was proportionally allocated between the two types of stock options taking into account the distribution ratio and the relative per share trading prices following the distribution. The resulting Duke Energy and Spectra Energy awards continue to be subject to the vesting schedule under the original Duke Energy award agreement. For purposes of vesting of options and phantom units and the post-termination exercise periods applicable to the options, continued employment with Spectra Energy is considered to be continued employment with the issuer of the options or shares of phantom units. The adjustments preserved, but did not increase, the value of the equity awards.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregory J. Rizzo(5)	SE	3,850		32.44
	DUK	7,700		21.47	12/19/2011
	SE	1,700		32.54
	DUK	3,400		21.54	4/1/2012
	SE	38,200		25.64	2/27/2017
						SE	27,594	689,574
						SEP	10,000	328,500
						DUK	988	17,596

						Total		1,035,670

						SE			45,400	1,134,546

Laura Buss Sayavedra(4)	SE	1,350		32.44
	DUK	2,700		21.47	12/19/2011
	SE	825		11.86	2/25/2013
	SE	10,100		25.64	2/27/2017
						SE	8,921	222,936
						SEP	1,670	54,860
						DUK	242	4,310

						Total		282,106

						SE			14,800	369,852

(1)	For options granted February 27, 2007, the exercise price is equal to the closing price of Spectra Energy common stock on the date of grant. For options granted prior to December 31, 2006, the exercise price for the original Duke Energy options is equal to the closing price of Duke Energy common stock on the date of grant. In connection with the spin-off of Spectra Energy effective January 2, 2007, all Duke Energy equity awards were adjusted to reflect the change in the price of Duke Energy common stock that occurred as a result of the spin-off, and an additional award denominated in Spectra Energy common shares was granted. The adjustments preserved, but did not increase, the value of the equity awards. The following chart indicates the original and adjusted exercise prices of each Duke Energy stock option. In addition, the chart indicates exercise prices for stock options granted on January 2, 2007 at Spectra Energy associated to each grant date at Duke Energy:

Date of Grant	Duke Energy Original Option Exercise Price	Duke Energy Adjusted Option Exercise Price	Spectra Energy Option Exercise Price Granted on January 2, 2007
December 19, 2001	$37.68	$21.47	$32.44
April 1, 2002	37.80	21.54	32.54
February 25, 2003	13.77	7.85	11.86

(2)	Mr. Rizzo and Ms. Sayavedra received Spectra Energy and Duke Energy phantom units as follows:
a.	On February 23, 2010, February 24, 2009 and February 26, 2008, Spectra Energy shares were granted which, subject to certain exceptions, vest on the third anniversary of the date of grant.
b.	On April 4, 2006, Duke Energy shares were granted which, subject to certain exceptions, vest in equal installments on the first five anniversaries of the date of grant. Outstanding Duke Energy shares and corresponding Spectra Energy shares related to this award are included above.
(3)	Mr. Rizzo and Ms. Sayavedra received performance share units on February 23, 2010 and February 24, 2009 that, subject to certain exceptions, are eligible for vesting on December 31, 2012 and December 31, 2011, respectively. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K, performance share units are listed at the maximum number of units.
(4)	On October 1, 2008, Ms. Sayavedra received a grant in the amount of 5,000 units, which, subject to certain exceptions, vest in equal installments on the first three anniversaries of the date of grant.
(5)	On February 26, 2009, Mr. Rizzo received a grant in the amount of 10,000 units, which, subject to certain exceptions, vest on the third anniversary of the date of grant.

2010 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Gregory J. Rizzo
Spectra Energy			17,508	474,935
Spectra Energy Partners			3,700	141,081
Duke Energy	2,124	21,582	1,976	32,367

Total				648,383

Laura Buss Sayavedra
Spectra Energy			5,138	140,821
Spectra Energy Partners			2,665	101,533
Duke Energy			476	7,797

Total				250,151

(1)	The value realized upon exercise was calculated based on the closing price of a share of Duke Energy common stock on the date of option exercise.
(2)	The value realized upon vesting of stock awards was calculated based on the closing price of a share of common stock or unit for the respective equity on the respective vesting date and includes cash payments to Mr. Rizzo and Ms. Sayavedra in the amount of $63,329 and $23,622, respectively, for dividend and distribution equivalents paid at the time of vesting on earned phantom and performance share units.

Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance Plan

Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. A more detailed description of the plans that comprise Spectra Energy’s pension program follows.

Each of the Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2010. Officers participated in the Spectra Energy Retirement Cash Balance Plan (“RCBP”), which is a noncontributory, defined benefit retirement plan that is intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and affiliates. The RCBP provides benefits under a “cash balance account” formula.

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

Each of the Spectra Energy Partners executive officers was eligible to participate in the Spectra Energy Executive Cash Balance Plan (“ECBP”), which is a noncontributory, defined benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the annual compensation limit ($245,000 for 2010) under the Internal Revenue Code that applies to the determination of pay credits under the RCBP, (b) certain deferred compensation that is not recognized by the RCBP, (c) restoration of benefits in excess of a defined benefit plan maximum annual benefit limit ($195,000 for 2010) under the Internal Revenue Code that applies to the RCBP, and (d) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service, and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.

Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by us.

The following table provides information related to each plan that provides for payments or other benefits at, following or in connection with retirement, determined as of December 31, 2010.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Gregory J. Rizzo	Spectra Energy Retirement Cash Balance Plan	31.34	501,451	—
Gregory J. Rizzo	Spectra Energy Executive Cash Balance Plan	31.34	275,512	—
Laura Buss Sayavedra	Spectra Energy Retirement Cash Balance Plan	15.15	175,972	—
Laura Buss Sayavedra	Spectra Energy Executive Cash Balance Plan	15.15	22,218	—

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gregory J. Rizzo Spectra Energy Executive Savings Plan	10,290	17,127	47,163	—	473,912
Laura Buss Sayavedra Spectra Energy Executive Savings Plan	4,220	4,996	414	—	9,630

(1)	Executive contributions credited to the plan in 2010 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2010 but reported in the table as compensation earned in 2009.
(2)	Reflects make-whole matching contribution credits made in 2010 under the plan with respect to elective salary deferrals made by executives during 2010. See footnote 4 to the “Summary Compensation Table” for the amount of make-whole matching contribution credits made with respect to elective compensation deferrals made by executives during 2010.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, each Spectra Energy Partners executive officer would be entitled to compensation in the event his or her employment terminates. The amount of the compensation is contingent upon a variety of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to named executive officers are described below, followed by a table that quantifies the amount that would become payable to each Spectra Energy Partners executive officer as a result of his or her termination of employment. The amounts shown assume that such termination was effective as of December 31, 2010 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of named executive officer’s termination of employment.

The following table summarizes the consequences under Duke Energy’s long-term incentive award agreements that would occur in the event of a change in control or the termination of employment of a Spectra Energy Partners executive officer, without giving effect to the change in control agreements described below.

Event	Consequences
Change in Control	Phantom Units—continue to vest
Termination with cause	Phantom Units—the executive’s right to unvested portion of award terminates immediately
Voluntary termination (not retirement eligible)	Phantom Units—the executive’s right to unvested portion of award terminates immediately
Involuntary termination without cause (not retirement eligible)	Phantom Units—prorated portion of award vests
Voluntary termination or involuntary termination without cause (retirement eligible)	Phantom Units—continue to vest
Involuntary termination after a Change in Control	Phantom Units—award vests
Death or Disability	Phantom Units—prorated portion of award vests

The following table summarizes the consequences under Spectra Energy and Spectra Energy Partners’ long-term incentive award agreements that would occur in the event of a change in control or the termination of employment of a Spectra Energy Partners executive officer, without giving effect to the change in control agreements described below.

Event	Consequences

Change in Control	Phantom Units—continue to vest Performance Share Units—award vests based on target performance

Termination with cause	Phantom and Performance Share Units—the executive’s right to unvested portion of award terminates immediately

Voluntary termination (not retirement eligible)	Phantom and Performance Share Units—the executive’s right to unvested portion of award terminates immediately

Involuntary termination without cause (not retirement eligible)	Phantom Units—prorated portion of award vests Performance Share Units—prorated portion of award vests based on actual performance after performance period ends

Voluntary termination or involuntary termination without cause (retirement eligible)	Phantom Units—prorated portion of award continues to vest Performance Share Units—prorated portion of award vests based on actual performance after performance period ends

Involuntary termination after a Change in Control	Phantom Units—award vests Performance Share Units—award vests based on target performance

Death or Disability	Phantom Units—award vests Performance Share Units—award vests based on target performance

Effective with the formation of Spectra Energy, Mr. Rizzo entered into a Change in Control Agreement with Spectra Energy. The agreement has an initial term of two years, after which the agreement automatically extends from the first date of each month for one additional month, unless six months prior written notice is provided.

The Change in Control Agreement provides for payments and benefits to the executive in the event of termination of employment within two years after a “change in control” of Spectra Energy, other than termination: 1) by Spectra Energy for “cause”; 2) by reason of death or disability; or 3) of the executive for other than “good reason” (each such term as defined in the agreements). Payments and benefits include: (1) a lump-sum cash payment equal to a pro-rata amount of the executive’s target cash incentive for the year in which the termination occurs; (2) a lump-sum cash payment equal to two times the sum of the executive’s annual base salary and target annual incentive opportunity in effect immediately prior to termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting “good reason”; (3) continued medical, dental and basic life insurance coverage for a two-year period (or a lump sum cash payment of equivalent value); and (4) a lump-sum cash payment representing the amount Spectra Energy would have allocated or contributed to the executive’s qualified and nonqualified defined benefit pension plan and defined contribution savings plan accounts during the two years following the termination date, plus the unvested portion, if any, of the executive’s accounts as of the date of termination that would have vested during such two year period. In addition, under certain circumstances the agreement may provide for continued vesting of certain long-term incentive awards for two additional years.

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

POTENTIAL PAYMENTS UPON TERMINATION OF

EMPLOYMENT OR A CHANGE IN CONTROL (“CIC”)

Name and Triggering Event(1)	Cash Severance Payment ($)(2)	Incremental Retirement Plan Benefit ($)(3)	Welfare and Similar Benefits ($)(4)	Stock Awards ($)(5)	Option Awards ($)	Total Payments ($)
Gregory J. Rizzo
Change in Control	—	—	—	597,698	—	597,698
Voluntary termination or involuntary termination with cause	—	—	12,486	—	—	12,486
Involuntary termination without cause	—	—	12,486	690,306	—	702,792
Involuntary or good reason termination after a CIC	973,932	160,988	41,611	1,706,277	—	2,882,808
Death or Disability	—	—	12,486	1,698,566	—	1,711,052

Laura Buss Sayavedra
Change in Control	—	—	—	194,876	—	194,876
Voluntary termination or involuntary termination with cause	—	—	8,115	—	—	8,115
Involuntary termination without cause	—	—	8,115	164,008	—	172,123
Involuntary or good reason termination after a CIC	—	—	8,115	497,389	—	505,504
Death or Disability	—	—	8,115	495,500	—	503,615

(1)	Amounts in the above table represent obligations of Spectra Energy under agreements currently in place at Spectra Energy, and valued as of December 31, 2010.

(2)	Amounts listed under “Cash Severance Payment” are payable under the terms of Mr. Rizzo’s change in control agreement. The severance benefits set forth above do not include accrued salary and cash incentive payments earned through December 31, 2010; however, such amounts are reflected in the Summary Compensation Table above.

(3)	Pursuant to Mr. Rizzo’s Change in Control Agreement, amounts listed under “Incremental Retirement Plan Benefit” represent the additional amounts that would be credited and vested in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan in the event he continued to be employed by Spectra Energy for two additional years, at his rate of base salary plus target bonus percentage in effect on December 31, 2010.

(4)	Amounts listed under “Welfare and Other Benefits” include the maximum accrued vacation allowed under Company policy and the amount that would be paid to Mr. Rizzo who has entered into a Change in Control Agreement in lieu of providing continued welfare benefits for 24 months.

(5)	The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded stock as a result of each event listed. The value of phantom units is included in termination upon a change in control event; however, phantom units vest after a change in control upon an involuntary termination, but are forfeit for a voluntary good reason termination.

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

The amounts shown above with respect to outstanding Spectra Energy, Spectra Energy Partners and Duke Energy stock awards and option awards were calculated based on a variety of assumptions, including the following: (a) the Spectra Energy Partners executive officer terminated employment on the last day of 2010; (b) as price for Spectra Energy common stock of $24.99, for Spectra Energy Partners units of $32.85 and for Duke Energy common stock of $17.81, all of which were the closing prices on December 31, 2010; (c) the continuation of Spectra Energy’s and Duke Energy’s dividend and Spectra Energy Partners’ distribution at the rate in effect on December 31, 2010; and (d) performance at the target level with respect to performance share units.

DIRECTORS’ COMPENSATION

The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2010.

Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $65,000 and a grant of a number of common units equal to $50,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000. In addition, the Chairman of the Board receives an additional annual retainer of $60,000, 50% of which is paid in cash and 50% of which is paid in common units. The Chairman is also provided with office space and administrative support.

Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy Corp will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2010, the Spectra Energy Foundation made matching charitable contributions on behalf of Messrs. Arnold, Bliss and Woodward of up to $7,500.

Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.

The following table describes the compensation earned during 2010 by each individual who served as an outside director during 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Options Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Stephen D. Arnold	82,500	50,000	—	—	5,000	137,500
Stewart A. Bliss	82,500	50,000	—	—	2,000	134,500
Nora Mead Brownell	62,500	50,000	—	—	—	112,500
Fred J. Fowler	92,250	80,000	—	—	—	172,250
J.D. Woodward, III	62,500	50,000	—	—	7,500	120,000

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.
(2)	This column reflects matching charitable contributions.

The value of all perquisites and other personal benefits or property received by each director in 2010 was less than $5,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of January 31, 2011 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Spectra Energy Corp(2)	60,914,686	68.3%
Spectra Energy Transmission LLC	16,958,130	19.0%
Spectra Energy Southeast Pipeline Corp.	43,956,556	49.3%
Fred J. Fowler	25,164	*
R. Mark Fiedorek	7,823	*
Patrick J. Hester	—	*
Theopolis Holeman	—	*
Gregory J. Rizzo	7,721	*
Laura Buss Sayavedra	3,433	*
Steven D. Arnold	33,727	*
Nora Mead Brownell	12,900	*
Stewart A. Bliss	7,227	*
J.D. Woodward, III	29,948	*
All directors and executive officers as a group (ten persons)	127,943	*

(*)	Less than 1% of units outstanding.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.
(2)	Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, Spectra Energy Southeast Pipeline Corp. and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

Equity Compensation Plan Information

The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	770,327

Total	—	n/a	770,327

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Spectra Energy and its affiliates own 60,914,686 common units as of December 31, 2010, representing an aggregate 68% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.

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

Operational Stage

Distributions of Available Cash to the General Partner and its affiliates	Spectra Energy Partners generally makes cash distributions 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 60,914,686 common units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Payments to the General Partner and its affiliates	Spectra Energy Partners reimburses Spectra Energy and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for the benefit of Spectra Energy Partners.

Withdrawal or removal the General Partner	If the General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon Spectra Energy Partners’ liquidation, the partners, including the General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Omnibus Agreement

In connection with its IPO, Spectra Energy Partners entered into an omnibus agreement with Spectra Energy, its general partner and the general partner of its general partner. The omnibus agreement, as amended, addresses the following matters:

•

Spectra Energy Partners’ obligation to reimburse Spectra Energy for the payment of direct operating expenses it incurs on Spectra Energy Partners’ behalf in connection with Spectra Energy Partners’ business and operations;

•

Spectra Energy Partners’ obligation to reimburse Spectra Energy for providing it allocated corporate, general and administrative services, which reimbursement is capped at $3.6 million per year, subject to adjustment for inflation and increases in connection with expansions of operations through the acquisition or construction of new assets or businesses with the concurrence of Spectra Energy Partners’ Conflicts Committee; and

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

Reimbursement of Operating and General and Administrative Expense

Under the Omnibus Agreement, Spectra Energy Partners reimburses Spectra Energy for the payment of certain operating expenses and for the provision of various corporate, general and administrative services (which corporate, general and administrative expenses are capped at $3.6 million annually, subject to increases as described above) for Spectra Energy Partners’ benefit.

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

Indemnification

Under the Omnibus Agreement, Spectra Energy agreed to indemnify Spectra Energy Partners for three years after the closing of the IPO, July 2, 2010, against certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets and occurring before July 2, 2007, the closing date of the IPO. The maximum liability of Spectra Energy for this indemnification obligation was limited to $15.0 million and Spectra Energy did not have any obligation under this indemnification until aggregate losses exceed $250,000. Spectra Energy has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws relating to pollution or protection of the environment or natural resources promulgated after July 2, 2007. Spectra Energy Partners has agreed to indemnify Spectra Energy against environmental liabilities related to Spectra Energy Partners’ assets to the extent Spectra Energy is not required to indemnify Spectra Energy Partners.

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

Contracts with Affiliates

Gulfstream Limited Liability Company Agreement

In connection with the closing of the IPO, Spectra Energy contributed to Spectra Energy Partners 49.0% of its 50.0% interest in Gulfstream. In connection with the Gulfstream acquisition in the fourth quarter of 2010, Spectra Energy contributed an additional 24.5% of its interest in Gulfstream to Spectra Energy Partners. Currently, Spectra Energy Partners owns a 49% interest in Gulfstream, Spectra Energy owns a 1% interest and affiliates of The Williams Companies, Inc. (Williams) own a collective 50.0% interest. Gulfstream’s second amended and restated limited liability company agreement governs the ownership and management of Gulfstream and provides for quarterly distributions equal to 100% of its available cash, which is defined to include Gulfstream’s cash and cash equivalents on hand at the end of the quarter less any reserves that may be deemed appropriate by the Gulfstream management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with laws or other agreements.

The management committee of Gulfstream makes the determinations related to Gulfstream’s available cash. The management committee is comprised of one representative from each of Spectra Energy Partners and Spectra Energy and two representatives from Williams. Each representative’s vote is equal to its members’ ownership interest in Gulfstream. In addition, following the acquisition, under the terms of the limited liability company agreement, Spectra Energy Partner’s affirmative vote is required for all decision that require more than a majority vote of the ownership interests in Gulfstream.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2010 and 2009:

Type of Fees	2010	2009
	(in millions)
Audit Fees(a)	$0.9	$0.8
Audit-Related Fees(b)	0.1	0.2

Total Fees:	$1.0	$1.0

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of our Consolidated Financial Statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of our internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of our financial statements, including assistance with acquisitions and divestitures and internal control reviews. Audit-Related Fees also include comfort and consent letters in connection with SEC filings and financing transactions.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 28, 2011		/s/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 28, 2011		/s/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ GREGORY J. RIZZO (i) Gregory J. Rizzo	President and Chief Executive Officer (Principal Executive Officer and Director)

/S/ LAURA BUSS SAYAVEDRA (ii) Laura Buss Sayavedra	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* (iii) Fred J. Fowler	Chairman of the Board of Directors

* Steven D. Arnold	Director

* Stewart A. Bliss	Director

* Nora Mead Brownell	Director

* R. Mark Fiedorek	Director

* Patrick J. Hester	Director

* Theopolis Holeman	Director

* J.D. Woodward, III	Director

Date: February 28, 2011

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

FINANCIAL STATEMENTS OF

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

Houston, Texas

We have audited the accompanying balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and members’ equity and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 23, 2011

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In millions)
Operating Revenues
Transportation of natural gas	$269.2	$250.0	$204.4
Other	4.4	1.5	2.3

Total operating revenues	273.6	251.5	206.7

Operating Expenses
Operating, maintenance and other	5.5	4.5	5.7
Operating, maintenance and other — affiliates	15.1	14.6	12.6
Depreciation and amortization	35.0	34.5	30.3
Property and other taxes	17.5	14.0	12.8

Total operating expenses	73.1	67.6	61.4

Loss on Sale of Assets	—	—	(0.6)

Operating Income	200.5	183.9	144.7
Other Income and Expenses	0.9	1.4	11.1
Interest Expense	69.8	61.3	45.0

Net Income	$131.6	$124.0	$110.8

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

BALANCE SHEETS

	December 31,
	2010	2009
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$63.7	$63.0
Receivables (net of allowance for doubtful accounts. There was none at December 31, 2010 and $0.1 at December 31, 2009)	25.4	22.3
Inventory	6.3	4.9
Other	2.4	4.3

Total current assets	97.8	94.5

Property, Plant and Equipment
Cost	2,056.6	2,036.5
Less accumulated depreciation and amortization	247.0	212.0

Net property, plant and equipment	1,809.6	1,824.5

Regulatory Assets and Deferred Debits
Regulatory tax asset	24.2	24.4
Unamortized debt expense	7.2	8.2

Total regulatory assets and deferred debits	31.4	32.6

Total Assets	$1,938.8	$1,951.6

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$4.0	$6.2
Accounts payable — affiliates	1.9	2.3
Taxes accrued	3.5	2.1
Interest accrued	10.0	10.0
Accrued liabilities	1.2	2.2
Fuel tracker liabilities	3.0	3.7
Natural gas imbalance payables	0.6	—

Total current liabilities	24.2	26.5

Long-term Debt	1,149.0	1,148.8

Other Long-term Liabilities	0.4	—

Commitments and Contingencies

Members’ Equity
Members’ equity	754.9	764.7
Accumulated other comprehensive income	10.3	11.6

Total members’ equity	765.2	776.3

Total Liabilities and Members’ Equity	$1,938.8	$1,951.6

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131.6	$124.0	$110.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.2	35.4	31.0
Loss on sale of assets	—	—	0.6
Allowance for funds used during construction — equity	(0.4)	(0.6)	(7.8)
Reclassification adjustments from accumulated other comprehensive income into net income	(1.3)	(1.3)	(1.3)
Decrease (increase) in:
Receivables	(3.2)	(3.0)	(5.8)
Other current assets	0.4	4.6	(6.7)
Increase (decrease) in:
Accounts payable	(1.1)	1.7	2.2
Taxes accrued	1.4	(1.0)	(2.7)
Interest accrued	—	1.8	—
Accrued liabilities	(1.0)	1.7	(5.5)
Fuel tracker liabilities	0.1	—	(0.1)
Other current liabilities	(0.2)	(0.5)	—
Other, assets	0.6	(3.4)	1.6
Other, liabilities	0.4	—	—

Net cash provided by operating activities	163.5	159.4	116.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(21.6)	(53.5)	(191.4)
Proceeds on sale of assets	—	—	1.4

Net cash used in investing activities	(21.6)	(53.5)	(190.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from members	20.0	40.2	179.4
Distributions to members	(161.2)	(445.1)	(116.4)
Proceeds from the issuance of long-term debt	—	299.0	—

Net cash provided by (used in) financing activities	(141.2)	(105.9)	63.0

Net increase (decrease) in cash and cash equivalents	0.7	—	(10.7)
Cash and cash equivalents at beginning of period	63.0	63.0	73.7

Cash and cash equivalents at end of period	$63.7	$63.0	$63.0

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$70.3	$60.1	$49.5
Significant non-cash transaction:
Property, plant and equipment accruals	$3.3	$4.9	$19.8

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Spectra Energy Corp	Spectra Energy Partners, LP	The Williams Companies, Inc.	Williams Partners, L.P.	Total
	(In millions)
Balance December 31, 2007	$225.5	$216.7	$442.3	$—	$884.5
Net income	28.3	27.1	55.4	—	110.8
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.7)	—	(1.3)

Total comprehensive income					109.5

Capital contributions from members	45.7	44.0	89.7	—	179.4
Distributions to members	(29.7)	(28.5)	(58.2)	—	(116.4)
Attributed deferred tax benefit	0.4	0.3	0.7	—	1.4

Balance December 31, 2008	269.9	259.3	529.2	—	1,058.4

Net income	31.6	30.4	62.0	—	124.0
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.7)	—	(1.3)

Total comprehensive income					122.7

Capital contributions from members	10.3	9.8	20.1	—	40.2
Distributions to members	(113.5)	(109.0)	(222.6)	—	(445.1)
Attributed deferred tax benefit	—	—	0.1	—	0.1

Balance December 31, 2009	198.0	190.2	388.1	—	776.3

Net income	30.3	35.5	37.8	28.0	131.6
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.4)	(0.3)	(1.3)

Total comprehensive income					130.3

Capital contributions from members	4.0	6.0	5.6	4.4	20.0
Distributions to members	(41.1)	(39.5)	(51.4)	(29.2)	(161.2)
Attributed deferred tax expense	(0.1)	—	(0.1)	—	(0.2)

Balance December 31, 2010	$190.8	$191.9	$379.6	$2.9	$765.2

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements

1.    Summary of Operations and Significant Accounting Policies

Nature of Operations. Gulfstream Natural Gas System, L.L.C. (collectively, “we”, “our”, “us” and “company”) owns an approximate 745-mile interstate natural gas pipeline system and is owned 1% by a subsidiary of Spectra Energy Corp (Spectra Energy), 49% by Spectra Energy Partners, LP (Spectra Energy Partners), 25.5% by The Williams Companies, Inc. (Williams) and 24.5% by Williams Partners L.P. We are operated under joint management by Spectra Energy, which provides the business functions, and Williams, which provides the technical functions. We transport natural gas that we receive from various onshore and offshore supply sources in the Mississippi and Alabama area, across the Gulf of Mexico, and deliver that natural gas to markets in central and southern Florida. Our interstate natural gas transmission operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). We were formed on May 17, 1999 as a Delaware limited liability company.

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

Customers accounting for 10% or more of revenues during 2010, 2009 and 2008 are as follows:

	% of Revenues
Customer	2010		2009		2008
Florida Power & Light Company	53%		52%		49%
Florida Power Corporation	26		27		25
TECO Energy and affiliates	(a	)	(a	)	10

(a)	Percentage less than 10%.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Statements of Operations was $0.9 million in 2010 (an equity component of $0.4 million and an interest expense component of $0.5 million), $0.9 million in 2009 (an equity component of $0.6 million and an interest expense component of $0.3 million) and $11.6 million in 2008 (an equity component of $7.8 million and an interest expense component of $3.8 million).

Income Taxes. We are not subject to income tax, but rather our taxable income or loss is reported on the respective income tax returns of our members. Accordingly, there is no federal tax provision in these financial statements. Since we are not responsible for the attributed income taxes, amounts related to the tax gross-up of AFUDC equity are carried in the individual capital accounts of our members. The deferred income tax effect of the AFUDC equity gross up of $24.2 million at December 31, 2010 and $24.4 million at December 31, 2009 is classified in the Balance Sheets as Regulatory Assets and Deferred Debits.

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

Cash Flow Hedges. In 2005, we entered into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). For all hedge contracts, we provide documentation of the hedge in accordance with accounting standards and assess whether the hedge contract is highly effective, both at inception and on a quarterly basis, in offsetting changes in cash flows. We document hedging activity by transaction type (i.e. swaps) and risk management strategy (i.e. interest rate risk).

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

Preliminary Project Costs. Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are capitalized when it is determined that recovery of such costs through regulated revenues of the completed project is probable. Any inception-to-date costs that were initially expensed are reversed and capitalized as Property, Plant and Equipment.

Unamortized Debt Expense. Debt expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

New Accounting Pronouncements — 2010. The following new accounting pronouncements were adopted during 2010 and the effect of such adoption, if applicable, has been presented in the accompanying Financial Statements:

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of the provisions of this standard on January 1, 2010 did not have any impact on our results of operations, financial position or cash flows.

2009. The following significant accounting pronouncements were adopted during 2009 and the effects of such adoptions, if any, are presented in the accompanying Financial Statements:

ASC 105, “Generally Accepted Accounting Principles.” This accounting standard results in the FASB Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures.” This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 did not have any impact on our results of operations, financial position or cash flows.

ASC 805, “Business Combinations.” This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This accounting standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the provisions of this standard on January 1, 2009 did not have an impact on our results of operations, financial position or cash flows.

ASC 815-10, “Derivatives and Hedging – Overall.” This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of this standard effective January 1, 2009 as required.

ASC 275-10, “Risks and Uncertainties – Overall” and ASC 350-30, “Intangibles – Goodwill and Other – General Intangible Other than Goodwill.” These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 had no impact on our results of operations, financial position or cash flows.

ASC 855-10, “Subsequent Events – Overall.” This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our results of operations, financial position or cash flows.

2008. There were no significant accounting pronouncements adopted during 2008 that had a material impact on our results of operations, financial position or cash flows.

2.    Transactions with Affiliates

Gulfstream Management & Operating Services, L.L.C. (GMOS), owned 50% by an affiliate of Spectra Energy and 50% by an affiliate of Williams, provides management, construction and operating services pursuant to agreements entered into with us and with affiliates of Spectra Energy and Williams. GMOS bills us for services rendered including labor and benefit costs, employee expenses, overhead costs and in some cases, third-party costs. Such amounts are reflected in the Statements of Operations as Operating, Maintenance and Other—Affiliates or in the Balance Sheets as Property, Plant and Equipment, as appropriate.

Transactions with affiliates are summarized in the tables below:

Statements of Operations

	2010	2009	2008
	(in millions)
Operating, maintenance and other — affiliates	$15.1	$14.6	$12.6

Balance Sheets

	December 31,
	2010	2009
	(in millions)
Property, plant and equipment(a)	$2.3	$3.1
Current assets — other	1.9	1.7
Accounts payable — affiliates	1.9	2.3

(a)	Reflects additions to Property, Plant and Equipment billed from an affiliate in the respective year.

3.    Regulatory Matters

Regulatory Assets and Liabilities. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

Regulatory Assets and Liabilities

	December 31,		Recovery/ Refund Period Ends
	2010	2009
	(in millions)
Regulatory Assets (a)
Regulatory asset related to income taxes (b)	$24.2	$24.4
Gas purchase costs (c)	—	2.2

Total Regulatory Assets	$24.2	$26.6

Regulatory Liabilities (a)
Gas purchase costs (d)	$3.0	$3.7	2011	(e)

Total Regulatory Liabilities	$3.0	$3.7

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Regulatory Assets and Deferred Debits.
(c)	Included in Other Current Assets.
(d)	Included in Current Liabilities.
(e)	Amortized over the life of the related property, plant and equipment.

Rate Related Information. Gulfstream operates under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving our Phase III expansion project. That order also required us to file a Cost and Revenue Study three years after our Phase III facilities go in service. The projected filing date is in the fall of 2011.

4.    Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2010	2009
	(Years)	(in millions)
Natural gas transmission	60	$1,970.9	$1,969.7
Land	—	16.0	16.0
Construction in process	—	25.4	6.8
Other	5-20	44.3	44.0

Total property, plant and equipment		2,056.6	2,036.5
Total accumulated depreciation		(247.0)	(212.0)

Total net property, plant and equipment		$1,809.6	$1,824.5

All of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. The composite weighted-average depreciation rates were 1.7% for 2010, 1.8% for 2009 and 1.7% for 2008.

5.    Debt

Summary of Debt and Related Terms

	Year Due	December 31,
		2010	2009
		(in millions)
Unsecured note payable, 5.56%	2015	$500.0	$500.0
Unsecured note payable, 6.95%	2016	300.0	300.0
Unsecured note payable, 6.19%	2025	350.0	350.0
Unamortized debt discount		(1.0)	(1.2)

Total long-term debt		$1,149.0	$1,148.8

All scheduled debt payments correspond to the year due and are not within the next five years, other than the unsecured note payable due 2015.

On May 27, 2009, we issued $300.0 million aggregate principal amount of 6.95% Senior Notes due 2016. Net proceeds were distributed to our members based upon their ownership percentages.

6.    Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$61.7	$61.7	$—	$—

Total Assets		$61.7	$61.7	$—	$—

Description	Balance Sheet Caption	December 31, 2009
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$59.2	$59.2	$—	$—

Total Assets		$59.2	$59.2	$—	$—

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Financial Instruments. The fair value of our financial instruments, excluding derivatives included in Note 7, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2010 and 2009 are not necessarily indicative of the amounts we could have realized in current markets.

	December 31,
	2010		2009
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt	$1,149.0	$1,262.4	$1,148.8	$1,190.4

The fair value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because stated rates approximate market rates.

During the 2010 and 2009 periods, there were no adjustments to assets measured at fair value on a nonrecurring basis.

7.    Hedging Activities and Credit Risk

Interest Rate (Cash Flow) Hedges. We are exposed to the impact of market fluctuations in interest rates. To protect from increasing interest rates and the resulting higher cost of the debt that was issued in 2005, we locked in existing interest rates by using financial derivatives (swaps) for hedge strategies. The total amount of the debt in 2005 was $850.0 million of which $500.0 million was hedged. The associated interest rate swaps were terminated on October 12, 2005, prior to the issuance of the related debt. These derivatives were initially recorded on the Balance Sheets at their fair value as AOCI. Deferred gains of $10.3 million in AOCI as of December 31, 2010 will continue to be amortized to interest expense over the term of the debt issued (November 2015). The total amortization for 2010, 2009 and 2008 was $1.3 million.

Credit Risk. Our principal customers for natural gas transportation are utilities located throughout the state of Florida. We have concentrations of receivables from utilities throughout Florida. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

8.    Commitments and Contingencies

General Insurance. We carry, either independently or through our owners, insurance consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes (1) liability insurance covering our liabilities arising from bodily injury or property damage to third parties resulting from our operations including liabilities arising from the use of owned, non-owned and hired vehicles and (2) property insurance on an all-risk basis covering loss or damage to real and personal property owned or leased by our company. We also carry onshore business interruption insurance. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations. The cost of our general insurance will continue to fluctuate reflecting changing conditions of the insurance market.

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

9.    Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2011 through February 23, 2011 the date the financial statements were issued.

A distribution to members of $40.3 million was declared and paid on January 18, 2011.

CONSOLIDATED FINANCIAL STATEMENTS OF

MARKET HUB PARTNERS HOLDING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Market Hub Partners Holding

Houston, Texas

We have audited the accompanying consolidated balance sheets of Market Hub Partners Holding and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Market Hub Partners Holding and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 28, 2011

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues
Salt cavern storage	$104.0	$96.8	$82.6
Salt cavern storage — affiliates	3.6	3.6	3.6
Hub services and other	6.5	10.3	5.6
Hub services and other — affiliates	4.4	4.8	6.2

Total operating revenues	118.5	115.5	98.0

Operating Expenses
Operating, maintenance and other	8.4	8.6	6.5
Operating, maintenance and other — affiliates	12.6	10.8	10.4
Depreciation and amortization	14.5	12.1	10.6
Property and other taxes	4.2	3.2	3.1

Total operating expenses	39.7	34.7	30.6

Operating Income	78.8	80.8	67.4
Other Income and Expenses	0.6	—	0.2
Interest Income	—	—	0.2
Interest Income — Affiliates	0.2	0.3	2.9
Interest Expense — Affiliates	0.1	0.1	1.0

Earnings Before Income Taxes	79.5	81.0	69.7
Income Tax Expense	0.2	0.2	0.4

Net Income	$79.3	$80.8	$69.3

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$3.7	$20.2
Receivables (net of allowance for doubtful accounts. There was $0.0 million and less than $0.1 million at December 31, 2010 and 2009, respectively)	10.8	10.3
Receivables — affiliates	1.0	1.4
Natural gas imbalance receivables	17.8	0.7
Natural gas imbalance receivables — affiliates	14.6	9.6
Notes receivable — affiliates	68.0	55.0
Other	1.4	1.3

Total current assets	117.3	98.5

Other Assets
Goodwill	200.5	200.5
Other assets	—	0.2

Total other assets	200.5	200.7

Property, Plant and Equipment
Cost	588.9	553.2
Less accumulated depreciation and amortization	103.5	90.2

Net property, plant and equipment	485.4	463.0

Total Assets	$803.2	$762.2

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$1.3	$0.7
Accounts payable — affiliates	3.8	2.5
Taxes accrued	1.2	1.2
Natural gas imbalance payables	14.4	8.3
Natural gas imbalance payables — affiliates	18.0	2.3
Collateral liabilities	2.9	2.4
Collateral liabilities — affiliates	40.0	40.0
Other	0.1	0.2

Total current liabilities	81.7	57.6

Commitments and Contingencies

Partners’ Capital	721.5	704.6

Total Liabilities and Partners’ Capital	$803.2	$762.2

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79.3	$80.8	$69.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.5	12.1	10.6
Decrease (increase) in:
Receivables	(0.5)	(2.1)	(0.7)
Receivables — affiliates	0.4	0.3	0.8
Other current assets	(0.4)	(0.8)	(0.7)
Other, assets	0.2	(0.1)	0.1
Increase (decrease) in:
Accounts payable	0.3	0.2	(2.6)
Accounts payable — affiliates	1.3	(6.9)	5.6
Taxes accrued	—	(0.8)	0.2
Interest accrued — affiliates	—	(7.0)	1.0
Collateral liabilities	0.5	(0.3)	0.5
Collateral liabilities — affiliates	—	(40.0)	—
Other current liabilities	(0.1)	(1.7)	(1.3)

Net cash provided by operating activities	95.5	33.7	82.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(36.6)	(59.2)	(89.1)
Net increase (decrease) in advances payable — affiliates	—	0.1	(0.1)
Collections from notes receivable — affiliates	47.1	59.0	—
Issuances of notes receivable — affiliates	(60.1)	(14.0)	—

Net cash used in investing activities	(49.6)	(14.1)	(89.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(95.5)	(71.5)	(86.3)
Capital contributions from partners	33.1	53.8	89.3

Net cash provided by (used in) financing activities	(62.4)	(17.7)	3.0

Net increase (decrease) in cash and cash equivalents	(16.5)	1.9	(3.4)
Cash and cash equivalents at beginning of period	20.2	18.3	21.7

Cash and cash equivalents at end of period	$3.7	$20.2	$18.3

Supplemental Disclosures
Cash paid (received) for interest — affiliates	$(0.1)	$7.1	$—
Cash paid for income taxes	0.3	0.5	—
Significant non-cash transactions:
Deemed contributions from parent	—	(1.1)	—
Property, plant and equipment noncash accruals	0.4	0.1	7.3

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Spectra Energy Corp	Spectra Energy Partners, LP	Total
Balance December 31, 2007	$284.0	$284.1	$568.1
Net income	34.7	34.6	69.3
Capital contributions from partners	44.6	44.7	89.3
Distributions to partners	(43.1)	(43.2)	(86.3)

Balance December 31, 2008	320.2	320.2	640.4
Net income	40.4	40.4	80.8
Capital contributions from partners	26.9	26.9	53.8
Distributions to partners	(35.7)	(35.8)	(71.5)
Deemed contributions from parent	0.6	0.5	1.1

Balance December 31, 2009	352.4	352.2	704.6
Net income	39.7	39.6	79.3
Capital contributions from partners	16.5	16.6	33.1
Distributions to partners	(47.8)	(47.7)	(95.5)

Balance December 31, 2010	$360.8	$360.7	$721.5

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

Notes to Consolidated Financial Statements

1.    Summary of Operations and Significant Accounting Policies

Nature of Operations. Market Hub Partners Holding (collectively, “we,” “our,” and “us”), owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. Our facilities provide producers, end-users, local distribution companies, pipelines and energy marketers with high deliverability storage services, as well as hub services, such as park and loan services, wheeling and title transfer. Our Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff is subject to oversight by the Texas Railroad Commission as an intrastate storage company. Moss Bluff, as a Hinshaw pipeline, must also comply with certain requirements under the FERC regulations.

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

Customers accounting for 10% or more of consolidated revenues during 2010, 2009 or 2008 are as follows:

	% of Consolidated Revenues
Customer	2010		2009		2008
Spectra Energy	(a	)	(a	)	10%

(a)	Percentage below 10%.

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

Inventory. Inventory consists primarily of natural gas held in storage and is recorded at the lower of cost or market value, using the average cost method.

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

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2010, 2009 or 2008. Effective with our 2009 annual impairment test, we changed our test date from August 31 to April 1 in order to alleviate the information and resource constraints that historically existed during the third quarter and to better coincide with the completion of our long-term financial projections.

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

New Accounting Pronouncements — 2010. The following new accounting pronouncements were adopted during 2010 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which is intended to address (1) the effects on certain consolidation provisions as a result of the elimination of the concept of qualifying special-purpose entities and (2) constituent concerns about the application of certain consolidation provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of the provisions on January 1, 2010 did not have any impact on our consolidated results of operations, financial position or cash flows.

2009. The following significant accounting pronouncements were adopted during 2009 and the effects of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:

Accounting Standards Codification (ASC) 105, “Generally Accepted Accounting Principles.” This accounting standard results in the FASB Accounting Standards Codification (the Codification) becoming the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also considered sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. The adoption of the provisions of this accounting standard did not change the application of existing GAAP for us, and as a result, did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 820, “Fair Value Measurement and Disclosures.” This accounting standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The FASB issued an amendment to this standard which delayed its effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of this amended standard on January 1, 2009 for our goodwill impairment test did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 805, “Business Combinations.” This accounting standard requires an acquiring entity in a business combination to recognize all and only the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of this standard on January 1, 2009 as required.

ASC 275-10, “Risks and Uncertainties — Overall” and ASC 350-30, “Intangibles — Goodwill and Other — General Intangible Other than Goodwill.” These accounting standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of these standards on January 1, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

ASC 855-10, “Subsequent Events — Overall.” This accounting standard establishes general standards for the accounting for and disclosure of events that occur subsequent to the balance sheet date but before the financial statements of an entity are issued or are available to be issued. The adoption of the provisions of this standard effective June 30, 2009 did not have any impact on our consolidated results of operations, financial position or cash flows.

2008. There were no significant accounting pronouncements adopted during 2008 that had a material impact on our consolidated results of operations, financial position or cash flows.

2.    Transactions with Affiliates

In the normal course of business, we provide storage and other services to Spectra Energy and its affiliates.

Operating, maintenance and other expenses include reimbursement of costs incurred by affiliates on behalf of us and allocations from Spectra Energy affiliates for various services provided by them and other costs. Affiliates charge such expenses based on the cost of actual services provided or using various allocation methodologies based on our percentage of assets, employees, earnings or other measures as compared to other affiliates.

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2010	2009	2008
	(in millions)
Salt cavern storage	$3.6	$3.6	$3.6
Hub services and other	4.4	4.8	6.2
Operating, maintenance and other	12.6	10.8	10.4
Interest Income	0.2	0.3	2.9
Interest Expense	0.1	0.1	1.0

Consolidated Balance Sheets

	December 31,
	2010	2009
	(in millions)
Receivables	$1.0	$1.4
Natural gas imbalance receivables	14.6	9.6
Notes receivable	68.0	55.0
Current assets — other	0.4	0.4
Accounts payable	3.8	2.5
Natural gas imbalance payables	18.0	2.3
Collateral liabilities	40.0	40.0

In 2006, we received an $80.0 million security deposit from an affiliate for a gas loan contract with that affiliate. In 2009, we refunded $40.0 million of this security deposit to the affiliate based on a new gas loan contract. This contract will terminate in April 2011. We are required to pay a market rate of interest on the security deposit. Security deposits were $40.0 million at December 31, 2010 and 2009, and are classified as Collateral Liabilities — Affiliates on the Consolidated Balance Sheets.

Effective as of August 15, 2007, we received payment of advances receivable of $80.0 million and entered into five-year promissory notes with Spectra Energy Partners and Spectra Energy Capital, LLC, (Spectra Capital), a wholly owned subsidiary of Spectra Energy, to loan them up to $50.0 million each. The notes mature on August 15, 2012, however, any borrowings under the agreement are payable on demand and therefore have been classified within Current Assets in the Consolidated Balance Sheet. Increases and decreases in note balances generally result from the movement of funds to provide for our operations and capital expenditures. The promissory notes bear interest based on a one month London InterBank Offering Rate (LIBOR), and the interest rate at December 31, 2010 was 0.27%. As of December 31, 2010 and 2009, Spectra Energy Partners and Spectra Capital each had $34.0 million and $27.5 million of borrowings outstanding under the notes, respectively.

We received capital contributions from our partners of $33.1 million in 2010, $53.8 million in 2009 and $89.3 million in 2008. We made distributions to our partners of $95.5 million in 2010, $71.5 million in 2009 and $86.3 million in 2008.

In accordance with our formation agreements, we transferred certain balances to Spectra Energy. These balances were primarily comprised of advances from Spectra Energy totaling $1.1 million in 2009. These liabilities are classified in the Consolidated Statements of Partners’ Capital as Deemed Contributions from Parent. These transactions were classified as noncash for purposes of the Consolidated Statements of Cash Flows.

3.    Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2010	2009
	(years)	(in millions)
Salt cavern storage facilities	15-40	$550.7	$510.0
Land	—	12.4	12.4
Construction in process	—	23.3	28.0
Other	5-40	2.5	2.8

Total property, plant and equipment		588.9	553.2
Total accumulated depreciation		(103.5)	(90.2)

Total net property, plant and equipment		$485.4	$463.0

The composite weighted-average depreciation rates were 3.0% for 2010, 2.9% for 2009 and 3.0% for 2008.

4.    Credit Risk and Financial Instruments

Credit Risk. Our principal customers for high deliverability natural gas storage services and hub services are pipelines, local distribution companies, producers, end-users, power generators and energy marketers. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of a particular sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits, letters of credit or other acceptable forms of security from customers, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

Financial Instruments. The fair value of cash and cash equivalents, accounts receivable, notes receivable — affiliates and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

5.    Commitments and Contingencies

General Insurance. We are insured through Spectra Energy’s master insurance program for insurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes (1) commercial general and excess liability insurance for liabilities to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Spectra Energy’s by-laws and (5) property insurance, including machinery breakdown, on an all risk replacement valued basis, business interruption and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

Environmental. We are subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some of which involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

6.    Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2011 through February 28, 2011, the date the consolidated financial statements were issued.

A distribution to partners of $23.0 million was declared and paid on January 17, 2011.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).

2.2	Securities Purchase Agreement, dated as of April 7, 2009, among Spectra Energy Partners OLP, LP, Atlas Pipeline Mid-Continent LLC, Atlas Pipeline Partners, L.P, solely as guarantor of Atlas Pipeline Mid-Continent LLC, and Spectra Energy Partners, L.P., solely as guarantor of Spectra Energy Partners OLP, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated April 8, 2009).

2.3	Contribution Agreement, dated November 30, 2010, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP and Spectra Energy Southeast Pipeline Corporation (filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated November 30, 2010).

3.1	First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008 (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 14, 2008).

3.3	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.5	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.6	First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.7	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

10.1	Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.2	Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.6	Credit Agreement, dated as of May 24, 2007 among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, Citibank, N.A., as Syndication Agent, and the other lenders party thereto (filed as Exhibit 10.6 to Spectra Energy Partner, LP’s Form 10-K/A on May 14, 2009).

Exhibit No.	Exhibit Description
10.7	First Amendment to Credit Agreement, dated as of September 30, 2007, by and among Spectra Energy Partners OLP, LP, as the Borrower, Spectra Energy Partners, LP, as Parent Guarantor and Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated October 11, 2007).

10.8	Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.8 to Spectra Energy Partners, LP’s 10-K/A on May 14, 2009).

10.9	Gulfstream Natural Gas System, L.L.C. Indenture dated October 26, 2005 relating to $500,000,000 of its 5.56% Senior Notes due 2015 and $350,000,000 of its 6.19% Senior Notes due 2025 (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form S-1/A on June 13, 2007, file no. 333-141687).

10.10	Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit 10.6 to Spectra Energy Partners, LP’s Form S-1/A on June 4, 2007, file no. 333-141687).

10.11	East Tennessee Natural Gas, LLC Note Purchase Agreement dated December 15, 2002 relating to $150,000,000 of its 5.71% Senior Notes due 2012 (filed as Exhibit 10.11 to Spectra Energy Partners, LP’s Form 10-K/A on May 14, 2009).

*10.12	Amendment No. 1, dated as of April 4, 2008, to the Omnibus Agreement entered into and effective as of July 2, 2007.

10.13	Amendment No. 1, dated as of June 1, 2010, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP’s Form 8-K dated June 4, 2010).

*10.14	Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of March 22, 2010.

10.15	Second Amendment to Credit Agreement, dated as of November 29, 2010, by and among Spectra Energy Partners, LP, as the Borrower, and Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, and the other lenders party thereto (filed as Exhibit No. 10.1 to Spectra Energy Partners LP’s Form 8-K dated December 2, 2010).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Deloitte & Touche LLP

*23.3	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.