Form 10-Q
period 2011-03-31
Spectra Energy Partners, LP
filed 2011-05-10
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

At March 31, 2011, there were 89,150,429 Common Units and 1,819,396 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2011

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

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, gathering and other related infrastructure projects and the effects of competition;

•	the performance of natural gas transmission, storage and gathering facilities;

•	the extent of success in connecting natural gas supplies to transmission and gathering systems and in connecting to expanding gas markets;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by these forward-looking statements; and

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Transportation of natural gas	$44.0	$42.1
Storage of natural gas and other	7.2	8.4

Total operating revenues	51.2	50.5

Operating Expenses
Operating, maintenance and other	15.0	15.7
Depreciation and amortization	7.8	7.4
Property and other taxes	3.3	2.4

Total operating expenses	26.1	25.5

Operating Income	25.1	25.0

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	27.8	18.4
Other income and expenses, net	0.5	—

Total other income and expenses	28.3	18.4

Interest Income	0.1	—
Interest Expense	4.2	4.0

Earnings Before Income Taxes	49.3	39.4
Income Tax Expense	0.4	0.3

Net Income	$48.9	$39.1

Calculation of Limited Partners’ Interest in Net Income:
Net income	$48.9	$39.1
Less:
General partner’s interest in net income	4.3	2.3

Limited partners’ interest in net income	$44.6	$36.8

Weighted average limited partner units outstanding—basic and diluted	89.2	80.3
Net income per limited partner unit—basic and diluted	$0.50	$0.46
Distributions paid per limited partner unit during the periods presented	$0.45	$0.41

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$29.4	$27.4
Receivables, net	25.8	24.8
Other	7.2	6.8

Total current assets	62.4	59.0

Investments and Other Assets
Investments in unconsolidated affiliates	737.5	728.6
Goodwill	267.9	267.9
Other investments	171.5	209.1

Total investments and other assets	1,176.9	1,205.6

Property, Plant and Equipment
Cost	1,165.0	1,148.3
Less accumulated depreciation and amortization	214.0	206.8

Net property, plant and equipment	951.0	941.5

Regulatory Assets and Deferred Debits	15.4	16.4

Total Assets	$2,205.7	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$14.7	$13.8
Taxes accrued	3.3	3.9
Note payable—affiliates	30.5	34.0
Other	9.8	7.9

Total current liabilities	58.3	59.6

Long-term Debt	632.2	655.8

Deferred Credits and Other Liabilities
Deferred income taxes	9.3	9.0
Other	5.0	3.7

Total deferred credits and other liabilities	14.3	12.7

Commitments and Contingencies

Partners’ Capital
Common units (89.2 million units issued and outstanding)	1,463.2	1,458.7
General partner units (1.8 million units issued and outstanding)	33.9	32.9
Accumulated other comprehensive income	3.8	2.8

Total partners’ capital	1,500.9	1,494.4

Total Liabilities and Partners’ Capital	$2,205.7	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48.9	$39.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.8	7.4
Deferred income tax expense	0.3	0.2
Equity in earnings of unconsolidated affiliates	(27.8)	(18.4)
Distributions received from unconsolidated affiliates	24.7	19.4
Other	3.7	4.1

Net cash provided by operating activities	57.6	51.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16.8)	(2.2)
Investment expenditures	(5.9)	(6.5)
Distributions received from unconsolidated affiliates	—	4.7
Purchases of available-for-sale securities	(548.3)	—
Proceeds from sales and maturities of available-for-sale securities	576.4	—
Release of collateral investments	9.5	—

Net cash provided by (used in) investing activities	14.9	(4.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt under credit facilities	918.7	720.0
Payments for the redemption of debt under credit facilities	(942.3)	(720.0)
Proceeds from notes payable—affiliates	6.5	—
Payments on notes payable—affiliates	(10.0)	—
Distributions to partners	(43.4)	(34.9)

Net cash used in financing activities	(70.5)	(34.9)

Net increase in cash and cash equivalents	2.0	12.9
Cash and cash equivalents at beginning of period	27.4	12.2

Cash and cash equivalents at end of period	$29.4	$25.1

Supplemental Disclosures
Property, plant and equipment noncash accruals	$1.1	$4.1
Deemed contributions from General Partner for services provided	—	0.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2010	$1,458.7	$—	$32.9	$2.8	$1,494.4
Net income	44.6	—	4.3	—	48.9
Reclassification of cash flow hedges into earnings	—	—	—	1.0	1.0
Distributions to partners	(40.1)	—	(3.3)	—	(43.4)

March 31, 2011	$1,463.2	$—	$33.9	$3.8	$1,500.9

December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	26.9	9.9	2.3	—	39.1
Unrealized mark-to-market net loss on hedges	—	—	—	(1.1)	(1.1)
Reclassification of cash flow hedges into earnings	—	—	—	1.2	1.2
Attributed deferred tax benefit	0.3	0.1	—	—	0.4
Distributions to partners	(24.1)	(8.9)	(1.9)	—	(34.9)
Contributions from general partner	—	—	0.5	—	0.5

March 31, 2010	$1,018.1	$309.6	$28.1	$(2.1)	$1,353.7

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

Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries where we have control. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisition

On November 30, 2010, we acquired an additional 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream) from a subsidiary of Spectra Energy Corp (Spectra Energy) for approximately $330.0 million, consisting of approximately $66.0 million in newly issued units, the assumption of $7.4 million in debt owed to Spectra Energy Capital LLC, a subsidiary of Spectra Energy and $256.6 million in cash, which was funded through borrowings under our credit facility. The acquisition increased our interest in Gulfstream to 49%.

The Gulfstream acquisition represented a transaction between entities under common control, but did not represent a change in reporting entity as Gulfstream is accounted for as an equity method investment. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein include the results of the acquisition of additional interest in Gulfstream as of the date of the acquisition.

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

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the Federal Energy Regulatory Commission (FERC) and the Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”) and Saltville Gas Storage, L.L.C. (Saltville).

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other mainly includes our equity investments in Gulfstream and Market Hub Partners Holding (Market Hub) and unallocated corporate costs.

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

Business Segment Data

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating revenues
Gas Transportation and Storage	$51.2	$50.5
Other	—	—

Total operating revenues	$51.2	$50.5

Segment EBIT
Gas Transportation and Storage	$27.8	$27.5
Other	25.6	15.9

Total EBIT	53.4	43.4
Interest income	0.1	—
Interest expense	4.2	4.0

Earnings before income taxes	$49.3	$39.4

4. Regulatory Matters

Ozark Gas Transmission. In 2010, FERC initiated a rate proceeding that required Ozark to file a Cost and Revenue Study by February 1, 2011. On March 22, 2011, the parties involved in this rate proceeding reached a settlement in principle. The settlement agreement was filed with the FERC on April 30, 2011. A final FERC order on the settlement agreement is expected by mid-2011. Management believes that the effects of this matter will not have a material adverse effect on our future consolidated results of operations, financial position or cash flows.

5. Income Taxes

As a result of our master limited partnership structure, we are not subject to federal income tax, but certain portions of our operations are subject to Tennessee state income tax. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$48.9	$39.1
Unrealized mark-to-market net loss on hedges	—	(1.1)
Reclassification of cash flow hedges into earnings	1.0	1.2

Total comprehensive income	$49.9	$39.2

7. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$48.9	$39.1
Less:
General partner’s interest in net income—2%	1.0	0.8
General partner’s interest in net income attributable to incentive distribution rights	3.3	1.5

Limited partners’ interest in net income	$44.6	$36.8

Weighted average limited partner units outstanding—basic and diluted	89.2	80.3
Net income per limited partner unit—basic and diluted	$0.50	$0.46

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

To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common.

8. Investments in Unconsolidated Affiliates

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 2 for further discussion. The equity earnings related to the additional 24.5% interest is included in our results from the date of the acquisition.

As of March 31, 2011, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the three months ended March 31, 2011, we received total distributions of $13.2 million from Gulfstream all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates. For the three months ended March 31, 2010, we received total distributions of $10.3 million, of which $5.6 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $4.7 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $11.5 million during the three months ended March 31, 2011 and $13.8 million during the same period in 2010, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	March 31, 2011	December 31, 2010
	(in millions)
Gulfstream	$375.3	$368.1
Market Hub	362.2	360.5

Total	$737.5	$728.6

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2011	2010
	(in millions)
Gulfstream	$16.8	$8.1
Market Hub	11.0	10.3

Total	$27.8	$18.4

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended March 31,
	2011	2010
	(in millions)

Gulfstream
Operating revenues	$66.9	$67.3
Operating expenses	15.8	17.1
Operating income	51.1	50.2
Net income	34.3	33.0

Market Hub
Operating revenues	$30.1	$29.1
Operating expenses	8.0	9.2
Operating income	22.1	19.9
Net income	22.1	20.5

9. Marketable Securities

In the fourth quarter of 2010, we invested a portion of the proceeds from the equity issuance following the Gulfstream acquisition in commercial paper. These investments are pledged as collateral against new term loans that were used to repay revolving borrowings, which were used to fund a portion of the consideration of the additional interest in Gulfstream. These investments are classified as Other Investments on the Condensed Consolidated Balance Sheets. There was $170.6 million and $207.2 million of new term loans outstanding and $171.4 million and $209.0 million of investments pledged as collateral at March 31, 2011 and December 31, 2010, respectively. See Note 2 for additional information on the acquisition of additional interest in Gulfstream.

The estimated fair values of long-term investments classified as available-for-sale were $171.4 million at March 31, 2011 and $209.0 million at December 31, 2010. There were no gross unrealized holding gains or losses as of March 31, 2011 or December 31, 2010.

10. Debt and Credit Facility

	Expiration Date	Credit Facility Capacity	Outstanding as of March 31, 2011
Credit Facility Summary			Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$311.6

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants. These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, to interest expense of 2.5 or greater. As of March 31, 2011, we were in compliance with those covenants. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

In addition to the credit facility, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both March 31, 2011 and December 31, 2010 and term borrowings of $170.6 million and $207.2 million at March 31, 2011 and December 31, 2010, respectively. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of March 31, 2011, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

The term borrowings are secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The term loan allows for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is repaid, which would typically be financed using the revolving credit facility. As of March 31, 2011, there was $171.4 million of investments in marketable securities held as collateral. See Note 9 for further discussion on these investments.

11. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis:

		March 31, 2011
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$9.5	$—	$9.5	$—
Corporate debt securities	Other investments	170.6	—	170.6	—
Money market funds	Other investments	0.8	0.8	—	—

Total Assets		$180.9	$0.8	$180.1	$—

Interest rate swap liabilities	Current liabilities—other	$1.0	$—	$1.0	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	0.6	—	0.6	—

Total Liabilities		$1.6	$—	$1.6	$—

		December 31, 2010
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Other investments	$209.0	$—	$209.0	$—

Total Assets		$209.0	$—	$209.0	$—

Interest rate swap liabilities	Current liabilities—other	$2.0	$—	$2.0	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	0.7	—	0.7	—

Total Liabilities		$2.7	$—	$2.7	$—

Level 1

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

Financial Instruments. There was no material change in fair value from December 31, 2010 for financial instruments recorded and carried at book value. Judgment is required in interpreting market data to develop the estimates of fair value.

During the 2011 and 2010 periods, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

12. Commitments and Contingencies

Environmental. We are subject to various federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some of which may involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

13. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates.

We also use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility. Interest rate hedges with Spectra Energy and other third parties, having a total notional amount of $155.0 million, were the only derivatives outstanding during the three months ended March 31, 2011.

14. New Accounting Pronouncement

There were no significant accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended March 31, 2011, we reported net income of $48.9 million compared to $39.1 million for the comparable period in 2010. The increase was due primarily to increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010. For the three months ended March 31, 2011, cash available for distribution was $69.7 million.

On April 1, 2011, the Gulfstream Phase V compression project was completed ahead of schedule and under budget. The East Tennessee Natural Gas Northeastern Tennessee Project (NET) and Market Hub expansion projects continue to progress as scheduled. The NET project is expected to be in service by the end of the third quarter 2011 and the Market Hub expansion projects are expected to be in service by mid-2011. We estimate total capital expansion expenditures of $140 million in 2011.

In November 2010, the FERC commenced the Ozark rate proceeding to determine whether Ozark Gas Transmission is over-recovering its costs. During the first quarter 2011, the parties involved in the November 2010 rate proceeding reached a settlement in principle. The settlement agreement was filed with the FERC on April 30, 2011. A final FERC order on the settlement agreement is expected by mid-2011. Management believes that the effects of these matters will not have a material adverse effect on our future results of operations, financial position or cash flows.

A cash distribution of $0.46 per limited partner unit was declared in April 2011 and is payable on May 13, 2011, representing a 2.2% increase over the previous distribution of $0.45 per limited partner unit paid in February 2011. The Spectra Energy Partners board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available for distribution. Growth in our cash available for distribution over time is dependent on identification of incremental opportunities for organic expansion, third party acquisitions or acquisitions from Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$51.2	$50.5	$0.7
Operating, maintenance and other expense	18.3	18.1	0.2
Depreciation and amortization	7.8	7.4	0.4

Operating income	25.1	25.0	0.1
Equity in earnings of unconsolidated affiliates (a)	27.8	18.4	9.4
Other income and expenses, net	0.5	—	0.5
Interest income	0.1	—	0.1
Interest expense	4.2	4.0	0.2

Earnings before income taxes	49.3	39.4	9.9
Income tax expense	0.4	0.3	0.1

Net income	$48.9	$39.1	$9.8

Net cash provided by operating activities	$57.6	$51.8	$5.8
Adjusted EBITDA (b)	32.9	32.4	0.5
Cash Available for Distribution (b)	69.7	55.7	14.0

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interests are recorded prospectively from the date of acquisition.
(b)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Operating Revenues. The $0.7 million increase was driven by $1.8 million at East Tennessee mainly due to increased contracted volumes related to the Glade Springs expansion project and higher fees due to unseasonably cold weather, partially offset by $1.3 million of decreased contracted volumes at Ozark.

Equity in Earnings of Unconsolidated Affiliates. The $9.4 million increase includes a $8.7 million increase in earnings from Gulfstream and a $0.7 million increase from Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy. The additional interest increased our ownership in Gulfstream to 49% and accounted for $8.4 million of the increase in earnings compared to the prior year quarter.

The following discussion explains the factors affecting the earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$66.9	$67.3	$(0.4)
Operating, maintenance and other expense	7.0	8.4	(1.4)
Depreciation and amortization	8.8	8.7	0.1
Other income and expenses, net	0.4	0.3	0.1
Interest expense	17.2	17.5	(0.3)

Net income	$34.3	$33.0	$1.3

Spectra Energy Partners’ share	$16.8	$8.1	$8.7

Gulfstream—Owned 49.0%

Gulfstream’s net income was $34.3 million for the three-month period ended March 31, 2011 compared to $33.0 million for the same period in 2010. The increase was driven primarily by a $1.4 million decrease in operating, maintenance and other expense due to a favorable ad valorem tax expense adjustment in 2011.

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$30.1	$29.1	$1.0
Operating, maintenance and other expense	5.4	5.7	(0.3)
Depreciation and amortization	2.6	3.5	(0.9)
Other income and expenses, net	—	0.6	(0.6)
Interest income	0.1	0.1	—
Interest expense	—	—	—
Income tax expense	0.1	0.1	—

Net income	$22.1	$20.5	$1.6

Spectra Energy Partners’ share	$11.0	$10.3	$0.7

Market Hub—Owned 50%

Market Hub’s net income increased $1.6 million to $22.1 million for the three-month period ended March 31, 2011 compared to $20.5 million for the same period in 2010. The increase was driven mainly by:

•	a $1.0 million increase in revenues resulting from the continued phase-in of expansion projects, partially offset by lower contract renewal rates, and

•	a $0.9 million decrease in depreciation expense due primarily to a change in estimated useful life of storage facilities, partially offset by

•	a $0.6 million decrease in other income primarily due to a right-of-way granted to a third party at Moss Bluff in 2010.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$48.9	$39.1
Add:
Interest expense	4.2	4.0
Income tax expense	0.4	0.3
Depreciation and amortization	7.8	7.4
Less:
Equity in earnings of Gulfstream	16.8	8.1
Equity in earnings of Market Hub	11.0	10.3
Interest income	0.1	—
Other income and expenses, net	0.5	—

Adjusted EBITDA	32.9	32.4
Add:
Cash Available for Distribution from Gulfstream	29.1	14.4
Cash Available for Distribution from Market Hub	12.2	11.6
Preliminary project costs, net	—	—
Less:
Cash paid for interest expense, net	1.9	1.7
Cash paid for income tax expense	—	—
Maintenance capital expenditures	2.6	1.0

Cash Available for Distribution	$69.7	$55.7

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net cash provided by operating activities	$57.6	$51.8
Interest income	(0.1)	—
Interest expense	4.2	4.0
Income tax expense—current	0.1	0.1
Distributions received from Gulfstream and Market Hub	(24.7)	(19.4)
Changes in operating working capital and other	(4.2)	(4.1)

Adjusted EBITDA	32.9	32.4
Add:
Cash Available for Distribution from Gulfstream	29.1	14.4
Cash Available for Distribution from Market Hub	12.2	11.6
Preliminary project costs, net	—	—
Less:
Cash paid for interest expense, net	1.9	1.7
Cash paid for income tax expense	—	—
Maintenance capital expenditures	2.6	1.0

Cash Available for Distribution	$69.7	$55.7

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$34.3	$33.0
Add:
Interest expense	17.2	17.5
Depreciation and amortization	8.8	8.7
Less:
Other income and expenses, net	0.4	0.3

Adjusted EBITDA—100%	59.9	58.9
Add:
Preliminary project costs, net	0.2	—
Less:
Cash paid for interest expense, net	—	—
Maintenance capital expenditures	0.7	0.1

Cash Available for Distribution—100%	$59.4	$58.8

Adjusted EBITDA—Spectra Energy Partners’ Share (a)	$29.3	$14.4
Cash Available for Distribution—Spectra Energy Partners’ Share (a)	29.1	14.4

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net income	$22.1	$20.5
Add:
Interest expense	—	—
Income tax expense	0.1	0.1
Depreciation and amortization	2.6	3.5
Less:
Interest income	0.1	0.1
Other income and expenses, net	—	0.6

Adjusted EBITDA—100%	24.7	23.4
Less:
Cash paid for interest expense, net	—	—
Cash paid for income tax expense	—	—
Maintenance capital expenditures	0.4	0.2

Cash Available for Distribution—100%	$24.3	$23.2

Adjusted EBITDA—50%	$12.4	$11.7
Cash Available for Distribution—50%	12.2	11.6

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub and various financing transactions including the sale of short-term investments, to fund our liquidity and capital requirements for the next 12 months. As of March 31, 2011, we had positive net working capital of $4.1 million compared to negative $0.6 million as of December 31, 2010, of which the March 31, 2011 balance included $30.5 million and the December 31, 2010 balance included $34.0 million for the note payable on demand to Market Hub. We have access to a credit facility, with a capacity of $188.4 million at March 31, 2011, and additional borrowings available under the note payable with Market Hub of $19.5 million, which are used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings on our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Operating Cash Flows

Net cash provided by operating activities totaled $57.6 million in the first three months of 2011 compared to $51.8 million during the same period in 2010. This increase was driven primarily by distributions received from Gulfstream related to the additional 24.5% interest acquired in November 2010.

Investing Cash Flows

Cash flows provided by investing activities totaled $14.9 million in the first three months of 2011 compared to $4.0 million cash used in the same period in 2010. The change was driven mainly by:

•	$28.1 million of net proceeds in 2011 from the liquidation of available-for-sale securities that were held as collateral for the term loan, and

•	$9.5 million due to release of collateral investments, partially offset by

•	$14.6 million increase in capital expenditures due to the NET expansion project at East Tennessee which will be going into service later this year, and

•	$4.7 million of distributions received from Gulfstream in 2010.

Capital and Investment Expenditures

	Three Months Ended March 31,
	2011	2010
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$16.8	$2.2
Investment Expenditures
Gulfstream	3.8	1.3
Market Hub	2.1	5.2

Total capital and investment expenditures	$22.7	$8.7

Capital and investment expenditures for the three months ended March 31, 2011 totaled $22.7 million and included $20.0 million for expansion projects and $2.7 million for maintenance and other projects. We estimate 2011 capital and investment expenditures of approximately $152 million, of which $140 million is expected to be used for expansion projects and $12 million for maintenance and other projects. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

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

Financing Cash Flows

Net cash used in financing activities totaled $70.5 million in the first three months of 2011 compared to $34.9 million during the same period in 2010. This change was driven mainly by:

•	$23.6 million of net payments on long-term debt in 2011 primarily from reductions in the term loan balances and associated collateral securities,

•

$8.5 million increase in distributions to partners in 2011 compared to the same period in 2010, as a result of increased distribution rates and higher incentive distribution rights as a result of higher available cash for distribution, and

•	$3.5 million of net payments on note payable to affiliates in 2011.

Available Credit Facility and Restrictive Debt Covenants. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution of $0.46 per limited partner unit was declared in April 2011, payable on May 13, 2011, representing a 2.2% increase over the previous distribution of $0.45 per limited partner unit and the fourteenth consecutive quarterly increase.

Other Financing Matters. As of the date of this filing, we have $1.1 billion available in the aggregate under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of limited partner common units and various debt securities.

OTHER ISSUES

Pipeline Safety Laws and Regulations. Laws, regulations and policies regarding pipeline safety may be enacted or changed in the future as a result of various pipeline incidents in 2010 on systems unrelated to ours. Consistent with our “advisor of choice” business strategy, we are engaged with policy makers to ensure that the importance of pipeline operations and the delivery of natural gas in interstate commerce is taken into consideration in any such policy development. See Item 1A. Risk Factors for further discussion.

New Accounting Pronouncement. See Note 14 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. We believe the exposure to market risk has not changed materially.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings and environmental matters, see Note 12 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our financial condition or future results. Other than the risk factor below, there have been no material changes to those risk factors.

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

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. PHMSA has initiated an evaluation of its existing regulations and appears to be considering substantial revisions in its regulations. PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management, following urgent National Transportation Safety Board recommendations related to pipeline pressure and recordkeeping. Because it is uncertain what legislation or regulatory changes will be enacted, we cannot determine the impact that such legislation or regulatory changes may have on our operations or financial condition at this time. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it could have a material adverse effect on our operations, earnings, financial condition and cash flows.

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

(a) Exhibits

Exhibit Number

*2.1	First Amendment to Contribution Agreement, dated as of January 21, 2011, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) (GP), LP and Spectra Energy Southeast Pipeline Corporation.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 09, 2011		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: May 09, 2011		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC