Form 10-Q
period 2011-06-30
Spectra Energy Partners, LP
filed 2011-08-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

At June 30, 2011, there were 96,337,929 Common Units and 1,966,081 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2011

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Transportation of natural gas	$38.0	$41.3	$82.0	$83.4
Storage of natural gas and other	5.0	6.1	12.2	14.5

Total operating revenues	43.0	47.4	94.2	97.9

Operating Expenses
Operating, maintenance and other	18.1	17.3	33.1	33.0
Depreciation and amortization	7.4	7.4	15.2	14.8
Property and other taxes	2.2	2.8	5.5	5.2

Total operating expenses	27.7	27.5	53.8	53.0

Operating Income	15.3	19.9	40.4	44.9

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	26.8	17.2	54.6	35.6
Other income and expenses, net	0.8	0.2	1.3	0.2

Total other income and expenses	27.6	17.4	55.9	35.8

Interest Income	0.2	0.1	0.3	0.1
Interest Expense	5.3	3.9	9.5	7.9

Earnings Before Income Taxes	37.8	33.5	87.1	72.9
Income Tax Expense	0.2	0.3	0.6	0.6

Net Income	$37.6	$33.2	$86.5	$72.3

Calculation of Limited Partners’ Interest in Net Income:
Net income	$37.6	$33.2	$86.5	$72.3
Less:
General partner’s interest in net income	4.8	2.4	9.1	4.7

Limited partners’ interest in net income	$32.8	$30.8	$77.4	$67.6

Weighted-average limited partner units outstanding—basic and diluted	90.5	80.3	89.8	80.3
Net income per limited partner unit—basic and diluted	$0.36	$0.38	$0.86	$0.84
Distributions paid per limited partner unit during the periods presented	$0.46	$0.42	$0.91	$0.83

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$459.5	$27.4
Receivables, net	22.7	24.8
Other	9.7	6.8

Total current assets	491.9	59.0

Investments and Other Assets
Investments in unconsolidated affiliates	729.2	728.6
Goodwill	267.9	267.9
Other investments	0.1	209.1

Total investments and other assets	997.2	1,205.6

Property, Plant and Equipment
Cost	1,193.6	1,148.3
Less accumulated depreciation and amortization	219.7	206.8

Net property, plant and equipment	973.9	941.5

Regulatory Assets and Deferred Debits	18.9	16.4

Total Assets	$2,481.9	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$30.8	$13.8
Taxes accrued	4.9	3.9
Note payable—affiliates	22.5	34.0
Other	8.8	7.9

Total current liabilities	67.0	59.6

Long-term Debt	689.4	655.8

Deferred Credits and Other Liabilities
Deferred income taxes	7.4	9.0
Other	5.8	3.7

Total deferred credits and other liabilities	13.2	12.7

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million and 89.2 million units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	1,668.8	1,458.7
General partner units (2.0 million and 1.8 million units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	39.0	32.9
Accumulated other comprehensive income	4.5	2.8

Total partners’ capital	1,712.3	1,494.4

Total Liabilities and Partners’ Capital	$2,481.9	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86.5	$72.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.2	14.8
Deferred income tax expense	0.5	0.3
Equity in earnings of unconsolidated affiliates	(54.6)	(35.6)
Distributions received from unconsolidated affiliates	66.6	41.7
Other	4.9	0.2

Net cash provided by operating activities	119.1	93.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31.9)	(11.9)
Investment expenditures	(12.9)	(10.7)
Distributions received from unconsolidated affiliates	—	6.1
Purchases of available-for-sale securities	(901.6)	—
Proceeds from sales and maturities of available-for-sale securities	1,101.1	—
Other	10.6	—

Net cash provided by (used in) investing activities	165.3	(16.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	2,117.9	1,440.0
Payments for the redemption of long-term debt	(2,084.3)	(1,440.0)
Proceeds from issuance of units	217.9	—
Proceeds from notes payable—affiliates	8.0	—
Payments on notes payable—affiliates	(19.5)	(2.5)
Purchases of Spectra Energy Partners, LP common units	—	(1.6)
Distributions to partners	(88.6)	(70.8)
Other	(3.7)	—

Net cash provided by (used in) financing activities	147.7	(74.9)

Net increase in cash and cash equivalents	432.1	2.3
Cash and cash equivalents at beginning of period	27.4	12.2

Cash and cash equivalents at end of period	$459.5	$14.5

Supplemental Disclosures
Property, plant and equipment noncash accruals	$16.4	$1.8
Deemed contributions from General Partner for services provided	—	1.4

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2010	$1,458.7	$—	$32.9	$2.8	$1,494.4
Net income	77.4	—	9.1	—	86.5
Reclassification of cash flow hedges into earnings	—	—	—	1.7	1.7
Issuance of units	213.4	—	4.5	—	217.9
Attributed deferred tax benefit	0.4	—	—	—	0.4
Distributions to partners	(81.1)	—	(7.5)	—	(88.6)

June 30, 2011	$1,668.8	$—	$39.0	$4.5	$1,712.3

December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	49.4	18.2	4.7	—	72.3
Unrealized mark-to-market net loss on hedges	—	—	—	(1.5)	(1.5)
Reclassification of cash flow hedges into earnings	—	—	—	2.4	2.4
Attributed deferred tax benefit	0.3	0.1	—	—	0.4
Distributions to partners	(48.7)	(18.0)	(4.1)	—	(70.8)
Contributions from general partner	—	—	1.4	—	1.4
Purchase of units for awards vesting	(1.6)	—	—	—	(1.6)

June 30, 2010	$1,014.4	$308.8	$29.2	$(1.3)	$1,351.1

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

2. Acquisitions

Big Sandy Pipeline, LLC (Big Sandy). On July 1, 2011, we completed the acquisition of Big Sandy from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky with capacity of 171,000 dekatherms per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT will be the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 15 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy will be recorded at their respective fair values as of the purchase date and the results of operations will be included in the Consolidated Financial Statements beginning as of the effective date of the acquisition. Big Sandy will be part of the Gas Transportation and Storage segment. Given the recent closing of the transaction, the initial accounting and supplemental pro forma information for the transaction is not available.

Gulfstream Natural Gas System, L.L.C. (Gulfstream). On November 30, 2010, we acquired an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy Corp (Spectra Energy) for approximately $330.0 million, consisting of approximately $66.0 million in newly issued units, the assumption of $7.4 million in debt owed to Spectra Energy Capital LLC, a subsidiary of Spectra Energy and $256.6 million in cash, which was funded through borrowings under our credit facility. The acquisition increased our interest in Gulfstream to 49%.

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

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”) and Saltville Gas Storage, L.L.C. (Saltville). As discussed in Note 2, Big Sandy will be part of the Gas Transportation and Storage segment effective July 1, 2011.

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

Business Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues
Gas Transportation and Storage	$43.0	$47.4	$94.2	$97.9
Other	—	—	—	—

Total operating revenues	$43.0	$47.4	$94.2	$97.9

Segment EBIT
Gas Transportation and Storage	$19.4	$22.7	$47.2	$50.2
Other	23.5	14.6	49.1	30.5

Total EBIT	42.9	37.3	96.3	80.7
Interest income	0.2	0.1	0.3	0.1
Interest expense	5.3	3.9	9.5	7.9

Earnings before income taxes	$37.8	$33.5	$87.1	$72.9

4. Regulatory Matters

Ozark Gas Transmission. In 2010, FERC initiated a rate proceeding that required Ozark to file a Cost and Revenue Study by February 1, 2011. A settlement agreement was reached with parties involved in the proceeding and filed with the FERC on April 29, 2011. A final FERC order on the settlement agreement is expected in the third quarter of 2011. Management believes that the effects of this matter will not have a material adverse effect on our future consolidated results of operations, financial position or cash flows.

5. Income Taxes

As a result of our master limited partnership structure, we are not subject to federal income tax, but certain portions of our operations are subject to Tennessee state income tax. We recognized a $3 million increase in uncertain tax positions during the six months ended June 30, 2011. Although uncertain, no material increases or decreases in uncertain tax benefits are expected to occur prior to June 30, 2012. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$37.6	$33.2	$86.5	$72.3
Unrealized mark-to-market net loss on hedges	—	(0.4)	—	(1.5)
Reclassification of cash flow hedges into earnings	0.7	1.2	1.7	2.4

Total comprehensive income	$38.3	$34.0	$88.2	$73.2

7. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per unit amounts)
Net income	$37.6	$33.2	$86.5	$72.3
Less:
General partner’s interest in net income—2%	0.8	0.7	1.7	1.5
General partner’s interest in net income attributable to incentive distribution rights	4.0	1.7	7.4	3.2

Limited partners’ interest in net income	$32.8	$30.8	$77.4	$67.6

Weighted average limited partner units outstanding—basic and diluted	90.5	80.3	89.8	80.3
Net income per limited partner unit—basic and diluted	$0.36	$0.38	$0.86	$0.84

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

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. Our distribution paid in May 2011 was $0.46 per unit.

8. Investments in Unconsolidated Affiliates

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 2 for further discussion. The equity earnings related to the additional 24.5% interest are included in our results from the date of the acquisition.

As of June 30, 2011, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the six months ended June 30, 2011, we received total distributions of $38.6 million from Gulfstream, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates. For the six months ended June 30, 2010, we received total distributions of $21.6 million, of which $15.5 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $28.0 million during the six months ended June 30, 2011 and $26.2 million during the same period in 2010, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	June 30, 2011	December 31, 2010
	(in millions)
Gulfstream	$365.2	$368.1
Market Hub	364.0	360.5

Total	$729.2	$728.6

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Gulfstream	$15.4	$7.4	$32.2	$15.5
Market Hub	11.4	9.8	22.4	20.1

Total	$26.8	$17.2	$54.6	$35.6

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Gulfstream
Operating revenues	$68.4	$66.7	$135.3	$134.0
Operating expenses	19.3	19.3	35.1	36.4
Operating income	49.1	47.4	100.2	97.6
Net income	31.5	30.1	65.8	63.1

Market Hub
Operating revenues	$31.0	$29.8	$61.1	$58.9
Operating expenses	8.3	9.9	16.3	19.1
Operating income	22.7	19.9	44.8	39.8
Net income	22.7	19.8	44.8	40.3

9. Goodwill

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment, and there have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2010.

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

10. Marketable Securities

In the fourth quarter of 2010, we invested a portion of the proceeds from the equity issuance following the Gulfstream acquisition in commercial paper. These investments which totaled $209.0 million as of December 31, 2010, were pledged as collateral against the term loan and are classified as Other Investments on the Condensed Consolidated Balance Sheets. See Note 2 for additional information on the acquisition of additional interest in Gulfstream. The estimated fair value of long-term investments classified as available-for-sale was $209.0 million at December 31, 2010. There were no gross unrealized holding gains or losses as of December 31, 2010.

In June 2011, the term loan was repaid using proceeds from the issuance of unsecured senior notes. See Note 11 for additional information on the repayment of the term loan. The related investments were subsequently liquidated and increased the cash balance as of June 30, 2011 to fund a portion of the acquisition of Big Sandy. See Note 2 for additional information on the acquisition of Big Sandy.

11. Debt and Credit Facility

	Expiration Date	Credit Facility Capacity	Outstanding as of June 30, 2011
Credit Facility Summary			Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$40.0

The credit facility prohibits us from making distributions of Available Cash to unitholders if any default or event of default, as defined in the credit agreement, exists. In addition, the credit facility contains covenants, among others, limiting our ability to make other restricted distributions or dividends on account of the purchase, redemption, retirement, acquisition, cancellation or termination of partnership interests, and is also subject to certain financial covenants.

These financial covenants include financial leverage and interest coverage ratios. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of June 30, 2011, the ratio was 3.0. The terms of the credit agreement also require us to maintain a ratio of Adjusted EBITDA, to interest expense of 2.5 or greater. As of June 30, 2011, the ratio was 13.6. As of June 30, 2011, we were in compliance with the covenants of the credit facility. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

Unsecured Senior Notes. On June 9, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes, including $250.0 million 2.95% senior notes due in 2016 and $250.0 million 4.60% senior notes due in 2021. Interest on the notes will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. Net proceeds from this offering were used to repay all of the outstanding borrowings under our term loan, a significant portion of the funds borrowed under the credit facility, with the remaining balance used for general partnership purposes.

These notes are governed by an indenture, dated as of June 9, 2011, between us and Wells Fargo Bank, National Association, the trustee, as supplemented. The aggregate principal amount of debt securities which may be issued under this indenture is unlimited. The debt securities may be issued from time to time in one or more additional series in fully registered forms. The indenture contains covenants that limit our ability to create liens on principal properties, engage in sale and leaseback transactions, merge or consolidate with another entity or sell, lease or transfer substantially all of our properties or assets to another entity.

We may redeem all or some of these notes, in whole or in part, at any time prior to the date that is one month prior to the maturity date of the 2016 notes or three months prior to the maturity date of the 2021 notes, at stated redemption prices. The notes rank equally in right of payment with all of our existing and future senior indebtedness, effectively junior in right of payment to our existing and future secured indebtedness to the extent of the value of the collateral securing that indebtedness and senior to any subordinated debt that we may incur.

Term Loan. As of December 31, 2010, the term loan had a balance of $207.2 million and was secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The term loan was repaid in June 2011 with proceeds from the issuance of the unsecured senior notes.

East Tennessee Notes Payable. In addition to the credit facility and unsecured senior notes, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both June 30, 2011 and December 31, 2010. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of June 30, 2011, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

12. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Money market funds	Cash and cash equivalents	$48.0	$48.0	$—	$—

Total Assets		$48.0	$48.0	$—	$—

Interest rate swap liabilities	Current liabilities—other	$0.4	$—	$0.4	$—

Total Liabilities		$0.4	$—	$0.4	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Other investments	$209.0	$—	$209.0	$—

Total Assets		$209.0	$—	$209.0	$—

Interest rate swap liabilities	Current liabilities—other	$2.0	$—	$2.0	$—
Interest rate swap liabilities	Deferred credits and other liabilities—other	0.7	—	0.7	—

Total Liabilities		$2.7	$—	$2.7	$—

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

13. Commitments and Contingencies

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

14. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates.

We also use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility. In June 2011, we settled our three-year interest rate swap agreements with Spectra Energy on $115.0 million of loans outstanding under the revolving credit facility, thereby reducing our total notional amount from $155.0 million as of December 31, 2010 to $40.0 million as of June 30, 2011. Other than these interest rate swaps, we did not have any derivatives outstanding during the three and six months ended June 30, 2011.

15. Sale of Common Units

On June 14, 2011, we issued 7.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $217.9 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance were used to fund a portion of the purchase price of the Big Sandy acquisition, see Note 2 for additional information.

16. New Accounting Pronouncement

There were no significant accounting pronouncements adopted during the six months ended June 30, 2011 that had a material impact on our consolidated results of operations, financial position or cash flows.

17. Subsequent Events

On July 1, 2011, we completed the acquisition of Big Sandy from EQT. See Note 2 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended June 30, 2011, we reported net income of $37.6 million compared to $33.2 million for the comparable period in 2010. The increase reflected increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010, partially offset by expected lower contract volumes at Ozark. For the six months ended June 30, 2011 and 2010, we reported net income of $86.5 million and $72.3 million, respectively. The increase was due primarily to increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010. For the six months ended June 30, 2011, cash available for distribution was $105.1 million.

During the second quarter of 2011, there were several significant financing transactions that increased our overall financial flexibility. See Liquidity and Capital Resources—Financing Cash Flows for discussion of these transactions.

On July 1, 2011, we acquired all of the ownership interests of Big Sandy for approximately $390 million in cash. The primary asset acquired is the Big Sandy Pipeline, a FERC-regulated natural gas pipeline system in eastern Kentucky. Big Sandy Pipeline has 171,000 dekatherms per day of capacity and is 68 miles in length. EQT will be the main shipper on the pipeline, with over 80 percent of the pipeline’s capacity.

The East Tennessee Natural Gas Northeastern Tennessee Project (NET) is currently in construction and is expected to be in service by the end of the third quarter 2011 as planned. The Market Hub expansion projects went into service during the second quarter 2011; capital expenditures will continue to be incurred throughout the remainder of the year and 2012 for final completion of the facilities. We initially estimated total capital expansion expenditures of approximately $140 million in 2011. As a result of cost of savings anticipated on organic growth projects, we now estimate 2011 capital expansion expenditures of $110 million, of which approximately 35% was spent as of June 30, 2011.

A cash distribution of $0.465 per limited partner unit was declared in July 2011 and is payable on August 12, 2011, representing a 1.1% increase over the previous distribution of $0.46 per limited partner unit paid in May 2011. The Spectra Energy Partners board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available for distribution. Growth in our cash available for distribution over time is dependent on identification of incremental opportunities for organic expansion, third party acquisitions or acquisitions from Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$43.0	$47.4	$(4.4)	$94.2	$97.9	$(3.7)
Operating, maintenance and other expense	20.3	20.1	0.2	38.6	38.2	0.4
Depreciation and amortization	7.4	7.4	—	15.2	14.8	0.4

Operating income	15.3	19.9	(4.6)	40.4	44.9	(4.5)
Equity in earnings of unconsolidated affiliates (a)	26.8	17.2	9.6	54.6	35.6	19.0
Other income and expenses, net	0.8	0.2	0.6	1.3	0.2	1.1
Interest income	0.2	0.1	0.1	0.3	0.1	0.2
Interest expense	5.3	3.9	1.4	9.5	7.9	1.6

Earnings before income taxes	37.8	33.5	4.3	87.1	72.9	14.2
Income tax expense	0.2	0.3	(0.1)	0.6	0.6	—

Net income	$37.6	$33.2	$4.4	$86.5	$72.3	$14.2

Net cash provided by operating activities	$61.5	$41.9	$19.6	$119.1	$93.7	$25.4
Adjusted EBITDA (b)	22.7	27.3	(4.6)	55.6	59.7	(4.1)
Cash Available for Distribution (b)	35.4	33.4	2.0	105.1	89.1	16.0

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interests are recorded prospectively from the date of acquisition.
(b)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended June 30, 2011 compared to same period in 2010

Operating Revenues. The $4.4 million decrease was driven by an anticipated decrease at Ozark largely due to lower contracted volumes effective April 1, 2011.

Operating, maintenance and other expense. The $0.2 million increase was driven mainly by:

•	a $1.3 million increase due to transaction costs associated with the acquisition of Big Sandy on July 1, 2011 and expenses incurred in securing an initial credit rating, partially offset by

•	a $0.6 million decrease due to lower ad valorem taxes and

•	a $0.4 million increase in capitalized overhead costs resulting from higher capital expenditures, primarily on the NET project.

Equity in Earnings of Unconsolidated Affiliates. The $9.6 million increase includes an $8.0 million increase in earnings from Gulfstream and a $1.6 million increase from Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, increasing our ownership in Gulfstream to 49%. The additional interest accounted for $7.7 million of the increase in Gulfstream earnings compared to the prior year quarter.

The following discussion explains the factors affecting the earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$68.4	$66.7	$1.7
Operating, maintenance and other expense	10.5	10.5	—
Depreciation and amortization	8.8	8.8	—
Other income and expenses, net	(0.1)	0.2	(0.3)
Interest expense	17.5	17.5	—

Net income	$31.5	$30.1	$1.4

Spectra Energy Partners’ share	$15.4	$7.4	$8.0

Gulfstream—Owned 49.0%

Gulfstream’s net income increased $1.4 million for the three-month period ended June 30, 2011 compared to the same period in 2010. The increase was driven primarily by a $2.5 million increase in revenues associated with the Phase V expansion project that went in-service April 1, 2011, partially offset by $0.8 million higher interruptible and short term firm revenue in 2010 due to more favorable weather conditions.

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$31.0	$29.8	$1.2
Operating, maintenance and other expense	5.6	6.3	(0.7)
Depreciation and amortization	2.7	3.6	(0.9)
Income tax expense	—	0.1	(0.1)

Net income	$22.7	$19.8	$2.9

Spectra Energy Partners’ share	$11.4	$9.8	$1.6

Market Hub—Owned 50%

Market Hub’s net income increased $2.9 million for the three-month period ended June 30, 2011 compared to the same period in 2010. The increase was driven mainly by:

•	a $1.2 million increase in revenues driven by the continued phase-in of expansion projects, partially offset by lower contract renewal rates,

•	a $0.9 million decrease in depreciation expense due to a change in the estimated useful life of storage facilities and

•	a $0.7 million decrease in operating, maintenance and other expenses mainly due to lower insurance, office rent and software amortization.

Other Income and expenses net. The $0.6 million increase is primarily due to an increase in the equity portion of allowance for funds used during construction (AFUDC) related to higher capital expenditures in 2011 on the NET project.

Interest expense. The $1.4 million increase is due to the issuance of $500.0 million of unsecured senior notes on June 9, 2011.

Six Months Ended June 30, 2011 compared to same period in 2010

Operating Revenues. The $3.7 million decrease was driven mainly by an expected decrease in contracted volumes of $4.7 million and $0.9 million of reduced throughput at Ozark, partially offset by $2.1 million of higher revenues at East Tennessee mainly due to increased contracted volumes related to the Glade Springs expansion project and higher fees due to colder weather in the first quarter of 2011.

Operating, Maintenance and Other Expense. The $0.4 million increase was driven mainly by:

•	a $1.3 million increase due to transaction costs associated with the acquisition of Big Sandy on July 1, 2011 and fees paid for our initial credit rating, partially offset by

•	an $0.8 million increase in capitalized overhead costs resulting from higher capital expenditures, primarily on the NET project.

Equity in Earnings of Unconsolidated Affiliates. The $19.0 million increase includes a $16.7 million increase in earnings from Gulfstream and a $2.3 million increase in earnings from Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, increasing our ownership in Gulfstream to 49%. The additional interest accounted for $16.1 million of the increase in Gulfstream earnings compared to the prior year.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$135.3	$134.0	$1.3
Operating, maintenance and other expense	17.5	18.9	(1.4)
Depreciation and amortization	17.6	17.5	0.1
Other income and expenses, net	0.3	0.5	(0.2)
Interest expense	34.7	35.0	(0.3)

Net income	$65.8	$63.1	$2.7

Spectra Energy Partners’ share	$32.2	$15.5	$16.7

Gulfstream—Owned 49.0%

Gulfstream’s net income increased $2.7 million for the six-month period ended June 30, 2011 compared to the same period in 2010. The increase was driven mainly by:

•

a $1.3 million increase in revenues mainly due to a $2.5 million increase associated with the Phase V expansion project that went in-service on April 1, 2011, partially offset by $1.2 million of higher interruptible and short term firm revenue in 2010 due to more favorable weather conditions and

•

a $1.4 million decrease in operating, maintenance and other expense related mainly to $2.6 million lower ad valorem and other tax expense, partially offset by a $1.2 million increase in higher administrative and insurance expenses.

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$61.1	$58.9	$2.2
Operating, maintenance and other expense	11.0	12.0	(1.0)
Depreciation and amortization	5.3	7.1	(1.8)
Other income and expenses, net	—	0.6	(0.6)
Interest income	0.1	0.1	—
Income tax expense	0.1	0.2	(0.1)

Net income	$44.8	$40.3	$4.5

Spectra Energy Partners’ share	$22.4	$20.1	$2.3

Market Hub—Owned 50%

Market Hub’s net income increased $4.5 million for the six-month period in 2011 compared to the same period in 2010. The increase was driven mainly by:

•	a $2.2 million increase in revenues driven by the continued phase-in of expansion projects, partially offset by lower contract renewal rates,

•	a $1.0 million decrease in operating, maintenance and other expense mainly due to lower insurance, office rent and software amortization and

•	a $1.8 million decrease in depreciation expense due to a change in the estimated useful life of storage facilities partially offset by,

•	a $0.6 million decrease in other income and expenses primarily due to a 2010 right-of-way granted to a third party at Moss Bluff.

Other Income and Expenses, net. The $1.1 million increase is primarily due to an increase in the equity portion of AFUDC related to higher capital expenditures in 2011 on the NET project.

Interest Expense. The $1.6 million increase is due to the issuance of $500.0 million of unsecured senior notes on June 9, 2011.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

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

Cash Available for Distribution is a non-GAAP measure and should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash Available for Distribution excludes some, but not all, items that affect Net Income and Operating Income and these measures may vary among other companies. Therefore, Cash Available for Distribution as presented may not be comparable to similarly titled measures of other companies.

Significant drivers of variances in Cash Available for Distribution between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance and the scheduled payments of interest.

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$37.6	$33.2	$86.5	$72.3
Add:
Interest expense	5.3	3.9	9.5	7.9
Income tax expense	0.2	0.3	0.6	0.6
Depreciation and amortization	7.4	7.4	15.2	14.8
Less:
Equity in earnings of Gulfstream	15.4	7.4	32.2	15.5
Equity in earnings of Market Hub	11.4	9.8	22.4	20.1
Interest income	0.2	0.1	0.3	0.1
Other income and expenses, net	0.8	0.2	1.3	0.2

Adjusted EBITDA	22.7	27.3	55.6	59.7
Add:
Cash Available for Distribution from Gulfstream	11.1	5.2	40.2	19.6
Cash Available for Distribution from Market Hub	12.5	11.7	24.7	23.3
Preliminary project costs, net	—	—	—	—
Less:
Cash paid for interest expense, net	6.2	6.0	8.1	7.7
Cash paid (received) for income tax expense	—	0.5	—	0.5
Maintenance capital expenditures	4.7	4.3	7.3	5.3

Cash Available for Distribution	$35.4	$33.4	$105.1	$89.1

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net cash provided by operating activities	$61.5	$41.9	$119.1	$93.7
Interest income	(0.2)	(0.1)	(0.3)	(0.1)
Interest expense	5.3	3.9	9.5	7.9
Income tax expense—current	—	0.2	0.1	0.3
Distributions received from Gulfstream and Market Hub	(41.9)	(22.3)	(66.6)	(41.7)
Changes in operating working capital and other	(2.0)	3.7	(6.2)	(0.4)

Adjusted EBITDA	22.7	27.3	55.6	59.7
Add:
Cash Available for Distribution from Gulfstream	11.1	5.2	40.2	19.6
Cash Available for Distribution from Market Hub	12.5	11.7	24.7	23.3
Preliminary project costs, net	—	—	—	—
Less:
Cash paid for interest expense, net	6.2	6.0	8.1	7.7
Cash paid (received) for income tax expense	—	0.5	—	0.5
Maintenance capital expenditures	4.7	4.3	7.3	5.3

Cash Available for Distribution	$35.4	$33.4	$105.1	$89.1

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$31.5	$30.1	$65.8	$63.1
Add:
Interest expense	17.5	17.5	34.7	35.0
Depreciation and amortization	8.8	8.8	17.6	17.5
Less:
Other income and expenses, net	(0.1)	0.2	0.3	0.5

Adjusted EBITDA—100%	57.9	56.2	117.8	115.1
Add:
Preliminary project costs, net	0.2	0.2	0.4	0.2
Less:
Cash paid for interest expense, net	35.2	35.1	35.2	35.1
Maintenance capital expenditures	0.2	0.1	0.9	0.2

Cash Available for Distribution—100%	$22.7	$21.2	$82.1	$80.0

Adjusted EBITDA—Spectra Energy Partners’ Share (a)	$28.4	$13.8	$57.7	$28.2
Cash Available for Distribution—Spectra Energy Partners’ Share (a)	11.1	5.2	40.2	19.6

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$22.7	$19.8	$44.8	$40.3
Add:
Interest expense	—	—	—	—
Income tax expense	—	0.1	0.1	0.2
Depreciation and amortization	2.7	3.6	5.3	7.1
Less:
Interest income	—	—	0.1	0.1
Other income and expenses, net	—	—	—	0.6

Adjusted EBITDA—100%	25.4	23.5	50.1	46.9
Less:
Cash paid for interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	0.4	0.3	0.8	0.5

Cash Available for Distribution—100%	$25.1	$23.3	$49.4	$46.5

Adjusted EBITDA—50%	$12.7	$11.8	$25.1	$23.5
Cash Available for Distribution—50%	12.5	11.7	24.7	23.3

Goodwill Impairment Test

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment, and there have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2010.

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

The long-term growth rates used for our reporting unit reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas fired electric generation plants. We assumed a long-term growth rate of 3% for our 2011 goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for our reporting unit, there would have been no impairment of goodwill.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair values. In evaluating our reporting unit for our 2011 goodwill impairment analysis, we assumed a weighted-average cost of capital that market participants would use in evaluating our business of 8.4%. Had we assumed a 100 basis point increase in the weighted-average cost of capital for our reporting unit, there would have been no impairment of goodwill.

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2011 significantly exceeded its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through June 30, 2011 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 2011, there were several significant financing transactions that increased our overall financial flexibility.

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub and various financing transactions, to fund our liquidity and capital requirements for the next 12 months. As of June 30, 2011, we had positive net working capital of $424.9 million compared to negative $0.6 million as of December 31, 2010, of which the June 30, 2011 balance included $22.5 million and the December 31, 2010 balance included $34.0 million for the note payable on demand to Market Hub. As of June 30, 2011, the significant increase in net working capital was due to proceeds from the equity issuance and sale of marketable securities both in June 2011. We used approximately $390 million of this cash to fund the Big Sandy acquisition on July 1, 2011.

We have access to a credit facility, with a capacity of $460.0 million at June 30, 2011, and additional borrowings available under the note payable with Market Hub of $27.5 million, which are used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Operating Cash Flows

Net cash provided by operating activities totaled $119.1 million in the first six months of 2011 compared to $93.7 million during the same period in 2010. This increase was driven primarily by distributions received from Gulfstream related to the additional 24.5% interest acquired in November 2010.

Investing Cash Flows

Cash flows provided by investing activities totaled $165.3 million in the first six months of 2011 compared to $16.5 million of cash used in the same period in 2010. The change was driven mainly by:

•	$199.5 million of net proceeds in 2011 from the liquidation of available-for-sale securities that were held as collateral for the term loan, and

•	$9.5 million due to release of collateral investments, partially offset by

•	$20.0 million increase in capital expenditures primarily due to the NET expansion project at East Tennessee which will be going into service in the third quarter of 2011, and

•	$6.1 million of distributions received from Gulfstream in 2010.

Capital and Investment Expenditures

	Six Months Ended June 30,
	2011	2010
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$31.9	$11.9
Investment Expenditures
Gulfstream	3.8	1.3
Market Hub	9.1	9.4

Total capital and investment expenditures	$44.8	$22.6

Capital and investment expenditures for the six months ended June 30, 2011 totaled $44.8 million and included $37.1 million for expansion projects and $7.7 million for maintenance and other projects.

We initially estimated total capital and investment expenditures of approximately $152 million, of which $140 million was expected to be used for expansion projects and $12 million for maintenance and other projects. We now anticipate cost savings on our organic growth projects. As a result, we estimate 2011 expansion expenditures of $110 million, excluding the acquisition of Big Sandy discussed below. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

On July 1, 2011, we acquired all of the ownership interests of Big Sandy for approximately $390 million in cash, subject to customary closing adjustments from EQT. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

Financing Cash Flows

Net cash provided by financing activities totaled $147.7 million in the first six months of 2011 compared to $74.9 million cash used in the same period in 2010. This change was driven mainly by:

•	$33.6 million of net proceeds on long-term debt in 2011. The issuance of unsecured senior notes was used to repay the term loan and a significant portion of the revolving credit facility, and

•	$217.9 million of proceeds from the 2011 issuance of common units, partially offset by

•

$17.8 million increase in distributions to partners in 2011 compared to the same period in 2010, as a result of increased distribution rates and limited partner units outstanding and higher incentive distribution rights as a result of higher available cash for distribution, and

•	$11.5 million of net payments on note payable to affiliates in 2011, compared to a $2.5 million payment in the same period in 2010.

The net result of financing transactions in the first half of 2011 was a slight increase of $22.1 million to total debt outstanding.

On June 9, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes, including $250.0 million 2.95% senior note due 2016 and $250.0 million 4.60% senior notes due 2021. The net proceeds from the offering were used to repay all of the outstanding borrowings under our term loan and a significant portion of the funds borrowed under our credit facility. The remaining balance of the proceeds was used for general partnership purposes.

On June 14, 2011, we issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy resulting in net proceeds of $217.9 million and a reduction in Spectra Energy’s ownership interest in us from 69% to 64%. The proceeds from this offering were used to fund a portion of the purchase price of Big Sandy on July 1, 2011.

Available Credit Facility and Restrictive Debt Covenants. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Credit Ratings. In June 2011, we received senior unsecured credit ratings of BBB/Stable from Standard and Poor’s and Fitch Ratings and Baa3/Stable from Moody’s investor services. Our credit ratings are dependent upon, among other factors, our ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions, the leverage of Spectra Energy and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of capital and, as a result, have an impact on our liquidity.

Cash Distributions. As previously discussed, a cash distribution of $0.465 per limited partner unit was declared in July 2011, payable on August 12, 2011, representing a 1.1% increase over the previous distribution of $0.46 per limited partner unit and the fifteenth consecutive quarterly increase.

Other Financing Matters. As of the date of this filing, we have $336.2 million available in the aggregate under an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of limited partner common unit.

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

New Accounting Pronouncement. See Note 16 of Notes to Condensed Consolidated Financial Statements for discussion.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 13 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

(a) Exhibits

Exhibit Number
2.1	Purchase and Sale Agreement dated as of May 11, 2011, by and among Equitrans, L. P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated May 11, 2011).

2.2	First Amendment to Purchase and Sale Agreement, dated as of June 30, 2011, by and among Equitrans, L.P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated July 1, 2011).

4.1	Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.1 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.2	First Supplemental Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.3	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.4	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 8, 2011		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: August 8, 2011		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC