Form 10-Q
period 2011-09-30
Spectra Energy Partners, LP
filed 2011-11-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At September 30, 2011, there were 96,347,567 Common Units and 1,966,081 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2011

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Transportation of natural gas	$47.9	$42.1	$129.9	$125.5
Storage of natural gas and other	5.0	6.9	17.2	21.4

Total operating revenues	52.9	49.0	147.1	146.9

Operating Expenses
Operating, maintenance and other	17.2	16.5	50.3	49.5
Depreciation and amortization	9.7	7.4	24.9	22.2
Property and other taxes	2.8	0.8	8.3	6.0

Total operating expenses	29.7	24.7	83.5	77.7

Operating Income	23.2	24.3	63.6	69.2

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	27.3	18.4	81.9	54.0
Other income and expenses, net	0.9	0.2	2.2	0.4

Total other income and expenses	28.2	18.6	84.1	54.4

Interest Income	—	—	0.3	0.1
Interest Expense	7.7	4.3	17.2	12.2

Earnings Before Income Taxes	43.7	38.6	130.8	111.5
Income Tax Expense	0.2	0.2	0.8	0.8

Net Income	$43.5	$38.4	$130.0	$110.7

Calculation of Limited Partners’ Interest in Net Income:
Net income	$43.5	$38.4	$130.0	$110.7
Less:
General partner’s interest in net income	5.4	2.7	14.5	7.4

Limited partners’ interest in net income	$38.1	$35.7	$115.5	$103.3

Weighted-average limited partner units outstanding—basic and diluted	96.3	80.3	92.0	80.3
Net income per limited partner unit—basic and diluted	$0.40	$0.44	$1.26	$1.29
Distributions paid per limited partner unit during the periods presented	$0.465	$0.43	$1.375	$1.26

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$3.8	$27.4
Receivables, net	32.8	24.8
Other	9.5	6.8

Total current assets	46.1	59.0

Investments and Other Assets
Investments in unconsolidated affiliates	730.1	728.6
Goodwill and other	460.9	477.0

Total investments and other assets	1,191.0	1,205.6

Property, Plant and Equipment
Cost	1,429.9	1,148.3
Less accumulated depreciation and amortization	225.8	206.8

Net property, plant and equipment	1,204.1	941.5

Regulatory Assets and Deferred Debits	19.3	16.4

Total Assets	$2,460.5	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$25.3	$13.8
Taxes accrued	7.0	3.9
Note payable—affiliates	28.5	34.0
Current maturities of long-term debt	10.0	—
Other	20.1	7.9

Total current liabilities	90.9	59.6

Long-term Debt	649.4	655.8

Deferred Credits and Other Liabilities
Deferred income taxes	7.6	9.0
Other	5.8	3.7

Total deferred credits and other liabilities	13.4	12.7

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million and 89.2 million units issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	1,662.8	1,458.7
General partner units (2.0 million and 1.8 million units issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	39.3	32.9
Accumulated other comprehensive income	4.7	2.8

Total partners’ capital	1,706.8	1,494.4

Total Liabilities and Partners’ Capital	$2,460.5	$2,222.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130.0	$110.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.9	22.2
Deferred income tax expense	0.7	0.4
Equity in earnings of unconsolidated affiliates	(81.9)	(54.0)
Distributions received from unconsolidated affiliates	90.1	59.8
Other	6.7	5.4

Net cash provided by operating activities	170.5	144.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(78.0)	(19.7)
Investment expenditures	(15.5)	(18.8)
Acquisition of Big Sandy	(389.6)	—
Distributions received from unconsolidated affiliates	5.4	6.1
Purchases of available-for-sale securities	(891.6)	—
Proceeds from sales and maturities of available-for-sale securities	1,091.1	—
Other	10.6	—

Net cash used in investing activities	(267.6)	(32.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	499.4	—
Payments for the redemption of long-term debt	(207.2)	—
Net decrease in revolving credit facility borrowings	(288.6)	(10.0)
Proceeds from issuance of units	217.9	—
Proceeds from notes payable—affiliates	14.0	16.0
Payments on notes payable—affiliates	(19.5)	(10.5)
Distributions to partners	(138.5)	(107.8)
Other	(4.0)	(1.6)

Net cash provided by (used in) financing activities	73.5	(113.9)

Net decrease in cash and cash equivalents	(23.6)	(1.8)
Cash and cash equivalents at beginning of period	27.4	12.2

Cash and cash equivalents at end of period	$3.8	$10.4

Supplemental Disclosures
Property, plant and equipment noncash accruals	$10.7	$0.7
Deemed contributions from General Partner for services provided	—	1.4

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2010	$1,458.7	$—	$32.9	$2.8	$1,494.4
Net income	115.5	—	14.5	—	130.0
Unrealized mark-to-market net loss on hedges	—	—	—	(0.1)	(0.1)
Reclassification of cash flow hedges into earnings	—	—	—	2.0	2.0
Issuance of units	213.4	—	4.5	—	217.9
Attributed deferred tax benefit	0.8	—	—	—	0.8
Distributions to partners	(125.9)	—	(12.6)	—	(138.5)
Other	0.3	—	—	—	0.3

September 30, 2011	$1,662.8	$—	$39.3	$4.7	$1,706.8

December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5
Net income	85.0	18.3	7.4	—	110.7
Unrealized mark-to-market net loss on hedges	—	—	—	(2.0)	(2.0)
Reclassification of cash flow hedges into earnings	—	—	—	3.5	3.5
Attributed deferred tax benefit	0.4	0.1	—	—	0.5
Distributions to partners	(74.0)	(27.2)	(6.6)	—	(107.8)
Contributions from general partner	—	—	1.4	—	1.4
Conversion of subordinated units to common units	299.7	(299.7)	—	—	—
Other	0.2	—	—	—	0.2

September 30, 2010	$1,326.3	$—	$29.4	$(0.7)	$1,355.0

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

Acquisitions. On July 1, 2011, we completed the acquisition of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million in cash. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. See Note 2 for further information on this acquisition.

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

During the third quarter of 2011, we identified errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facility. These non-cash rollovers were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the nine months ended September 30, 2010. Cash and Cash Equivalents and Net Cash Provided By (Used In) Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Condensed Consolidated Statements of Cash Flows.

In addition to making this correction, effective with the third quarter of 2011, we have elected to present cash borrowings and repayments under our revolving bank credit facility on a net basis for all periods presented as Net Decrease in Revolving Credit Facility Borrowings. As these periodic borrowings and repayments are generally of significant amounts and had terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Condensed Consolidated Statement of Cash Flows are as follows:

Nine Months Ended September 30, 2010	Proceeds From the Issuance of Long- Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
As previously reported	$2,146.0	$2,156.0
Less non-cash activity	(2,120.0)	(2,120.0)

As corrected	26.0	36.0
Less revolving credit facility activity	(26.0)	(36.0)

Long-term debt activity	$—	$—

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisitions

Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy from EQT for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky with capacity of 171,000 dekatherms per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT will be the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 15 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy were recorded at their respective fair values as of the purchase date and the results of operations were included in the Condensed Consolidated Financial Statements beginning as of the effective date of the acquisition. Since Big Sandy records assets and liabilities resulting from the rate making process, the fair values of the individual assets and liabilities are considered to approximate their carrying values. Big Sandy is part of the Gas Transportation and Storage segment.

The following table summarizes the preliminary fair values of the assets and liabilities acquired as of July 1, 2011. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Purchase Price Allocation
(in millions)
Cash purchase price	$390.0
Working capital adjustments	(0.4)

Total purchase price	389.6

Property, plant and equipment	196.2
Current liabilities	(0.4)

Total assets acquired/liabilities assumed	$195.8

Goodwill	$193.8

The purchase price is greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted above. The goodwill reflects the value of strong cash flows from stable long-term contracts. Pro forma results of operations reflecting the acquisition of Big Sandy as if the acquisition had occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.

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

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”), Saltville Gas Storage, L.L.C. (Saltville), and Big Sandy.

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

Management evaluates segment performance based on earnings before interest and taxes (EBIT) from continuing operations. On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues
Gas Transportation and Storage	$52.9	$49.0	$147.1	$146.9
Other	—	—	—	—

Total operating revenues	$52.9	$49.0	$147.1	$146.9

Segment EBIT
Gas Transportation and Storage	$25.9	$26.0	$73.1	$76.2
Other	25.5	16.9	74.6	47.4

Total EBIT	51.4	42.9	147.7	123.6
Interest income	—	—	0.3	0.1
Interest expense	7.7	4.3	17.2	12.2

Earnings before income taxes	$43.7	$38.6	$130.8	$111.5

4. Regulatory Matters

Ozark Gas Transmission. As a result of a FERC rate proceeding, Ozark Gas Transmission filed a Cost and Revenue Study in early 2011. A settlement agreement reached with parties involved in the proceeding was approved by the FERC with an effective date of October 1, 2011. The effects of this matter will not have a material impact on our future consolidated results of operations, financial position or cash flows.

5. Income Taxes

As a result of our master limited partnership structure, we are not subject to federal income tax, but certain portions of our operations are subject to Tennessee state income tax. We recognized a $3 million increase in uncertain tax positions during the nine months ended September 30, 2011. Although uncertain, no material increases or decreases in uncertain tax benefits are expected to occur prior to September 30, 2012. Market Hub is liable for Texas income (margin) tax under a tax sharing agreement with Spectra Energy.

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$43.5	$38.4	$130.0	$110.7
Unrealized mark-to-market net loss on hedges	(0.1)	(0.5)	(0.1)	(2.0)
Reclassification of cash flow hedges into earnings	0.3	1.1	2.0	3.5

Total comprehensive income	$43.7	$39.0	$131.9	$112.2

7. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per unit amounts)
Net income	$43.5	$38.4	$130.0	$110.7
Less:
General partner’s interest in net income—2%	0.9	0.7	2.6	2.2
General partner’s interest in net income attributable to incentive distribution rights	4.5	2.0	11.9	5.2

Limited partners’ interest in net income	$38.1	$35.7	$115.5	$103.3

Weighted average limited partner units outstanding—basic and diluted	96.3	80.3	92.0	80.3
Net income per limited partner unit—basic and diluted	$0.40	$0.44	$1.26	$1.29

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

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. Our distribution paid in August 2011 was $0.465 per unit.

8. Investments in Unconsolidated Affiliates

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 2 for further discussion. The equity earnings related to the additional 24.5% interest are included in our results from the date of the acquisition.

As of September 30, 2011, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the nine months ended September 30, 2011, we received total distributions of $56.0 million from Gulfstream, of which $50.6 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $5.4 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates. For the nine months ended September 30, 2010, we received total distributions of $29.4 million, of which $23.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $39.5 million during the nine months ended September 30, 2011 and $36.5 million during the same period in 2010, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	September 30, 2011	December 31, 2010
	(in millions)
Gulfstream	$363.9	$368.1
Market Hub	366.2	360.5

Total	$730.1	$728.6

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Gulfstream	$16.2	$8.2	$48.4	$23.7
Market Hub	11.1	10.2	33.5	30.3

Total	$27.3	$18.4	$81.9	$54.0

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Gulfstream
Operating revenues	$69.7	$69.5	$205.0	$203.5
Operating expenses	18.7	18.4	53.8	54.8
Operating income	51.0	51.1	151.2	148.7
Net income	33.0	33.8	98.8	96.9

Market Hub
Operating revenues	$31.0	$29.2	$92.1	$88.1
Operating expenses	8.6	9.0	24.9	28.1
Operating income	22.4	20.2	67.2	60.0
Net income	22.3	20.3	67.1	60.6

9. Goodwill

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment.

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

Changes in the balance of goodwill since December 31, 2010 follow (in millions):

Balance at December 31, 2010	$267.9
Increase due to the acquisition of Big Sandy (a)	193.8

Balance at September 30, 2011	$461.7

(a)	See Note 2 for further discussion.

10. Marketable Securities

In the fourth quarter of 2010, we invested a portion of the proceeds from the equity issuance following the Gulfstream acquisition in commercial paper. These investments which totaled $209.0 million as of December 31, 2010, were pledged as collateral against the term loan and are classified as Other Investments on the Condensed Consolidated Balance Sheet. See Note 2 for additional information on the acquisition of additional interest in Gulfstream. The estimated fair value of long-term investments classified as available-for-sale was $209.0 million at December 31, 2010. There were no gross unrealized holding gains or losses as of December 31, 2010.

In June 2011, the term loan was repaid using proceeds from the issuance of unsecured senior notes, and the related investments were liquidated. See Note 11 for additional information on the repayment of the term loan.

11. Debt and Credit Facility

	Expiration Date	Credit Facility Capacity	Outstanding as of September 30, 2011
Credit Facility Summary			Revolving Credit
		(in millions)
Spectra Energy Partners, LP	2012	$500.0	$10.0

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

These financial covenants include a financial leverage ratio. The terms of the credit agreement require us to maintain a ratio of total debt to Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of September 30, 2011, the ratio was 2.6. As of September 30, 2011, we were in compliance with the covenants of the credit facility. The credit facility does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

On October 18, 2011, we entered into a $700 million revolving credit agreement (Credit Agreement) which will mature on October 18, 2016 and may be extended for up to two additional one-year periods at our request. The Credit Agreement contains a sublimit of $250 million for issuances of letters of credit, $150 million of which may be denominated in alternative currencies. The Credit Agreement also provides for up to $350 million in additional revolving commitments, which may consist of incremental term loans that, at our election, automatically increase the aggregate amount of the revolving commitments upon any prepayment thereof.

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

East Tennessee Notes Payable. In addition to the credit facility and unsecured senior notes, long-term debt includes East Tennessee’s 5.71% unsecured notes payable totaling $150.0 million as of both September 30, 2011 and December 31, 2010. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of September 30, 2011, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

12. Fair Value Measurements

As of September 30, 2011, there were no assets and liabilities measured at fair value on a recurring basis.

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010.

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

Level 2 Valuation Techniques

Fair values of our financial instruments that are actively traded in the secondary market, primarily corporate debt securities, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

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

Financial Instruments There was no material change in fair value from December 31, 2010 for financial instruments recorded and carried at book value. Judgment is required in interpreting market data to develop the estimates of fair value.

During the 2011 and 2010 periods, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

13. Commitments and Contingencies

Environmental. We are subject to various federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that upon resolution will have a material effect on our consolidated results of operations, financial position or cash flows.

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some of which may involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows.

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of September 30, 2011 or December 31, 2010 related to litigation.

14. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates.

We also use “pay fixed—receive floating” interest rate swaps to mitigate our exposure to variable interest rates on loans outstanding under our revolving credit facility. In September 2011, we settled our remaining floating-to-fixed interest rate swaps on $40.0 million of loans outstanding under the revolving credit facility in conjunction with the pay down of our credit facility. As of September 30, 2011, we did not have any derivatives outstanding.

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

16. New Accounting Pronouncement

There were no significant accounting pronouncements adopted during the nine months ended September 30, 2011 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended September 30, 2011, we reported net income of $43.5 million compared to $38.4 million for the comparable period in 2010. The increase reflected increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010, partially offset by expected lower contract volumes at Ozark. For the nine months ended September 30, 2011 and 2010, we reported net income of $130.0 million and $110.7 million, respectively. The increase was due primarily to increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010. For the nine months ended September 30, 2011, cash available for distribution was $174.4 million.

In 2011 there have been several significant financing transactions that increased our overall financial flexibility. See Liquidity and Capital Resources—Financing Cash Flows for discussion of these transactions.

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

The East Tennessee Natural Gas Northeastern Tennessee Project (NET) was placed into service on September 1, 2011 as planned. The Market Hub expansion projects went into service during the second quarter 2011; capital expenditures will continue to be incurred throughout the remainder of the year and 2012 for final completion of the facilities. We initially estimated total capital expansion expenditures of approximately $140 million in 2011. As a result of cost of savings anticipated on organic growth projects, we now estimate 2011 capital expansion expenditures of approximately $110 million.

A cash distribution of $0.47 per limited partner unit was declared on October 26, 2011 and is payable on November 14, 2011, representing a 1.1% increase over the previous distribution of $0.465 per limited partner unit paid in August 2011. The Spectra Energy Partners board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available for distribution. Growth in our cash available for distribution over time is dependent on identification of incremental opportunities for organic expansion, third party acquisitions or acquisitions from Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$52.9	$49.0	$3.9	$147.1	$146.9	$0.2
Operating, maintenance and other expense	20.0	17.3	2.7	58.6	55.5	3.1
Depreciation and amortization	9.7	7.4	2.3	24.9	22.2	2.7

Operating income	23.2	24.3	(1.1)	63.6	69.2	(5.6)
Equity in earnings of unconsolidated affiliates (a)	27.3	18.4	8.9	81.9	54.0	27.9
Other income and expenses, net	0.9	0.2	0.7	2.2	0.4	1.8
Interest income	—	—	—	0.3	0.1	0.2
Interest expense	7.7	4.3	3.4	17.2	12.2	5.0

Earnings before income taxes	43.7	38.6	5.1	130.8	111.5	19.3
Income tax expense	0.2	0.2	—	0.8	0.8	—

Net income	$43.5	$38.4	$5.1	$130.0	$110.7	$19.3

Net cash provided by operating activities	$51.4	$50.8	$0.6	$170.5	$144.5	$26.0
Adjusted EBITDA (b)	32.9	31.7	1.2	88.5	91.4	(2.9)
Cash Available for Distribution (b)	69.3	50.4	18.9	174.4	139.5	34.9

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interests are recorded prospectively from the date of acquisition.
(b)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended September 30, 2011 compared to same period in 2010

Operating Revenues. The $3.9 million increase was driven by $8.4 million related to the July 2011 acquisition of the Big Sandy assets and $1.9 million from the NET project placed in service in September 2011, partially offset by an anticipated decrease at Ozark of $4.2 million from lower contracted volumes and rates, and $1.2 million resulting from lower throughput volumes.

Operating, Maintenance and Other Expense. The $2.7 million increase was driven primarily by a $2.4 million increase in operating costs associated with the Big Sandy acquisition.

Depreciation and Amortization. The $2.3 million increase was driven mainly by the acquisition of the Big Sandy assets.

Equity in Earnings of Unconsolidated Affiliates. The $8.9 million increase includes an $8.0 million increase in earnings from Gulfstream and a $0.9 million increase from Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, increasing our ownership in Gulfstream to 49%. The additional ownership interest contributed an $8.1 million increase to Gulfstream earnings compared to the prior year quarter.

The following discussion explains the factors affecting the earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$69.7	$69.5	$0.2
Operating, maintenance and other expense	9.8	9.6	0.2
Depreciation and amortization	8.9	8.8	0.1
Other income and (expenses), net	(0.3)	0.1	(0.4)
Interest expense	17.7	17.4	0.3

Net income	$33.0	$33.8	$(0.8)

Spectra Energy Partners’ share	$16.2	$8.2	$8.0

Gulfstream—Owned 49.0%

Revenue increases of $2.6 million related to the Phase V expansion project that went in-service April 1, 2011 were offset by lower interruptible, short term firm, and park and loan revenue due to more favorable weather conditions in 2010.

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$31.0	$29.2	$1.8
Operating, maintenance and other expense	5.9	5.4	0.5
Depreciation and amortization	2.7	3.6	(0.9)
Interest income	—	0.1	(0.1)
Income tax expense	0.1	—	0.1

Net income	$22.3	$20.3	$2.0

Spectra Energy Partners’ share	$11.1	$10.2	$0.9

Market Hub—Owned 50%

Market Hub’s net income increased $2.0 million for the three-month period ended September 30, 2011 compared to the same period in 2010. The increase was driven mainly by:

•	a $1.8 million increase in revenues driven by the completion of the phase-in of expansion projects, partially offset by lower contract renewal rates, and

•	a $0.9 million decrease in depreciation expense due to a change in the estimated useful life of storage facilities, partially offset by

•	a $0.5 million increase in operating, maintenance and other expenses mainly due to lower net fuel recoveries.

Other Income and Expenses net. The $0.7 million increase is primarily due to an increase in the equity portion of allowance for funds used during construction (AFUDC) related to higher capital expenditures in 2011 on the NET project.

Interest Expense. The $3.4 million increase is due to the issuance of $500.0 million of unsecured senior notes on June 9, 2011.

Nine Months Ended September 30, 2011 compared to same period in 2010

Operating Revenues. An $8.4 million increase associated with the acquisition of the Big Sandy assets in July 2011, a $2.2 million increase at East Tennessee mostly due to increased contracted volumes related to the Glade Springs expansion project and higher fees due to colder weather in the first quarter of 2011, and a $1.9 million increase related to the NET expansion project placed in-service September 1, 2011, were offset by an anticipated decrease in Ozark’s contracted volumes and rates of $8.9 million and $2.1 million of reduced throughput at Ozark.

Operating, Maintenance and Other Expense. The $3.1 million increase was driven mainly by:

•	a $2.4 million increase in operating costs due to the acquisition of the Big Sandy assets, and

•	a $0.9 million increase due to transaction costs associated with the acquisition of Big Sandy.

Depreciation and Amortization. The $2.7 million increase was driven primarily by the acquisition of the Big Sandy assets in July 2011.

Equity in Earnings of Unconsolidated Affiliates. The $27.9 million increase includes a $24.7 million increase in earnings from Gulfstream and a $3.2 million increase in earnings from Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, increasing our ownership in Gulfstream to 49%. The additional interest accounted for $24.2 million of the increase in Gulfstream earnings compared to the prior year.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$205.0	$203.5	$1.5
Operating, maintenance and other expense	27.3	28.5	(1.2)
Depreciation and amortization	26.5	26.3	0.2
Other income and expenses, net	—	0.6	(0.6)
Interest expense	52.4	52.4	—

Net income	$98.8	$96.9	$1.9

Spectra Energy Partners’ share	$48.4	$23.7	$24.7

Gulfstream—Owned 49.0%

Gulfstream’s net income increased $1.9 million for the nine-month period ended September 30, 2011 compared to the same period in 2010. The increase was driven mainly by:

•

a $1.5 million increase in revenues mainly due to a $5.1 million increase associated with the Phase V expansion project that went in-service on April 1, 2011, partially offset by $2.7 million of higher interruptible, short term firm revenue and park and loan revenue in 2010 due to more favorable weather conditions and

•

a $1.2 million decrease in operating, maintenance and other expense related mainly to $2.3 million lower ad valorem and other tax expense mainly due to a favorable 2010 valuation true-up in the first quarter of 2011 and a sales and use tax adjustment, partially offset by a $0.6 million increase in higher administrative expenses, partially offset by

•	a $0.6 million decrease in other income and expenses primarily due to higher capital work performed on behalf of a customer in 2010.

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$92.1	$88.1	$4.0
Operating, maintenance and other expense	16.9	17.4	(0.5)
Depreciation and amortization	8.0	10.7	(2.7)
Other income and expenses, net	—	0.6	(0.6)
Interest income	0.1	0.2	(0.1)
Income tax expense	0.2	0.2	—

Net income	$67.1	$60.6	$6.5

Spectra Energy Partners’ share	$33.5	$30.3	$3.2

Market Hub—Owned 50%

Market Hub’s net income increased $6.5 million for the nine-month period in 2011 compared to the same period in 2010. The increase was driven mainly by:

•	a $4.0 million increase in revenues driven by the continued phase-in of expansion projects, partially offset by lower contract renewal rates,

•	a $2.7 million decrease in depreciation expense due to a change in the estimated useful life of storage facilities, partially offset by

•	a $0.6 million decrease in other income and expenses primarily due to a 2010 right-of-way granted to a third party at Moss Bluff.

Other Income and Expenses, net. The $1.8 million increase is primarily due to an increase in the equity portion of AFUDC related to higher capital expenditures in 2011 on the NET project.

Interest Expense. The $5.0 million increase is due to the issuance of $500.0 million of unsecured senior notes on June 9, 2011.

Matters Affecting Future Results

Our interstate pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.

In August 2011, the PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. The PHMSA also has issued an Advisory Bulletin which among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Such legislative and regulatory changes may have a material adverse effect on our operations, earnings, financial condition and cash flows through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$43.5	$38.4	$130.0	$110.7
Add:
Interest expense	7.7	4.3	17.2	12.2
Income tax expense	0.2	0.2	0.8	0.8
Depreciation and amortization	9.7	7.4	24.9	22.2
Less:
Equity in earnings of Gulfstream	16.2	8.2	48.4	23.7
Equity in earnings of Market Hub	11.1	10.2	33.5	30.3
Interest income	—	—	0.3	0.1
Other income and expenses, net	0.9	0.2	2.2	0.4

Adjusted EBITDA	32.9	31.7	88.5	91.4
Add:
Cash Available for Distribution from Gulfstream	29.4	14.7	69.6	34.3
Cash Available for Distribution from Market Hub	11.8	11.4	36.5	34.7
Preliminary project costs, net	—	—	—	—
Less:
Cash paid for interest expense, net	0.8	2.0	8.9	9.7
Cash paid for income tax expense	—	0.2	—	0.7
Maintenance capital expenditures	4.0	5.2	11.3	10.5

Cash Available for Distribution	$69.3	$50.4	$174.4	$139.5

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net cash provided by operating activities	$51.4	$50.8	$170.5	$144.5
Interest income	—	—	(0.3)	(0.1)
Interest expense	7.7	4.3	17.2	12.2
Income tax expense—current	—	0.1	0.1	0.4
Distributions received from Gulfstream and Market Hub	(23.5)	(18.1)	(90.1)	(59.8)
Changes in operating working capital and other	(2.7)	(5.4)	(8.9)	(5.8)

Adjusted EBITDA	32.9	31.7	88.5	91.4
Add:
Cash Available for Distribution from Gulfstream	29.4	14.7	69.6	34.3
Cash Available for Distribution from Market Hub	11.8	11.4	36.5	34.7
Preliminary project costs, net	—	—	—	—
Less:
Cash paid for interest expense, net	0.8	2.0	8.9	9.7
Cash paid for income tax expense	—	0.2	—	0.7
Maintenance capital expenditures	4.0	5.2	11.3	10.5

Cash Available for Distribution	$69.3	$50.4	$174.4	$139.5

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$33.0	$33.8	$98.8	$96.9
Add:
Interest expense	17.7	17.4	52.4	52.4
Depreciation and amortization	8.9	8.8	26.5	26.3
Less:
Other income and (expenses), net	(0.3)	0.1	—	0.6

Adjusted EBITDA—100%	59.9	59.9	177.7	175.0
Add:
Preliminary project costs, net	0.3	0.2	0.7	0.4
Less:
Cash paid for interest expense, net	—	—	35.2	35.1
Maintenance capital expenditures	0.2	0.3	1.1	0.5

Cash Available for Distribution—100%	$60.0	$59.8	$142.1	$139.8

Adjusted EBITDA—Spectra Energy Partners’ Share (a)	$29.3	$14.7	$87.0	$42.9
Cash Available for Distribution—Spectra Energy Partners’ Share (a)	29.4	14.7	69.6	34.3

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$22.3	$20.3	$67.1	$60.6
Add:
Interest expense	—	—	—	—
Income tax expense	0.1	—	0.2	0.2
Depreciation and amortization	2.7	3.6	8.0	10.7
Less:
Interest income	—	0.1	0.1	0.2
Other income and expenses, net	—	—	—	0.6

Adjusted EBITDA—100%	25.1	23.8	75.2	70.7
Less:
Cash paid (received) for interest expense, net	—	—	(0.1)	(0.1)
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	1.6	0.9	2.4	1.4

Cash Available for Distribution—100%	$23.5	$22.9	$72.9	$69.4

Adjusted EBITDA—50%	$12.5	$11.9	$37.6	$35.4
Cash Available for Distribution—50%	11.8	11.4	36.5	34.7

Goodwill Impairment Test

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. All of our goodwill is in our Gas Transportation and Storage segment. The carrying amount of goodwill increased from $267.9 million at December 31, 2010 to $461.7 million at September 30, 2011 primarily due to the acquisition of Big Sandy on July 1, 2011.

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

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2011 significantly exceeded its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through September 30, 2011 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, to fund our liquidity and capital requirements for the next 12 months. As of September 30, 2011, we had negative net working capital of $44.8 million compared to a negative $0.6 million of working capital as of December 31, 2010. The September 30, 2011 and the December 31, 2010 balances included $28.5 million and $34.0 million, respectively for the note payable on demand to Market Hub. As of September 30, 2011, the decrease in net working capital was due mainly to the increase in capital accruals related to expansion projects and reclassification of current maturities of long-term debt of $10.0 million.

We have access to a credit facility, with available capacity of $490.0 million at September 30, 2011, and additional borrowings available under the note payable with Market Hub of $21.5 million, which are used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

In October 2011, we executed a new $700.0 million credit facility to replace our existing $500.0 million credit facility which was due to expire in July 2012. After executing the new credit facility, we established a commercial paper program providing for the issuance of up to $700.0 million of commercial paper to fund our short-term borrowing needs, including the initial funding of capital expenditures. Our new credit facility, which expires in October 2016, is available to repay our commercial paper, if necessary. Amounts outstanding under the commercial paper program reduce the borrowings available under our credit facility.

Operating Cash Flows

Net cash provided by operating activities totaled $170.5 million in the first nine months of 2011 compared to $144.5 million during the same period in 2010. This increase was driven primarily by distributions received from Gulfstream related to the additional 24.5% interest acquired in November 2010.

Investing Cash Flows

Cash flows used in investing activities totaled $267.6 million in the first nine months of 2011 compared to $32.4 million of cash used in the same period in 2010. The change was driven mainly by:

•	$389.6 million for the acquisition of Big Sandy in 2011, and

•	a $58.3 million increase in capital expenditures primarily due to the NET expansion project at East Tennessee which went into service in September of 2011, partially offset by

•	$199.5 million of net proceeds in 2011 from the liquidation of available-for-sale securities that were held as collateral for our term loan.

Capital and Investment Expenditures

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$78.0	$19.7
Investment Expenditures
Gulfstream	3.8	2.7
Market Hub	11.7	16.1

Total capital and investment expenditures	$93.5	$38.5

Capital and investment expenditures for the nine months ended September 30, 2011 totaled $93.5 million and included $82.5 million for expansion projects and $11.0 million for maintenance and other projects.

We initially estimated total capital and investment expenditures of approximately $152 million, of which $140 million was expected to be used for expansion projects and $12 million for maintenance and other projects. Our 2011 organic growth projects have experienced significant cost savings. As a result, we estimate 2011 expansion expenditures of approximately $110 million, excluding the acquisition of Big Sandy discussed below. Given our objective of growth through acquisitions and expansions of existing assets, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

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

Financing Cash Flows

Net cash provided by financing activities totaled $73.5 million in the first nine months of 2011 compared to $113.9 million cash used in the same period in 2010. This change was driven mainly by:

•	$217.9 million of proceeds from the 2011 issuance of common units, partially offset by

•

$30.7 million increase in distributions to partners in 2011 compared to the same period in 2010, as a result of increased distribution rates and limited partner units outstanding and higher incentive distribution rights as a result of higher available cash for distribution.

The net result of financing transactions in the 2011 was a slight decrease of $1.9 million to total debt outstanding.

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

Available Credit Facility and Restrictive Debt Covenants. In October 2011, we entered into a new $700.0 million credit facility which replaced our $500.0 million credit facility. Our new credit facility expires in 2016 and replaces the facility that was scheduled to expire in 2012. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

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

Cash Distributions. As previously discussed, a cash distribution of $0.47 per limited partner unit was declared in October 2011, payable on November 14, 2011, representing a 1.1% increase over the previous distribution of $0.465 per limited partner unit and the sixteenth consecutive quarterly increase.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans.

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

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, the PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. The PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management, following urgent National Transportation Safety Board recommendations related to pipeline pressure and recordkeeping. Because it is uncertain what legislation or regulatory changes will be enacted, we cannot determine the impact that such legislation or regulatory changes may have on our operations or financial condition at this time. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have a material adverse effect on our operations, earnings, financial condition and cash flows.

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

(a) Exhibits

Exhibit Number
10.1	Credit Agreement, dated as of October 18, 2011, among Spectra Energy Partners, LP, the Initial Lenders and Issuing Banks named therein, and Citibank, N.A., as Administrative Agent (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Partners, LP on October 20, 2011).

*10.2	Second Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of September 9, 2011.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 8, 2011		/S/ GREGORY J. RIZZO
Gregory J. Rizzo President and Chief Executive Officer

Date: November 8, 2011		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer