Form 10-K
period 2011-12-31
Spectra Energy Partners, LP
filed 2012-02-28
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2011: $1,123,000,000.

At January 31, 2012, there were 96,348,795 Common Units and 1,966,303 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2011

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

General

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems with over 3,200 miles of pipelines that serve the southeastern quadrant of the United States and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 57 billion cubic feet (Bcf) that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “SEP.” Our internet website is http://www.spectraenergypartners.com.

We transport, gather and store natural gas for a broad mix of customers, including local gas distribution companies (LDC), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, and exploration and production companies. In addition to serving the directly connected southeastern quadrant of the United States, our pipeline, storage and gathering systems have access to customers in the mid-Atlantic, northeastern and midwestern regions of the United States through numerous interconnections with major pipelines. Our interstate gas transmission pipeline and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) with the exception of Moss Bluff intrastate storage operations and the Ozark gathering facilities which are subject to oversight by various state commissions.

Our wholly owned operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the NYSE under the symbol “SE.” As of December 31, 2011, Spectra Energy and its subsidiaries collectively owned 64% of us and the remaining 36% was publicly owned.

Initial Public Offering

On July 2, 2007, immediately prior to the closing of our initial public offering (IPO) of 11.5 million common units, Spectra Energy contributed to us 100% of the ownership of East Tennessee Natural Gas, LLC (East Tennessee), 50% of the ownership of Market Hub Partners Holding (Market Hub) and a 24.5% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Spectra Energy indirectly owned 100% of us prior to the closing of the IPO.

Acquisitions

In 2008, we completed the acquisition of the equity interests of Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline from a wholly owned subsidiary of Spectra Energy at a purchase price of $107.0 million, which included the issuance of 4.2 million common units and 0.1 million general partner units, and a cash payment of $4.7 million to Spectra Energy.

In 2009, we acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million in cash. NOARK’s assets consist of 100% ownership interests of Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively referred to as Ozark). This transaction was partially refinanced in 2009 through a sale of 9.8 million common units.

In 2010, we acquired an additional 24.5% interest in Gulfstream from a wholly owned subsidiary of Spectra Energy for the aggregate consideration of $330.0 million, consisting of $66.0 million of newly issued units, the assumption of approximately $7.4 million in debt owed to a subsidiary of Spectra Energy and a cash payment of $256.6 million to Spectra Energy. Following the acquisition, we own a 49% interest in Gulfstream.

On July 1, 2011, we completed the acquisition of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile FERC-regulated natural gas pipeline system in eastern Kentucky with capacity of approximately 0.2 Bcf per day (Bcf/d). The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT, a natural gas production and midstream business, is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 14 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

For financial information on our acquisitions, see Item 8. Financial Statements and Supplementary Data, Note 3 of Notes to Consolidated Financial Statements.

Gas Transportation and Storage

Our sole segment, Gas Transportation and Storage, includes East Tennessee, Saltville, Ozark and Big Sandy. Gas Transportation and Storage provides interstate transportation, storage, fee-based gathering of natural gas, and storage and regasification of liquefied natural gas (LNG) for customers in the southeastern quadrant of the United States. These operations are mainly subject to the FERC’s and the Department of Transportation’s (DOT’s) rules and regulations.

General

East Tennessee

We own and operate 100% of the 1,517-mile East Tennessee interstate natural gas transportation system, which extends from central Tennessee eastward into southwest Virginia and northern North Carolina, and southward into northern Georgia. East Tennessee supports the energy demands of the southeast and mid-Atlantic regions of the United States through connections to 33 receipt points and 179 delivery points and has market delivery capability of approximately 1.7 Bcf/d of natural gas. East Tennessee also owns and operates a LNG storage facility in Kingsport, Tennessee with a working gas storage capacity of 1.1 Bcf and regasification capability of 150 million cubic feet per day (MMcf/d).

On September 1, 2011, we placed into service the Northeastern Tennessee (NET) project. This project provides 150,000 dekatherms per day (Dth/d) of gas service to an electric generation plant in Hawkins County, Tennessee.

Saltville

We own and operate 100% of the Saltville natural gas storage facilities which consist of 5.4 Bcf of total storage capacity. The storage facilities interconnect with the East Tennessee system in southwest Virginia and offer high deliverability salt cavern and reservoir storage capabilities that are strategically located near markets in Tennessee, Virginia and North Carolina.

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

Big Sandy

We own and operate 100% of the 68 mile Big Sandy pipeline system located in Carter, Floyd, Johnson, and Lawrence counties, of Kentucky. This system serves local producers and transports East Kentucky supply from its main receipt point to its main interconnecting delivery point for transportation to downstream markets. EQT is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. The system has capacity of approximately 0.2 Bcf/d of natural gas.

Customers and Contracts

Gas Transportation and Storage’s customers include LDCs, utilities, municipalities, interstate and intrastate pipelines, industrial companies, natural gas marketers and producers, electric power generators, and exploration and production companies. Gas Transportation and Storage’s largest customer in 2011 was EQT, a natural gas production and midstream company, which accounted for 12% of its revenues. For 2012, we anticipate Tennessee Valley Authority to be one of the segment’s largest customers.

Gas Transportation and Storage has contracts with its customers to provide firm transportation and storage services as well as fee-based gathering services. Payments under firm transportation and storage services are based mainly on the volume of capacity reserved on the system regardless of the capacity actually used, and also include a variable charge based on the volume of natural gas actually transported. As a result, firm transportation revenues typically remain relatively constant over the term of the contracts. Fee-based gathering service contracts, which represent less than 4% of Gas Transportation and Storage operating revenues in 2011, include variable charges based on the volume of natural gas actually gathered and the number of compression stages needed to deliver the gathered gas. Maximum and minimum rates for firm transportation and storage services are governed by the applicable FERC-approved natural gas tariff while fee-based gathering services are governed by the applicable state oil and gas commissions.

Gas Transportation and Storage also provides interruptible transportation and storage services under which gas is transported or stored for customers when operationally feasible and customers pay only for the actual volume of gas transported or stored. Under all contracts, except for those on Big Sandy, Gas Transportation and Storage retains, at no cost, a fixed percentage of the natural gas it transports in order to supply the fuel needed for natural gas compression on the system. For Big Sandy, all compression is powered by electric drivers and all power costs are paid by the shippers.

As of December 31, 2011, East Tennessee and Saltville firm transportation and storage contracts had a weighted average remaining life of approximately nine years and Big Sandy’s contracts had a weighted average remaining life of approximately 14 years. Ozark, excluding gathering contracts, had a weighted average remaining life of approximately three years. In 2011, 97% of East Tennessee and Saltville, 93% of Big Sandy, and 80% of Ozark Gas Transmission’s revenues were derived from capacity reservation charges under firm contracts (including LNG storage services), with the remainder representing variable usage fees under firm and interruptible transportation contracts.

East Tennessee currently operates under the tariff rates approved by the FERC in November 2005.

In 2008, Saltville placed into effect new rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement included a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Ozark Gas Transmission operates under rates established as a result of an uncontested settlement agreement with customers approved by the FERC in 2000. In 2011, Ozark Gas Transmission filed a Cost and Revenue Study as a result of a FERC rate proceeding. A settlement agreement in the 2011 rate proceeding was approved by the FERC on October 1, 2011 and had no impact on results of operations, financial position, or cash flows.

Big Sandy operates under rates approved by the FERC in 2006. That order required Big Sandy to file a Cost and Revenue Study within three years after its in-service date. Big Sandy filed the Cost and Revenue Study on April 8, 2011. The Cost and Revenue Study was accepted by the FERC for filing on October 26, 2011. There was no change to the currently effective rates and the rates will remain in effect subject to further negotiations or a future rate proceeding.

Source of Supply

Gas supply attachments are a critical factor for Gas Transportation and Storage customers. Its customers benefit from gas supply from the Gulf Coast region through Tennessee Gas Pipeline Company, Texas Eastern Transmission, L.P. (Texas Eastern, a subsidiary of Spectra Energy), Southern Natural Gas Company, Columbia Gulf Transmission Company and Midwestern Gas Pipeline System. Gas Transportation and Storage customers also receive natural gas supply from conventional and non-conventional sources such as Appalachian Shale, Huron Shale, and coal-bed methane, as well as from Fayetteville Shale and Arkoma supply basins. Natural gas withdrawn from East Tennessee’s LNG storage facility and other on-system storage fields, including Saltville’s natural gas storage facilities, provide customers with additional supply sources used to supplement supplies during periods of peak demand.

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

Big Sandy indirectly serves the mid-Atlantic and northeast markets and competes for supply from the Huron Shale with NiSource’s Columbia Gas Transmission system.

Gulfstream

General

We own a 49% interest in the 745-mile Gulfstream interstate natural gas transportation system which extends from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico and into Florida. The Gulfstream pipeline currently includes approximately 279 miles of onshore pipeline in Florida, 12 miles of onshore pipeline in Alabama and Mississippi, and 454 miles of offshore pipeline in the Gulf of Mexico. Facilities also include gas treatment facilities and a compressor station in Coden, Alabama. Gulfstream supports the south and central Florida markets through its connection to nine receipt points and 23 delivery points and has market delivery capability of 1.29 Bcf/d of natural gas. The Phase V compression project was placed in service April 1, 2011. Spectra Energy and affiliates of The Williams Companies, Inc. (Williams) own the remaining 1% and 50% interests in Gulfstream, respectively, and jointly operate the system.

Customers, Contracts and Supply

In 2011, Florida Power & Light Company and Florida Power Corporation d/b/a Progress Energy Florida, Inc. accounted for approximately 53% and 28%, respectively, of Gulfstream’s revenues.

Gulfstream provides firm and interruptible transportation services, interruptible park and loan services, and operational balancing agreements to resolve any differences between scheduled and actual receipts and deliveries. All of Gulfstream’s firm transportation contracts include negotiated rates through the life of the contract.

As of December 31, 2011, Gulfstream’s firm transportation and storage contracts had a weighted average remaining life of 18 years. In 2011, 97% of Gulfstream’s revenues were derived from capacity reservation charges under firm contracts, with the remainder derived from variable usage fees under firm and interruptible transportation contracts.

Gulfstream is connected to processing plants and supply pipelines in the Mobile Bay area. Gulfstream shippers have the ability to source supply through nine receipt points. The abundant supplies interconnected directly or indirectly to Gulfstream provide supply diversity to Gulfstream’s customers, potentially offsetting some of the risks associated with offshore Gulf of Mexico natural gas production.

Competition

Gulfstream’s most direct competitor is Florida Gas Transmission Company, LLC, owned by subsidiaries of El Paso Corporation and Southern Union Company. Within the Florida market, Gulfstream competes with other pipelines that transport and supply natural gas to the end-user. Gulfstream’s competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by Gulfstream.

An increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, access to natural gas storage, the cost-of-service and rates, and the terms of service offered.

Market Hub

General

We own a 50% interest in Market Hub, which owns and operates two high-deliverability salt cavern natural gas storage facilities — the Egan and Moss Bluff facilities. These storage facilities are capable of being fully or partially filled and depleted, or “cycled,” multiple times per year. As a result of numerous interconnections with major pipelines, Market Hub’s storage facilities offer convenient service for Gulf of Mexico natural gas supplies, onshore Texas and Louisiana supplies, mid-continent production, non-conventional (shale and tight-sands) onshore production, and imports of LNG to the Gulf Coast. Spectra Energy owns the remaining 50% interest in Market Hub and operates the system.

The Egan storage facility, located in Acadia Parish, Louisiana, has four storage caverns with a working gas capacity of approximately 29 Bcf, and includes a 58-mile pipeline system that interconnects with eight interstate pipeline systems, including Texas Eastern. Egan offers access to Gulf Coast, midwest, southeast and northeast markets and is regulated by FERC. Egan has undergone a multi-year expansion program, which added approximately 8 Bcf of storage capacity and 16 miles of pipeline extensions. The final phase of the project was placed in commercial service in the second quarter of 2011.

The Moss Bluff storage facility, located in Liberty County, Texas, has four storage caverns with a working gas capacity of approximately 22 Bcf, and includes a 22-mile pipeline system that interconnects with two interstate pipeline systems, including Texas Eastern, and three intrastate pipeline systems. Moss Bluff offers access to Texas, northeast and midwest markets. Due to a FERC exemption, Moss Bluff is subject to the oversight of the Railroad Commission of Texas (RRC) as opposed to FERC regulation. The Cavern 4 multi-year project was placed in commercial service in the second quarter of 2011 and increased working capacity by 6.5 Bcf as well as upgrading top-side facilities and expanding pipeline interconnects.

Customer, Contracts and Supply

Market Hub provides storage services to a broad mix of customers including marketers, electric power generators, gas producers, pipelines and LDCs. In 2011, there were no customers that accounted for more than 10% of Market Hub’s revenues.

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

As of December 31, 2011, Market Hub’s firm storage contracts had a weighted average remaining life of approximately two years, which is typical of the shorter contract life of market-based storage facilities as compared to transportation systems. Approximately 89% of Market Hub’s revenues in 2011 were derived from capacity reservation fees under firm storage contracts and 10% from interruptible storage contracts including park and loan services.

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

Competition

Market Hub competes with several regional storage facilities along the Gulf Coast as well as the storage services offered by interstate and intrastate pipelines that serve the same markets as Market Hub. The principal elements of competition among storage facilities are rates, terms of service, types of service, deliverability, supply and market access, and flexibility and reliability of service. Market Hub is experiencing an increase in competition from new storage facilities and expanded operations from regional competitors.

Revenue Contract Summary

As noted previously, we provide a significant portion of our transportation and storage services through firm contracts and derive a smaller portion of our revenue through interruptible contracts, seeking to maximize the portion of physical capacity sold under firm contracts. To the extent physical capacity that is contracted for firm service is not being fully utilized, we have the option to contract such capacity for interruptible service. Our gathering services, representing less than 4% of Gas Transportation and Storage operating revenues, are fee-based and dependent upon the volume of natural gas gathered. The table below summarizes certain information regarding our contracts and revenues as of and for the year ended December 31, 2011:

	Revenue Composition %				Weighted Average Remaining Firm Contract Life (in years)(a)
	Firm Contracts		Interruptible Contracts	Volume- based Fees
Asset	Capacity Reservation Fees	Variable Fees
East Tennessee	98%	1%	1%	—%	10
Ozark
Transmission	80	18	2	—	3
Gathering	—	—	—	100	n/a
Big Sandy	93	7	—	—	14
Saltville	92	7	1	—	6
Gulfstream	97	2	1	—	18
Market Hub	89	1	10	—	2

(a)	The average life of each contract is calculated based on contract revenues.
n/a	Indicates not applicable.

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

Regulations

Our interstate gas transmission pipeline and storage operations are regulated by the FERC with the exception of Moss Bluff intrastate storage operations and the Ozark gathering facilities. The FERC regulates natural gas transportation in U.S. interstate commerce including the establishment of recourse rates for services. The FERC also regulates the construction of U.S. interstate pipelines and storage facilities, including the extension, enlargement and abandonment of facilities. The Moss Bluff intrastate storage operations are subject to oversight by the RRC. Our Ozark gathering operations are subject to oversight by the Arkansas Public Service Commission and Oklahoma Corporation Commission.

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

Except to the extent discussed in Note 14, compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our partnership and is not expected to have a material effect on our competitive position or consolidated results of operations, financial position or cash flows.

Employees

We do not have any employees. We are managed by the directors and officers of our general partner. Our general partner or its affiliates currently employ 115 people who spend a majority of their time operating the East Tennessee, Ozark, Big Sandy and Saltville facilities, and 5 people who are primarily dedicated to us. Market Hub is operated by Spectra Energy pursuant to an operating and maintenance agreement and the employees who operate the Market Hub assets are therefore not included in the above numbers. Gulfstream is jointly operated by Spectra Energy (with respect to business functions) and Williams (with respect to technical functions) pursuant to an operating and maintenance agreement, and therefore, the employees who operate the Gulfstream assets are also not included in the above numbers.

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

In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $29 million per quarter, or $116 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

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

•	regulatory action affecting the demand for natural gas, the supply of natural gas, the rates we can charge, contracts for services, existing contracts, operating costs and operating flexibility;

•	changes in environmental, safety and other laws and regulations;

•	regulatory and economic limitations on the development of LNG import terminals in the Gulf Coast region; and

•	the level of operating and maintenance, and general and administrative costs.

In addition, the actual amount of Available Cash will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures to complete construction projects;

•	the cost and form of payment of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the ability to borrow funds and access capital markets;

•	restrictions on distributions contained in debt agreements; and

•	the amount of cash reserves established by our general partner.

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

Market Hub and Gulfstream generated approximately 60% of the cash available for distribution in 2011. Spectra Energy operates Market Hub and the operation of Gulfstream is shared between Spectra Energy and Williams. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.

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

In addition, we cannot give assurance regarding the likely future regulations under which we will operate our natural gas transportation, storage and gathering businesses or the effect such regulation could have on our business, financial condition, results of operations or cash flows, including our ability to make distributions.

Certain transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.

Under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2011, 70% of Gas Transportation and Storage’s and Gulfstream’s firm revenues were derived from such negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that Gulfstream’s, East Tennessee’s, Ozark’s, Big Sandy’s and Saltville’s costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from Gulfstream and Gas Transportation and Storage.

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

The principal elements of competition among natural gas transportation, storage and gathering assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. The FERC’s policies promoting competition in natural gas markets are having the effect of increasing the natural gas transportation, storage and gathering options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as existing agreements expire. If East Tennessee, Ozark, Big Sandy, Saltville, Gulfstream or Market Hub are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported, stored or gathered by our systems or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation, storage or gathering rates. Competition could intensify the negative effect of factors that significantly decrease demand for natural gas in the markets served by our pipeline systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. All of these competitive pressures could have an adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make distributions.

Any significant decrease in supplies of natural gas connected to our areas of operation could adversely affect business, financial results and reduce Available Cash.

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

If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins, the overall volume of natural gas contracted on our systems would decline, which could have an adverse effect on our business, results of operations, financial condition and cash flows, including our ability to make distributions.

We may not be able to maintain or replace expiring natural gas transportation, storage and gathering contracts at favorable rates.

Our primary exposure to market risk occurs at the time existing transportation, storage and gathering contracts expire and are subject to renegotiation and renewal. A portion of the revenue generated by our systems in 2011 is attributable to firm capacity reservation fees that are set to expire on or prior to December 31, 2014. For Gas Transportation and Storage and Market Hub, those portions were 17% and 67%, respectively, and none for Gulfstream. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

•	the level of existing and new competition to deliver natural gas to our markets;

•	the growth in demand for natural gas in our markets;

•	whether the market will continue to support long-term contracts;

•	whether our business strategy continues to be successful; and

•	the effects of state regulation on customer contracting practices.

Any failure to extend or replace a significant portion of our existing contracts may have an adverse effect on our business, results of operations, financial condition or cash flows, including the ability to make distributions.

We have market-based rates for some of our storage operations and sell our storage services based on natural gas market spreads and volatility. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. In the near term, these market factors will continue to keep downward pressure on storage values.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues and cash available to make distributions.

We rely on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2011, the three largest customers for Gas Transportation and Storage were EQT Corporation, Atmos Energy Corporation and CNX Gas Company, LLC; for Gulfstream were Florida Power & Light Company, Florida Power Corporation d/b/a Progress Energy Florida, Inc. and TECO Energy and its affiliates; and for Market Hub were AGL Resources Inc., EDF Trading North America, LLC and Northern Indiana Public Service. In 2011, these customers accounted for approximately 29%, 88% and 26% of the operating revenues for Gas Transportation and Storage, Gulfstream and Market Hub, respectively. While most of these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have an adverse effect on our results of operations, financial condition or cash flows, including our ability to make distributions.

If third-party pipelines and other facilities interconnected to our pipelines become unavailable to transport natural gas, our revenues and Available Cash could be adversely affected.

We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and storage facilities. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these or any other pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to operate efficiently and continue shipping natural gas to end-markets could be restricted, thereby reducing revenues. Any temporary or permanent interruption at any key pipeline interconnect could have an adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make distributions.

If we do not complete expansion projects or make and integrate acquisitions our future growth may be limited.

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

Significant prolonged changes in natural gas prices could affect supply and demand, reducing contracted volumes on our systems and adversely affecting revenues and Available Cash over the long-term.

Higher natural gas prices over the long term could result in a decline in the demand for natural gas and, therefore, in the contracted volumes on our systems. Also, lower natural gas prices over the long term could result in a decline in production of natural gas resulting in reduced contracted volumes on our system. In addition, prolonged reduced price volatility could reduce the revenues generated by our storage services. As a result, significant prolonged changes in natural gas prices could have an adverse effect on our results of operations, financial condition or cash flows, including our ability to make distributions.

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

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. Private parties may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for noncompliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other effects of operations. We may not be able to recover some or any of these costs through insurance or increased revenues, which may have an adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions.

The enactment of future climate change legislation could result in increased operating costs and delays in obtaining necessary permits for our capital projects.

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce greenhouse gas (GHG) emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Durban, South Africa in December 2011 with the intent of defining a future agreement for 2012 and beyond. A non-binding agreement was reached to develop a roadmap aimed at creating a global agreement on climate action to be implemented by 2020.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations in the United States could be affected either directly or indirectly by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain. In addition, a number of U.S. states have joined regional greenhouse gas initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

The EPA finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in 2009 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation began in 2011, and over time, certain existing Spectra Energy Partners U.S. facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material, although additional permitting requirements could result in delays in completing capital projects. In addition, several legislative proposals that would impose GHG emissions constraints have been considered by the U.S. Congress. To date, no such legislation has been enacted into law.

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

Our operations are subject to operational hazards and unforeseen interruptions.

Our operations are subject to many hazards inherent in the transportation, storage and gathering of natural gas, including:

•	damage to pipelines, facilities and related equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, explosions and acts of terrorism;

•	inadvertent damage from third parties, including from construction, farm and utility equipment;

•	leaks of natural gas and other hydrocarbons or losses of natural gas as a result of the malfunction of equipment or facilities;

•	collapse of storage caverns;

•	operator error;

•	environmental pollution;

•	explosions and blowouts;

•	risks related to underwater pipelines in the Gulf of Mexico, which are susceptible to damage from shifting as a result of water currents, as well as damage from vessels;

•

risks related to pipeline that traverses areas in Florida where karst conditions exist. Karst conditions refers to terrain, usually found where limestone or other carbonate rock is present, that may subside or result in a sinkhole collapse when the underlying water table changes; and

•	risks related to operating in a marine environment.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage which may result in curtailment or suspension of our related operations. A natural disaster or other hazard affecting the areas in which we operate could have an adverse effect on our operations.

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

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management, following urgent recommendations by the National Transportation Safety Board related to pipeline pressure and recordkeeping. On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act (the 2012 PSA Amendments) amends the Pipeline Safety Act in a number of significant ways, including:

•	Authorizing PHMSA to assess higher penalties for violations of its regulations,

•

Requiring PHMSA to adopt appropriate regulations within two years requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities and to perform a study on the application of such technology to existing pipeline facilities in High Consequence Areas (HCAs),

•	Requiring operators of pipelines to verify maximum allowable operating pressure and report exceedances within five days,

•	Requiring PHMSA to study and report on the adequacy of soil cover requirements in HCAs, and

•	Requiring PHMSA to evaluate in detail whether integrity management requirements should be expanded to pipeline segments outside of HCAs (where the requirements currently apply).

These legislative changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. It is still uncertain what regulatory changes PHMSA will propose as a result of the Advance Notice of Proposed Rulemaking, but PHMSA will begin to undertake the various requirements imposed on it by the 2012 PSA Amendments. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

We are not fully insured against all risks inherent to our business. We are not insured against all environmental accidents that might occur. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks, and Hurricanes Katrina, Rita, Gustav and Ike have made it more difficult for us to obtain certain types of coverage, and we may elect to self insure a portion of our asset portfolio. In addition, we do not maintain offshore business interruption insurance. There can be no assurance that we will be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes or that the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not fully covered by insurance could have an adverse effect on our business, financial condition, results of operations or cash flows, including our ability to make distributions.

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

Acts of terrorism and any possible reprisals as a consequence of any action by the United States and its allies could be directed against companies operating in the United States. This risk is particularly great for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have an adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows.

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

•	some officers of Spectra Energy who provide services to us also devote significant time to the business of Spectra Energy and will be compensated by Spectra Energy for the services rendered to it;

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

Neither our partnership agreement nor the omnibus agreement among us, Spectra Energy and others prohibits affiliates of our general partner, including Spectra Energy, DCP Midstream, LLC and DCP Midstream Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Spectra Energy and its affiliates may acquire, construct or dispose of additional transportation, storage and gathering or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely affect our results of operations and available cash.

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

Pursuant to an omnibus agreement we entered into with Spectra Energy, our general partner and certain of their affiliates, Spectra Energy will receive reimbursement from us for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit, including costs for rendering administrative staff and support services, and overhead allocated to us, which amounts will be determined by our general partner in its sole discretion. Payments for these services will be substantial and will reduce the amount of cash available for distribution. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of our cash otherwise available for distribution.

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

The unitholders will be unable initially to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 63% of our aggregate outstanding common units.

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

If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have an adverse effect on our business.

Our assets include a 100% ownership interest in East Tennessee, Ozark, Big Sandy and Saltville, a 49% limited liability company interest in Gulfstream and a 50% general partner interest in Market Hub. If a sufficient amount of our assets, such as our ownership interests in Gulfstream and Market Hub or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Market Hub could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with our 49% interest in Gulfstream or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have an adverse effect on our business.

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

As of January 31, 2012, Spectra Energy and its affiliates hold an aggregate of 60,914,686 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2012, our general partner and its affiliates own approximately 63% of our outstanding common units.

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

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Item 8. Financial Statements and Supplementary Data, Notes 6 and 14 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Common Unit Data by Quarter

	Distributions Paid in the Quarter			Unit Price Range(a)
	Per Common Unit	Per Subordinated Unit		High	Low
2011
First Quarter	$0.45	$—		$33.50	$30.73
Second Quarter	0.46	—		34.93	29.64
Third Quarter	0.465	—		32.18	25.53
Fourth Quarter	0.47	—		32.00	26.35

2010
First Quarter	0.41	0.41		31.57	27.01
Second Quarter	0.42	0.42		34.20	22.58
Third Quarter	0.43	0.43		35.95	31.76
Fourth Quarter	0.44	(b	)	36.31	31.71

(a)	Unit prices represent the intra-day high and low unit price.
(b)	Subordination period ended on August 13, 2010.

As of January 31, 2012, there were 28 holders of record of our common units. A cash distribution to unitholders of $0.475 per limited partner unit was declared on January 23, 2012 and was paid on February 14, 2012, which is a $0.005 per limited partner unit increase over the cash distribution of $0.47 per limited partner unit paid on November 14, 2011.

Unit Performance Graph

The following graph reflects the comparative changes in the value from June 27, 2007, the first trading day of our common units on the NYSE, through December 31, 2011 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	June 27, 2007	December 31,
		2007	2008	2009	2010	2011
Spectra Energy Partners	$100.00	$84.61	$74.07	$118.32	$138.47	$142.74
S&P 500	100.00	98.44	62.02	78.43	90.24	92.15
Alerian MLP Index	100.00	93.90	59.23	104.50	141.96	161.66

Market Repurchases

In the second quarter of 2010, we repurchased 48,000 common units to satisfy awards vested in July 2010 under the Long-Term Incentive Plan. We have not made any repurchases of subordinated or general partner units.

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2007, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date.

Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of January 23, 2012 is $0.475 per limited partner unit, or $1.90 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 1,966,303 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. The general partner contributed $4.5 million in 2011, $5.9 million in 2010 and $4.4 million in 2009 to maintain its 2% interest as a result of the additional limited partner units issued following the Big Sandy acquisition, additional interest in Gulfstream and the Ozark acquisition, respectively.

The general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter, up to a maximum of 50%. During 2011, the maximum incentive distribution right of 50% was achieved. The maximum distribution of 50% includes distributions paid to the general partner on its 2% general partner interest and assumes that the general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that the general partner may receive on common units that it owns.

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

	2011	2010	2009	2008	2007
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$205.0	$197.7	$178.9	$124.9	$121.1
Operating income	88.2	87.7	82.8	51.9	60.6
Equity in earnings of unconsolidated affiliates(a)	107.3	75.1	70.7	61.4	55.6
Net income(b)	172.0	147.9	135.9	101.3	202.9

Net Income per Limited Partner Unit(c)
Net income per limited partner unit — basic and diluted	$1.63	$1.70	$1.71	$1.40	$0.68
Distributions paid per limited partner unit during the periods presented	1.845	1.70	1.51	1.34	0.30

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet
Total assets(a)	$2,456.9	$2,222.5	$1,812.5	$1,601.5	$1,611.3
Long-term debt	499.4	655.8	390.0	390.0	400.0

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest are recorded prospectively from the date of acquisition.
(b)	Includes a benefit of $110.5 million from the reversal of deferred income tax liabilities in 2007.
(c)	Reflective of general and limited partners’ interests in Net Income since the closing of our IPO on July 2, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OVERVIEW

In 2011, we continued to consistently execute on our strategy. This included an ongoing focus on growth opportunities to support our cash distribution objectives. We completed the $390 million cash acquisition of Big Sandy on July 1, 2011 and put several organic growth projects into commercial service. Gulfstream’s Phase V and Market Hub’s expansion projects went into service during the second quarter of 2011. East Tennessee’s NET project was placed into service on September 1, 2011.

We reported net income of $172.0 million in 2011 compared with $147.9 million in 2010. Our results reflected increased equity earnings from Gulfstream resulting from the acquisition of an additional 24.5% interest in November 2010, partial year earnings from both the Big Sandy acquisition and the NET project, partially offset by lower revenue at Ozark and increased interest expense from our $500 million debt issuance in June 2011.

We increased the quarterly cash distributions each quarter in 2011 from $0.45 per limited partner unit for the fourth quarter of 2010, paid in February 2011, to $0.475 per limited partner unit for the fourth quarter of 2011, paid in February 2012.

During 2011, we took a number of steps to enhance our overall financial flexibility, liquidity and position to pursue future growth opportunities.

•	Received investment grade credit ratings in June 2011

•	Standard and Poor’s (BBB), Fitch Ratings (BBB), Moody’s Investor Service (Baa3);

•	Completed first-ever public debt offering of $500 million;

•	Credit facility renewed at $700 million, with 40% higher borrowing capacity;

•	Issued 7.2 million common units for $217.9 million in net proceeds; and

•	Established a commercial paper program to fund our short-term borrowing needs.

See “Liquidity and Capital Resources — Financing Cash Flows” for further discussion of these transactions.

Growth in our cash available for distribution in 2012 will be driven by full year benefits of the Big Sandy acquisition and the NET project. In 2012, we expect to invest approximately $30 million in expansion capital mainly at East Tennessee and Market Hub that will complete the projects put into commercial service in 2011.

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2012. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings and possibly securing additional sources of capital including debt and/or equity. We expect to maintain an investment-grade capital structure and liquidity profile that supports our strategic objectives. Therefore, we will continue to monitor market requirements and our liquidity, and make adjustments to these plans as needed.

Business Strategy

Our primary business objective is to grow unitholder value over time by:

•

Optimizing our existing portfolio of reliable, fee-based assets. Optimization can be achieved through increased asset utilization, improved operating efficiencies, or rate and contract structures designed to meet our customers’ needs and maximize value for our investors.

•

Actively engaging in the marketplace for strategic acquisitions of assets that enhance our portfolio. We target potential acquisitions both in the area of our existing geographic footprint and asset mix, as well as those that may be in new regions or segments that fit our fee-based business profile. These could be either third party acquisitions, or assets that are dropped down from our General Partner, Spectra Energy.

•

Continuing to identify and develop new organic growth projects. We engage our customers on an ongoing basis to identify new project opportunities that meet their developing needs. Given current market dynamics, we believe there may be specific opportunities resulting from growing demand for gas-fired electric generation and industrial markets.

Significant Economic Factors for Our Business

The high percentage of our business derived from capacity reservation fees mitigates the risk of revenue fluctuations due to short-term changes in natural gas supply and demand conditions. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy in general, and are impacted by shifts in supply and demand dynamics, competition, the mix of services requested by our customers, and changes in regulatory requirements affecting our operations. Short-term contracts and interruptible service arrangements are a relatively smaller component of our revenue; however, these services can be impacted positively or negatively to varying degrees by natural gas price volatility and other factors beyond our control. We mitigate our exposure to natural gas prices by maximizing the contracting of our available transportation capacity with long-term, fixed-rate arrangements.

We believe the key factors that impact our business are the supply of and demand for natural gas in the markets in which we operate, our customers and their requirements, competition and government regulation of natural gas pipelines and storage systems. These key factors play an important role in how we evaluate our operations and implement our long-term strategy.

Supply and Demand Dynamics

Changes in natural gas supply such as new discoveries of natural gas reserves, declining investment in production in certain fields and the introduction of new sources of natural gas supply, such as un-conventional and natural gas shale plays, affect the demand for our services from both producers and consumers. As these supply dynamics shift, we anticipate that we will actively pursue projects that link these new sources of supply to producers and consumers willing to contract for transportation or storage on a firm basis. Changes in demographics, the amount of natural gas-fired power generation and shifts in residential and industrial usage affect the overall demand for natural gas. In turn, our customers, which include LDCs, utilities, marketers and producers and power generators, increase or decrease their demand for our services as a result of these changes.

The south atlantic, Florida and east south central markets, which are connected to our assets, are projected to continue to exhibit approximately double the U.S. lower 48 states average annual growth in natural gas demand of 1.5%. This demand growth is primarily driven by the increases in natural gas-fired electric generation.

Growth of Natural Gas Storage Facilities

Natural gas storage plays an important role in the natural gas transportation industry, due to the need to balance seasonal pricing, provide gas for power generation and to balance the difference in timing of natural gas supplies and natural gas demand. The southeastern region of the United States has a large number of high-deliverability, salt-cavern storage facilities and the demand for this type of storage is expected to continue over time particularly to support growing natural gas fired electric generation. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. These market factors will continue to keep downward pressure on storage values in the near term.

Regulation

Government regulation of natural gas transportation, storage and gathering has a significant impact on our business. The natural gas transportation rates are regulated under the FERC rate-making policies. Our storage facility in Texas is subject to oversight by the RRC. Our gathering operations are subject to oversight by the Arkansas Public Service Commission and Oklahoma Corporation Commission. The FERC regulatory policies govern the rates that each pipeline is permitted to charge customers for interstate transportation and storage of natural gas. Under certain circumstances, we are permitted to enter into contracts with customers under “negotiated rates” and “market-based” rates that differ from the rates imposed by the FERC.

RESULTS OF OPERATIONS

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$205.0	$197.7	$7.3	$178.9	$18.8
Operating, maintenance and other expenses	83.6	80.6	3.0	67.6	13.0
Depreciation and amortization	33.2	29.4	3.8	28.5	0.9

Operating income	88.2	87.7	0.5	82.8	4.9
Equity in earnings of unconsolidated affiliates	107.3	75.1	32.2	70.7	4.4
Other income and expenses, net	2.1	0.8	1.3	0.1	0.7
Interest income	0.5	0.1	0.4	0.2	(0.1)
Interest expense	25.0	16.2	8.8	16.7	(0.5)

Earnings before income taxes	173.1	147.5	25.6	137.1	10.4
Income tax expense (benefit)	1.1	(0.4)	1.5	1.2	(1.6)

Net income	$172.0	$147.9	$24.1	$135.9	$12.0

Net cash provided by operating activities	$220.1	$184.8	$35.3	$159.7	$25.1
Adjusted EBITDA(a)	121.4	117.1	4.3	111.3	5.8
Cash Available for Distribution(a)	212.4	174.5	37.9	158.1	16.4

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles (GAAP).

2011 Compared to 2010

Operating Revenues. The Big Sandy acquisition in July 2011, and the placement into service of the NET project on September 1, 2011 increased operating revenues by $16.6 million and $7.7 million, respectively. These increases were partially offset by anticipated decreases in contract revenue of $12.8 million and a reduction in throughput-driven revenues of $3.3 million both at Ozark Gas Transmission.

Operating, Maintenance and Other. Operating expenses included $5.1 million resulting from the Big Sandy acquisition, of which $1.4 million related to transaction and transition costs. This was partially offset by relatively lower pipeline integrity costs.

Depreciation and Amortization. The increase was driven mainly by the acquisition of Big Sandy and the NET expansion project.

Equity in Earnings of Unconsolidated Affiliates. There was a $29.2 million increase as a result of doubling our ownership interest in Gulfstream from 24.5% to 49% in November 2010. The remaining increase in equity earnings resulted from our 50% interest in Market Hub. Additional discussion on the results of Gulfstream and Market Hub at 100% is found below in Results of Operations for Unconsolidated Affiliates.

Other Income and Expenses, Net. The increase in the equity portion of allowance for funds used during construction (AFUDC) resulted from higher capital expenditures in 2011 on the NET project.

Interest Expense. The increase is primarily due to the issuance of $500 million in new unsecured senior notes in June 2011.

Income Tax Expense (Benefit). The increase was driven by a favorable tax adjustment in 2010.

Results of Operations for Unconsolidated Affiliates

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$273.4	$273.6	$(0.2)	$251.5	$22.1
Operating, maintenance and other expenses	36.1	38.1	(2.0)	33.1	5.0
Depreciation and amortization	35.4	35.0	0.4	34.5	0.5
Other income and expenses, net	—	0.9	(0.9)	1.4	(0.5)
Interest expense	69.9	69.8	0.1	61.3	8.5

Net income	$132.0	$131.6	$0.4	$124.0	$7.6

Spectra Energy Partners’ share	$64.7	$35.5	$29.2	$30.4	$5.1

Gulfstream’s Phase V expansion project went into service on April 1, 2011 and increased operating revenues by $7.7 million. This increase in revenue from Phase V was offset by relatively higher weather driven revenues in 2010 that did not recur at the same level in 2011. Expenses reflect favorable ad valorem tax adjustments in 2011.

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$123.3	$118.5	$4.8	$115.5	$3.0
Operating, maintenance and other expenses	26.9	25.2	1.7	22.6	2.6
Depreciation and amortization	10.8	14.5	(3.7)	12.1	2.4
Gains on sale of other assets and other income and expenses	—	0.6	(0.6)	—	0.6
Interest income	0.1	0.2	(0.1)	0.3	(0.1)
Interest expense	0.1	0.1	—	0.1	—
Income tax expense	0.2	0.2	—	0.2	—

Net income	$85.4	$79.3	$6.1	$80.8	$(1.5)

Spectra Energy Partners’ share	$42.6	$39.6	$3.0	$40.3	$(0.7)

Market Hub’s revenues increased as result of the commercial in-service of the expansion projects, partially offset by lower contract rates. Net income also reflects a decrease in depreciation expense in 2011 due to a change in the estimated useful life of storage facilities, as well as higher ad valorem taxes in 2011.

2010 Compared to 2009

Operating Revenues. The $18.8 million increase in 2010 was driven mostly by $13.0 million from a full year of revenues in 2010 from the Ozark assets acquired in second quarter 2009, and higher 2010 revenues of $5.3 million at East Tennessee primarily due to increased contracted volumes related to the Glade Spring expansion project.

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

Equity in Earnings of Unconsolidated Affiliates. The $4.4 million increase in 2010 consisted of a $5.1 million increase in earnings from our 49% interest in Gulfstream net of a $0.7 million decrease in earnings from our 50% interest in Market Hub. During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy. The additional interest increased our ownership in Gulfstream to 49%. Additional discussion on the results of Gulfstream and Market Hub at 100% is found below in Results of Operations for Unconsolidated Affiliates.

Income Tax Expense (Benefit). Income tax benefit was $0.4 million in 2010 compared to an income tax expense of $1.2 million in 2009. The benefit in 2010 was primarily a result of favorable adjustments in 2010 for final 2009 state tax returns.

Results of Operations for Unconsolidated Affiliates

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

Matters Affecting Future Results

We plan to continue earnings growth through a consistent focus on executing our strategy of optimization, strategic acquisitions and organic growth that fit our business model.

Future earnings will be dependent on the success of our expansion plans in both the market and supply areas of the pipeline network, the ability to continue renewing service contracts and continued regulatory stability. See discussion in “Significant Economic Factors for Our Business” for additional information.

Our interstate pipeline operations are subject to pipeline safety regulation administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act amends the Pipeline Safety Act in a number of significant ways, including:

•	Authorizing PHMSA to assess higher penalties for violations of its regulations,

•

Requiring PHMSA to adopt appropriate regulations within two years requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities and to perform a study on the application of such technology to existing pipeline facilities in High Consequence Areas (HCAs),

•	Requiring operators of pipelines to verify maximum allowable operating pressure and report exceedances within five days,

•	Requiring PHMSA to study and report on the adequacy of soil cover requirements in HCAs, and

•	Requiring PHMSA to evaluate in detail whether integrity management requirements should be expanded to pipeline segments outside of HCAs (where the requirements currently apply).

In August 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. PHMSA also has issued an Advisory Bulletin which among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. These legislative and regulatory changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. Because the extent of the new requirements and the timing of their application is still uncertain, we cannot reasonably determine the impacts that these changes will have on our operations, earnings, financial condition and cash flows at this time.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream and Market Hub, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Since Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is a non-GAAP measure and should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity in accordance with GAAP.

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

Cash Available for Distribution

We define Cash Available for Distribution (CAD) as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less net cash paid for interest expense, net cash paid for income tax expense, and maintenance capital expenditures, excluding the impact of reimbursable projects. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash that we plan to distribute for a given period.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2011	2010	2009
	(in millions)
Net income	$172.0	$147.9	$135.9
Add:
Interest expense	25.0	16.2	16.7
Income tax expense (benefit)	1.1	(0.4)	1.2
Depreciation and amortization	33.2	29.4	28.5
Less:
Equity in earnings of Gulfstream	64.7	35.5	30.4
Equity in earnings of Market Hub	42.6	39.6	40.3
Interest income	0.5	0.1	0.2
Other income and expenses, net	2.1	0.8	0.1

Adjusted EBITDA	121.4	117.1	111.3
Add:
Cash Available for Distribution from Gulfstream	81.0	43.0	38.2
Cash Available for Distribution from Market Hub	46.0	45.6	40.8
Preliminary project costs, net	0.1	—	0.4
Less:
Cash paid for interest expense, net	23.0	15.7	16.2
Cash paid for income tax expense	—	0.7	0.1
Maintenance capital expenditures	13.1	14.8	16.3

Cash Available for Distribution	$212.4	$174.5	$158.1

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$220.1	$184.8	$159.7
Interest income	(0.5)	(0.1)	(0.2)
Interest expense	25.0	16.2	16.7
Income tax expense — current	—	0.6	—
Distributions received from Gulfstream	(66.8)	(33.4)	(38.6)
Distributions received from Market Hub	(49.5)	(47.7)	(35.7)
Changes in working capital and other	(6.9)	(3.3)	9.4

Adjusted EBITDA	121.4	117.1	111.3
Add:
Cash Available for Distribution from Gulfstream	81.0	43.0	38.2
Cash Available for Distribution from Market Hub	46.0	45.6	40.8
Preliminary project costs, net	0.1	—	0.4
Less:
Cash paid for interest expense, net	23.0	15.7	16.2
Cash paid for income tax expense	—	0.7	0.1
Maintenance capital expenditures	13.1	14.8	16.3

Cash Available for Distribution	$212.4	$174.5	$158.1

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2011	2010	2009
	(in millions)
Net income	$132.0	$131.6	$124.0
Add:
Interest expense	69.9	69.8	61.3
Depreciation and amortization	35.4	35.0	34.5
Less:
Other income and expenses, net	—	0.9	1.4

Adjusted EBITDA — 100%	237.3	235.5	218.4
Add:
Preliminary project costs, net	1.1	0.6	(1.3)
Less:
Cash paid for interest expense, net	70.3	70.3	60.1
Maintenance capital expenditures	2.8	1.3	0.9

Cash Available for Distribution — 100%	$165.3	$164.5	$156.1

Adjusted EBITDA — Spectra Energy Partners’ Share(a)	$116.2	$63.0	$53.5
Cash Available for Distribution — Spectra Energy Partners’ Share(a)	$81.0	$43.0	$38.2

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2011	2010	2009
	(in millions)
Net income	$85.4	$79.3	$80.8
Add:
Interest expense	0.1	0.1	0.1
Income tax expense	0.2	0.2	0.2
Depreciation and amortization	10.8	14.5	12.1
Less:
Interest income	0.1	0.2	0.3
Other income and expenses, net	—	0.6	—

Adjusted EBITDA — 100%	96.4	93.3	92.9
Less:
Cash paid (received) for interest expense, net	(0.1)	(0.1)	7.1
Cash paid for income tax expense	0.2	0.3	0.5
Maintenance capital expenditures	4.4	2.0	3.8

Cash Available for Distribution — 100%	$91.9	$91.1	$81.5

Adjusted EBITDA — 50%	$48.2	$46.7	$46.5
Cash Available for Distribution — 50%	$46.0	$45.6	$40.8

Effective January 1, 2012, we have refined the calculation of Cash Available for Distribution. Interest expense will now be deducted from Adjusted EBITDA instead of Cash paid for interest expense, net. This change will remove the quarterly timing effects of cash interest payments during the year and include the impact of amortized debt costs. In addition, other non-cash amounts that affect net income will be an adjustment to Adjusted EBITDA, as appropriate.

The effects of these changes on Spectra Energy Partners and Gulfstream are as follows for the years ended December 31. These changes do not affect Market Hub’s Cash Available for Distribution.

Spectra Energy Partners

	2011	2010	2009
	(in millions)
Cash Available for Distribution, as previously reported	$212.4	$174.5	$158.1
Add (Less):
Interest expense adjustment	(2.0)	(0.5)	(0.5)
Change in Cash Available for Distribution from Gulfstream	—	1.1	(0.3)
Other(a)	2.0	1.3	1.2

Cash Available for Distribution, as revised	$212.4	$176.4	$158.5

(a)	Includes non-cash AFUDC and inventory write-down

Gulfstream

	2011	2010	2009
	(in millions)
Cash Available for Distribution, as previously reported	$165.3	$164.5	$156.1
Add (Less):
Interest expense adjustment	0.4	0.5	(1.2)
Other(a)	(0.3)	(0.5)	(0.3)

Cash Available for Distribution, as revised	$165.4	$164.5	$154.6

Cash Available for Distribution — Spectra Energy Partners’ Share, as previously reported(b)	$81.0	$43.0	$38.2
Cash Available for Distribution — Spectra Energy Partners’ Share, as revised(b)	$81.0	$44.1	$37.9

(a)	Primarily includes non-cash AFUDC
(b)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

The quarterly impacts for 2011 are as follows.

Spectra Energy Partners

	For the three months ended
	March 31	June 30	September 30	December 31	Total
	(in millions)
Cash Available for Distribution, as previously reported	$69.7	$35.4	$69.3	$38.0	$212.4
Add (Less):
Interest expense adjustment	(2.3)	0.9	(6.9)	6.3	(2.0)
Change in CAD from Gulfstream	(8.6)	8.7	(8.7)	8.6	—
Other(a)	—	0.1	—	1.9	2.0

Cash Available for Distribution, as revised	$58.8	$45.1	$53.7	$54.8	$212.4

(a)	Includes non-cash AFUDC and inventory write-down

Gulfstream

	For the three months ended
	March 31	June 30	September 30	December 31	Total
	(in millions)
Cash Available for Distribution, as previously reported	$59.4	$22.7	$60.0	$23.2	$165.3
Add (Less):
Interest expense adjustment	(17.2)	17.7	(17.7)	17.6	0.4
Other(a)	(0.3)	—	—	—	(0.3)

Cash Available for Distribution, as revised	$41.9	$40.4	$42.3	$40.8	$165.4

Cash Available for Distribution — 49%, as previously reported	$29.1	$11.1	$29.4	$11.4	$81.0
Cash Available for Distribution — 49%, as revised	$20.5	$19.8	$20.7	$20.0	$81.0

(a)	Primarily includes non-cash AFUDC

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

Regulatory Accounting

We account for our regulated operations at East Tennessee, Ozark Gas Transmission, Big Sandy and Saltville under accounting for regulated entities. Our equity investee Gulfstream, also utilizes this accounting. As a result, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this continual assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $17.3 million as of December 31, 2011 and $16.0 million as of December 31, 2010. Total regulatory liabilities were $0.5 million as of December 31, 2011 and no regulatory liabilities as of December 31, 2010.

Impairment of Goodwill

We perform an annual goodwill impairment test and update the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairments of goodwill were recorded in 2011, 2010 or 2009.

We had goodwill balances of $461.7 million and $267.9 million at December 31, 2011 and 2010, respectively. The increase in 2011 resulted from the acquisition of Big Sandy.

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

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2011 significantly exceeded its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through December 31, 2011 that would warrant re-testing for goodwill impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2012. As of December 31, 2011, we had negative net working capital of $204.3 million compared to negative $0.6 million as of December 31, 2010. The December 31, 2011 balance included the East Tennessee notes payable of $150.0 million, note payable on demand to Market Hub of $30.5 million and commercial paper of $27.0 million. The December 31, 2010 balance included $34.0 million for the note payable on demand to Market Hub.

We have access to a credit facility, with available capacity of $673.0 million at December 31, 2011, which is used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

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

Cash flows from operations are fairly stable given that most of our revenues and those of our equity affiliates are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity affiliates, Gulfstream and Market Hub. The amount of cash distributed to us, and the amount of cash we may be required to fund is determined by our equity affiliates based on operating cash flows and other factors as determined by the management of our equity affiliates. While we participate on the management committees of these equity affiliates, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity affiliates of $125.5 million in 2011, $87.2 million in 2010 and $144.8 million in 2009. The higher distributions in 2009 were primarily from net proceeds received by Gulfstream as a result of their $300.0 million debt issuance in May 2009. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1 of Notes to the Consolidated Financial Statements, a portion of these distributions are classified within Operating Cash Flows and the remainder is classified as Investing Cash Flows. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.

We project 2012 capital expenditures of $30 million to be used to complete expansion projects put into commercial service during 2011. As we execute on our strategic objectives around organic expansion and acquisitions, the timing and extent of our expenditures could vary significantly from year to year depending primarily on general economic conditions and market requirements. In addition, we intend to refinance the $150.0 million note payable at East Tennessee due in 2012. The Market Hub note matures in 2012 and we expect to renew it prior to its expiration date. As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives and therefore will continue to monitor market requirements and our liquidity and make adjustments to these plans as needed.

Operating Cash Flows

Net cash provided by operating activities increased $35.3 million to $220.1 million in 2011 compared to 2010. This increase was driven primarily by distributions received from Gulfstream related to the additional 24.5% interest acquired in November 2010.

Net cash provided by operating activities increased $25.1 million to $184.8 million in 2010 compared to 2009. This increase was driven by a full year of earnings from Ozark in 2010, as well as increased distributions received from Market Hub and collection of receivables primarily at Ozark in 2010.

Investing Cash Flows

Net cash flows used in investing activities totaled $286.0 million in 2011 compared to $507.8 million in 2010. The $221.8 million change was driven mainly by:

•

$199.5 million of net proceeds in 2011 from the liquidation of available-for-sale securities that were held as collateral for our term loan as compared to $209.0 million of net purchases in 2010 for the collateral securities, partially offset by

•	$389.6 million for the acquisition of Big Sandy in 2011 as compared to $256.6 million for an additional 24.5% interest in Gulfstream in 2010, and

•	a $72.6 million increase in capital expenditures primarily due to the NET expansion project at East Tennessee.

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

•	a $70.5 million distribution received from Gulfstream resulting from their $300.0 million debt issuance in 2009, and

•	a $5.5 million increase in capital expenditures primarily due to the NET project in 2010 at East Tennessee, partially offset by

•	the $294.5 million acquisition of Ozark in 2009, and

•	a $14.2 million decrease in investment expenditures in 2010 primarily due to cost savings for Market Hub’s multi-year expansion projects.

Capital and Investment Expenditures

	2011	2010	2009
	(in millions)
Capital Expenditures
Gas Transportation and Storage(a)	$98.4	$25.8	$20.3
Investment Expenditures
Gulfstream(b)	3.8	5.9	9.8
Market Hub	13.5	16.6	26.9

Total capital and investment expenditures	$115.7	$48.3	$57.0

(a)	Excludes the acquisitions of Big Sandy in 2011 and Ozark in 2009.
(b)	Excludes the acquisition of an additional 24.5% interest in Gulfstream in 2010.

Capital and investment expenditures for 2011 totaled $115.7 million and included $102.8 million for expansion projects and $12.9 million for maintenance and other projects. Expansion capital and investment expenditures in 2011 represented the East Tennessee NET project and cavern expansions at Market Hub, both of which went into commercial service during 2011.

We project 2012 capital and investment expenditures of approximately $49 million, of which $30 million is expected to be used to complete expansion projects put into service during 2011, and $19 million to be used for maintenance and other projects.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Big Sandy, Gulfstream and Market Hub. In addition, we are assessing the needs of our Ozark customers for additional transportation services. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time to serve growth in gas-fired power generation, oil-to-gas conversions, industrial development and attachments to new gas supply.

Based on our financing activities in 2011, we have further enhanced our position to execute incremental organic growth and acquisition opportunities.

Financing Cash Flows

Net cash provided by financing activities totaled $39.3 million in 2011 compared to $338.2 million in 2010. The $298.9 million change was driven mainly by:

•	$20.6 million of net debt issuances in 2011, including net revolver borrowings and commercial paper, compared to $265.8 million of net issuances in 2010,

•

$43.4 million increase in distributions to partners in 2011 compared to the same period in 2010, as a result of increased distribution rates, limited partner units outstanding and higher incentive distribution rights, and

•

$217.9 million of proceeds from the 2011 issuance of common units used to fund a portion of the Big Sandy acquisition as compared to $220.8 million of net proceeds received from the issuance of units associated with the acquisition of the additional interest in Gulfstream in 2010, partially offset by

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

Acquisition of Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy from EQT for approximately $390 million in cash. On June 14, 2011, we issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy resulting in net proceeds of $217.9 million. The proceeds from this offering were used to fund a portion of the purchase price of Big Sandy.

Acquisition of Additional Gulfstream Interest. In November 2010, we acquired an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy for approximately $330.0 million. The transaction was initially funded by $256.6 million drawn on our available bank credit facility, issuance of $66.0 million in common and general partner units and the assumption of approximately $7.4 million in debt owed to a subsidiary of Spectra Energy. Following this transaction, we issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy, resulting in net proceeds of $221.0 million that were used to repay the $7.4 million debt assumed in the acquisition and purchase $209.0 million of qualifying investment-grade securities used as collateral for $207.2 million of new term debt. The remaining $4.6 million was used for general partnership purposes.

In the fourth quarter of 2010, the credit facility was amended to allow up to $275.0 million of new term loans. We borrowed $207.2 million in new term loans and used the proceeds to repay revolver borrowings. The revolver borrowings were incurred to fund a portion of the cash payment of the Gulfstream acquisition. Our obligations under the term borrowings were secured by qualifying investment-grade securities. The term loans were repaid in 2011.

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

New Debt Issuance, Available Credit Facility and Restrictive Debt Covenants. On June 9, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes, including $250.0 million 2.95% senior note due 2016 and $250.0 million 4.60% senior notes due 2021. The net proceeds from the offering were used to repay all of the outstanding borrowings under our term loan and a significant portion of the funds borrowed under our credit facility. The remaining balance of the proceeds was used for general partnership purposes.

In October 2011, we entered into a new $700.0 million revolving credit agreement which replaced our $500.0 million credit facility. Our new credit facility expires in 2016 and replaces the facility that was scheduled to expire in 2012. After executing the new credit agreement, we established a commercial paper program providing for the issuance of up to $700.0 million of commercial paper to fund our short-term borrowing needs, including the initial funding of capital expenditures. Our new credit facility is available to repay our commercial paper, if necessary. Amounts outstanding under the commercial paper program reduce the borrowings available under our credit facility. As of December 31, 2011, we had $673.0 million available under the revolving credit facility.

The credit agreement contains various financial and other covenants, including the maintenance of consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of December 31, 2011, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before Interest, taxes, depreciation and amortization, as defined in the agreement, of 5.0 or less. As of December 31, 2011, the ratio was 2.7.

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

We have increased the quarterly cash distributions each quarter of 2011 from $0.45 per limited partner unit for the fourth quarter of 2010 to $0.475 per limited partner unit for the fourth quarter of 2011, or 6%. A cash distribution to our unitholders of $0.475 per limited partner unit was declared on January 23, 2012 and was paid on February 14, 2012.

Spectra Energy Partners’ board evaluates each individual quarterly distribution decision based on an assessment of growth in cash available to make distributions. Growth in our cash available to make distributions over time is dependent on incremental organic growth expansion, third party acquisitions or acquisitions from Spectra Energy. Our amount of Available Cash depends primarily upon our cash flows, including cash flow from financial reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

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

Contractual Obligations

We enter into contracts that require payment of cash at certain specified periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. It is expected that the majority of these current liabilities will be paid in cash in 2012.

Contractual Obligations as of December 31, 2011

	Payments Due by Period
	Total	2012	2013 & 2014	2015 & 2016	2017 & Beyond
	(in millions)
Long-term debt, including current maturities(a)	$799.9	$177.2	$37.8	$283.7	$301.2
Operating leases	3.0	0.1	0.2	0.2	2.5
Purchase obligations	0.6	0.6	—	—	—

Total contractual cash obligations	$803.5	$177.9	$38.0	$283.9	$303.7

(a)	Excludes commercial paper and note payable to affiliates as both are current liabilities. See Note 12 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with interest rate and credit exposure. We have established comprehensive risk management policies to monitor and manage these market risks. Spectra Energy is responsible for the overall governance of managing our interest rate risk and credit risk, including monitoring exposure limits.

Interest Rate Risk

We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. See Item 8. Financial Statements and Supplementary Data, Notes 1, 12 and 15 of Notes to Consolidated Financial Statements.

Based on a sensitivity analysis as of December 31, 2011, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2012 than in 2011, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $0.6 million. Comparatively, based on a sensitivity analysis as of December 31, 2010, had short-term interest rates averaged 100 basis points higher (lower) in 2011 than in 2010, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by $1.5 million. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2011 and 2010.

In 2008, we entered into a series of two and three-year “pay fixed — receive floating” interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In 2009, we entered into a series of three-year “pay fixed — receive floating” interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. In June 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired. In 2011, our remaining floating-to-fixed interest rate swaps expired or were terminated in conjunction with the pay down of our credit facility. As of December 31, 2011, we did not have any derivatives outstanding.

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

We had one customer that represented approximately 25% of the gross fair value of trade accounts receivable at December 31, 2011.

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

Market Hub, our 50% equity investment, also has gas imbalances created primarily by park-and-loan services. Increases in gas prices and gas price volatility can materially increase Market Hub’s credit risk related to gas loaned to customers. The highest amount of gas loaned out by Market Hub during 2011 was approximately 16.5 Bcf. The market value of that volume, assuming an average market price of $4.00 per MMBtu, would be $66.0 million. Market Hub’s credit exposure from gas loans is managed consistent with the program described above, and Market Hub obtains security deposits as necessary from third parties and affiliates to cover any excess exposure.

Based on our policies for managing credit risk, our exposures and our credit and other reserves, we do not anticipate an adverse effect on our consolidated results of operations or financial position as a result of non-performance by any customer.

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

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Durban, South Africa in December 2011 with the intent of defining a future agreement for 2012 and beyond. An non-binding agreement was reached to develop a road map aimed at creating a global agreement on climate action to be implemented by 2020.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States is not a signatory to the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement. However, the EPA issued a final Mandatory Greenhouse Gas Reporting rule in 2009 that required annual reporting of GHG emissions data from certain operations beginning in 2010. In November 2010, the EPA released additional requirements for natural gas system reporting that will expand the reporting requirements for GHG emissions in 2011. These reporting requirements are not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. The EPA also finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in May 2010 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation began in 2011, and over time, certain facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material.

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

Other. For additional information on other issues, see Item 8. Financial Statements and Supplementary Data, Notes 6 and 14 of Notes to Consolidated Financial Statements.

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

The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and partners’ capital and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Partners, LP and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/	Deloitte & Touche LLP

Houston, Texas

February 28, 2012

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-unit amounts)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues
Transportation of natural gas	$182.4	$169.0	$150.7
Storage of natural gas and other	22.6	28.7	28.2

Total operating revenues	205.0	197.7	178.9

Operating Expenses
Operating, maintenance and other	28.4	32.6	24.7
Operating, maintenance and other — affiliates	43.7	40.3	35.6
Depreciation and amortization	33.2	29.4	28.5
Property and other taxes	11.5	7.7	7.3

Total operating expenses	116.8	110.0	96.1

Operating Income	88.2	87.7	82.8

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	107.3	75.1	70.7
Other income and expenses, net	2.1	0.8	0.1

Total other income and expenses	109.4	75.9	70.8

Interest Income	0.5	0.1	0.2
Interest Expense	23.2	11.9	11.5
Interest Expense — Affiliates	1.8	4.3	5.2

Earnings Before Income Taxes	173.1	147.5	137.1
Income Tax Expense (Benefit)	1.1	(0.4)	1.2

Net Income	$172.0	$147.9	$135.9

Calculation of Limited Partners’ Interest in Net Income:
Net income	$172.0	$147.9	$135.9
Less:
General partner’s interest in net income	20.3	10.6	5.7

Limited partners’ interest in net income	$151.7	$137.3	$130.2

Weighted average limited partners units outstanding — basic and diluted	93.1	81.0	76.4
Net income per limited partner unit — basic and diluted	$1.63	$1.70	$1.71
Distributions paid per limited partner unit during the periods presented	$1.845	$1.70	$1.51

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$0.8	$27.4
Receivables, trade (net of allowance for doubtful accounts of $0.1 and $0.3 at December 31, 2011 and 2010, respectively)	22.3	18.4
Receivables — affiliates	1.3	0.9
Natural gas imbalance receivables	3.5	4.1
Natural gas imbalance receivables — affiliates	3.2	1.4
Inventory	7.0	3.8
Other	3.5	3.0

Total current assets	41.6	59.0

Investments and Other Assets
Investments in unconsolidated affiliates	727.2	728.6
Goodwill	461.7	267.9
Other investments	0.1	209.1

Total investments and other assets	1,189.0	1,205.6

Property, Plant and Equipment
Cost	1,439.3	1,148.3
Less accumulated depreciation and amortization	234.1	206.8

Net property, plant and equipment	1,205.2	941.5

Regulatory Assets and Deferred Debits	21.1	16.4

Total Assets	$2,456.9	$2,222.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$4.7	$3.9
Accounts payable — affiliates	16.0	9.9
Taxes accrued	7.1	3.9
Natural gas imbalance payables	5.0	2.8
Natural gas imbalance payables — affiliates	1.9	—
Note payable — affiliates	30.5	34.0
Current maturities of long-term debt	150.0	—
Commercial paper	27.0	—
Other	3.7	3.4
Other — affiliates	—	1.7

Total current liabilities	245.9	59.6

Long-term Debt	499.4	655.8

Deferred Credits and Other Liabilities
Deferred income taxes	8.0	9.0
Other	5.9	3.7

Total deferred credits and other liabilities	13.9	12.7

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million and 89.2 million units issued and outstanding at December 31, 2011 and 2010, respectively)	1,653.6	1,458.7
General partner units (2.0 million and 1.8 million units outstanding at December 31, 2011 and December 31, 2010, respectively)	39.6	32.9
Accumulated other comprehensive income	4.5	2.8

Total partners’ capital	1,697.7	1,494.4

Total Liabilities and Partners’ Capital	$2,456.9	$2,222.5

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$172.0	$147.9	$135.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.2	29.4	28.5
Deferred income tax expense (benefit)	1.1	(1.0)	1.2
Equity in earnings of unconsolidated affiliates	(107.3)	(75.1)	(70.7)
Distributions received from unconsolidated affiliates	116.3	81.1	74.3
Decrease (increase) in:
Receivables	(4.3)	2.0	(4.8)
Taxes receivable — affiliates	—	(0.1)	(0.2)
Other current assets	(0.1)	0.1	(0.7)
Increase (decrease) in:
Accounts payable	4.9	1.9	(1.0)
Taxes accrued	2.9	(0.2)	(0.2)
Other current liabilities	(0.9)	(1.2)	(4.5)
Other, assets	1.7	(0.1)	1.3
Other, liabilities	0.6	0.1	0.6

Net cash provided by operating activities	220.1	184.8	159.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(98.4)	(25.8)	(20.3)
Investment expenditures	(17.3)	(22.5)	(36.7)
Acquisitions, net of cash acquired	(389.6)	(256.6)	(294.5)
Distributions received from unconsolidated affiliates	9.2	6.1	70.5
Purchases of available-for-sale securities	(891.6)	(239.0)	—
Proceeds from sales and maturities of available-for-sale securities	1,091.1	30.0	31.6
Other	10.6	—	—

Net cash used in investing activities	(286.0)	(507.8)	(249.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	499.4	207.2	—
Payments for the redemption of long-term debt	(207.2)	—	—
Net increase (decrease) in revolving credit facility borrowings	(298.6)	58.6	—
Net increase in commercial paper	27.0	—	—
Proceeds from issuance of units	217.9	220.8	212.2
Proceeds from notes payable — affiliates	26.0	30.3	77.0
Payments on notes payable — affiliates	(29.5)	(23.8)	(99.5)
Payments on notes assumed in acquisition — affiliates	—	(7.4)	—
Distributions to partners	(189.3)	(145.9)	(118.4)
Other	(6.4)	(1.6)	(0.3)

Net cash provided by financing activities	39.3	338.2	71.0

Net increase (decrease) in cash and cash equivalents	(26.6)	15.2	(18.7)
Cash and cash equivalents at beginning of the period	27.4	12.2	30.9

Cash and cash equivalents at end of the period	$0.8	$27.4	$12.2

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$23.0	$15.7	$16.2
Cash paid for income taxes	—	0.7	0.1
Property, plant and equipment noncash accruals	2.8	0.8	0.7
Deemed contributions from General Partner for services provided	—	1.4	—

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2008	$794.5	$304.7	$21.4	$(2.2)	$1,118.4

Net income	93.9	36.3	5.7	—	135.9
Unrealized mark-to-market net loss on hedges	—	—	—	(4.9)	(4.9)
Reclassification of cash flow hedges into earnings	—	—	—	4.9	4.9

Total comprehensive income					135.9

Issuance of units	207.8	—	4.4	—	212.2
Attributed deferred tax expense	(0.1)	—	—	—	(0.1)
Distributions to partners	(81.4)	(32.7)	(4.3)	—	(118.4)
Other, net	0.3	0.2	—	—	0.5

December 31, 2009	1,015.0	308.5	27.2	(2.2)	1,348.5

Net income	119.0	18.3	10.6	—	147.9
Unrealized mark-to-market net loss on hedges	—	—	—	(2.1)	(2.1)
Reclassification of cash flow hedges into earnings	—	—	—	4.6	4.6
Additional equity interest in Gulfstream’s other comprehensive income	—	—	—	2.5	2.5

Total comprehensive income					152.9

Excess purchase price over net acquired assets in Gulfstream acquisition	(147.3)	—	(2.8)	—	(150.1)
Issuance of units	281.1	—	5.9	—	287.0
Attributed deferred tax benefit	0.5	0.1	—	—	0.6
Distributions to partners	(109.4)	(27.2)	(9.3)	—	(145.9)
Contributions from general partner	—	—	1.4	—	1.4
Conversion of subordinated units to common units	299.7	(299.7)	—	—	—
Other, net	0.1	—	(0.1)	—	—

December 31, 2010	1,458.7	—	32.9	2.8	1,494.4

Net income	151.7	—	20.3	—	172.0
Reclassification of cash flow hedges into earnings	—	—	—	1.7	1.7

Total comprehensive income					173.7

Issuance of units	213.6	—	4.5	—	218.1
Attributed deferred tax benefit	0.7	—	—	—	0.7
Distributions to partners	(171.2)	—	(18.1)	—	(189.3)
Other, net	0.1	—	—	—	0.1

December 31, 2011	$1,653.6	$—	$39.6	$4.5	$1,697.7

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007 and completed our initial public offering (IPO) on July 2, 2007. As of December 31, 2011, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 64% of us and the remaining 36% was publicly owned.

Basis of Presentation. The Consolidated Financial Statements for our partnership reflect the consolidation of East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as Ozark), Big Sandy Pipeline, LLC (Big Sandy) and Saltville Gas Storage L.L.C. (Saltville), of which we own 100% of each. Intercompany balances and transactions have been eliminated in consolidation.

We account for investments in 20% to 50%-owned affiliates under the equity method. Our 50% investment in Market Hub Partners Holding (Market Hub) and 49% investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) are accounted for under the equity method.

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

Cost-Based Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets and liabilities are classified in the Consolidated Balance Sheets mostly as Regulatory Assets and Deferred Debits and Current Liabilities. We evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets. See Note 6 for further discussion.

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

We also have one long-term customer contract that has billed amounts that decline over the term of the contract. We recognize revenue on a straight line basis with the difference between the amount recognized and billed deferred in Other within Deferred Credits and Other Liabilities.

Customers accounting for 10% or more of consolidated revenues during 2011, 2010 or 2009 are as follows:

	% of Revenues
Customer	2011		2010		2009
EQT Corporation	12%		(a	)	(a	)
Atmos Energy Corporation	(a	)	(a	)	10%

(a)	Percentage less than 10%.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $2.0 million in 2011 (an equity component of $1.7 million and an interest expense component of $0.3 million), $0.7 million in 2010 (an equity component of $0.6 million and an interest expense component of $0.1 million) and $0.1 million in 2009 (an equity component of $0.1 million).

Income Taxes. As a result of our MLP structure, we are not subject to federal income tax. Our federal taxable income or loss is reported on the respective income tax returns of our partners. However, we are subject to Tennessee income tax. Market Hub is liable to Spectra Energy for Texas income (margin) tax under a tax sharing agreement.

As of December 31, 2011, the difference between the tax basis and the reported amounts of Spectra Energy Partners’ assets and liabilities is $1.4 billion.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that are pledged as collateral against long-term debt as discussed in Note 12, are considered cash equivalents.

Inventory. Inventory consists mainly of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at cost, using the average cost method.

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

Cash Flow Hedges. We have previously entered into interest rate swaps which were designated as effective cash flow hedges. For all hedge contracts, we prepare documentation of the hedge in accordance with accounting standards and assess whether the hedge contract is highly effective, both at inception and on a quarterly basis, in offsetting changes in cash flows or fair values of hedged items. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are reported as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged transaction. As of December 31, 2011, we did not have any cash flow hedges outstanding.

Investments. We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short term money market securities that are pledged as collateral as available-for-sale (AFS). These AFS securities and other investments in money market securities are carried at fair value. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of AFS securities are presented on a gross basis within Investing Cash Flows in the accompanying Consolidated Statements of Cash Flows. We had $209.0 million of investments in marketable securities pledged as collateral against long-term debt as discussed in Note 12 at December 31, 2010 and no investments at December 31, 2011. These investments are classified within Investments and Other Assets — Other Investments on the Consolidated Balance Sheet.

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2011, 2010 or 2009. See Note 10 for further discussion.

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

Property, Plant and Equipment. Property, plant and equipment is stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The costs of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment are also capitalized. The costs of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment are expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

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

Unamortized Debt Premium, Discount and Expense. Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

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

Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no such aggregation within our defined business segment. A description of our reportable segment, Gas Transportation and Storage, consistent with how business results are reported internally to management, and the disclosure of segment information is presented in Note 5.

Consolidated Statements of Cash Flows. Cash flows from borrowings and repayments under revolving credit facilities that had documented original maturities of 90 days or less are reported on a net basis as Net Increase (Decrease) in Revolving Credit Facilities Borrowings within financing activities.

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

New Accounting Pronouncements — 2011. There were no significant accounting pronouncements adopted during 2011, 2010 or 2009 that had a material impact on our consolidated results of operations, financial position or cash flows.

2. Corrections of Immaterial Error

During the third quarter of 2011, we identified errors in our previously issued Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facility. These rollovers, which are extensions of borrowings beyond their scheduled due dates that did not involve the exchange of cash, were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the years ended December 31, 2010 and 2009. Cash and Cash Equivalents and Net Cash Provided By Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Consolidated Statements of Cash Flows.

In addition to making this correction, effective with the third quarter of 2011, we have elected to present cash borrowings and repayments under our revolving bank credit facility on a net basis for all periods presented as Net Increase (Decrease) in Revolving Credit Facility Borrowings. As these periodic borrowings and repayments are generally of significant amounts and had terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Consolidated Statement of Cash Flows are as follows:

	2010		2009
Years Ended December 31, 2010	Proceeds From the Issuance of Long-Term Debt	Payments for the Redemption of Long-Term Debt	Proceeds From the Issuance of Long-Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
As previously reported	$3,364.5	$3,098.7	$3,159.0	$3,159.0
Less non-cash activity	(2,858.6)	(2,858.6)	(2,919.0)	(2,919.0)

As corrected	505.9	240.1	240.0	240.0
Less revolving credit facility activity	(298.7)	(240.1)	(240.0)	(240.0)

Long-term debt activity	$207.2	$—	$—	$—

3. Acquisitions

Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC) regulated natural gas pipeline system in eastern Kentucky with capacity of approximately 0.2 billion cubic feet (Bcf) per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 14 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy were recorded at their respective fair values as of the purchase date and the results of operations were included in the Consolidated Financial Statements beginning as of the effective date of the acquisition. Since Big Sandy records assets and liabilities resulting from the rate making process, the fair values of the individual assets and liabilities are considered to approximate their carrying values. Big Sandy is part of the Gas Transportation and Storage segment.

The following table summarizes the fair values of the assets and liabilities acquired as of July 1, 2011.

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

NOARK. In May 2009, we acquired all of the ownership interests of NOARK Pipeline System Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $294.5 million. NOARK’s assets consist of 100% ownership interests in Ozark Gas Transmission, a 565-mile FERC regulated interstate natural gas transmission system, and Ozark Gas Gathering, a 365-mile, fee-based, natural gas gathering system whose operations are regulated by the applicable state commissions. The transaction was initially funded by $218.0 million drawn on our available bank credit facility, $70.0 million borrowed under a credit facility with a subsidiary of Spectra Energy and $6.5 million from cash on hand. This transaction was partially refinanced through the issuance of 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in 2009. See Note 16 for a discussion of the sale of common units.

4. Transactions with Affiliates

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2011	2010	2009
	(in millions)
Operating, maintenance and other expenses	$43.7	$40.3	$35.6
Interest expense	1.8	4.3	5.2

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in millions)
Receivables	$1.3	$0.9
Natural gas imbalance receivables	3.2	1.4
Current assets — other	0.4	0.5
Accounts payable	16.0	9.9
Natural gas imbalance payables	1.9	—
Note payable	30.5	34.0
Current liabilities — other	—	1.7

See also Notes 1, 9, 12, 13 and 15 for discussion of specific related party transactions.

5. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision makers’ view of the business. This business segment is considered to be our sole reportable segment.

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the Department of Transportation’s (DOT’s) rules and regulations. This segment includes East Tennessee, Ozark, Big Sandy and Saltville.

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

Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in southeast Texas and south central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of DOT. Moss Bluff is also subject to the rules and regulations of the Railroad Commission of Texas while Egan is also subject to the rules and regulations of the FERC.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Total Revenues	Segment EBIT/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment/ Total Assets
	(in millions)
2011
Gas Transportation and Storage	$205.0	$99.7	$33.2	$98.4	$1,806.7
Other	—	97.9	—	17.3	650.2

Total	205.0	197.6	33.2	115.7	2,456.9
Interest income	—	0.5	—	—	—
Interest expense	—	25.0	—	—	—

Total consolidated	$205.0	$173.1	$33.2	$115.7	$2,456.9

2010
Gas Transportation and Storage	$197.7	$97.8	$29.4	$25.8	$1,299.0
Other	—	65.8	—	22.5	923.5

Total	197.7	163.6	29.4	48.3	2,222.5
Interest income	—	0.1	—	—	—
Interest expense	—	16.2	—	—	—

Total consolidated	$197.7	$147.5	$29.4	$48.3	$2,222.5

2009
Gas Transportation and Storage	$178.9	$96.7	$28.5	$20.3	$1,286.7
Other	—	56.9	—	36.7	525.8

Total	178.9	153.6	28.5	57.0	1,812.5
Interest income	—	0.2	—	—	—
Interest expense	—	16.7	—	—	—

Total consolidated	$178.9	$137.1	$28.5	$57.0	$1,812.5

6. Regulatory Matters

Regulatory Assets and Liabilities. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund Period Ends
	2011	2010
	(in millions)
Regulatory Assets(a)(b)
Regulatory asset related to income taxes(c)	$9.9	$9.2	(d	)
Vacation accrual (non-current)	1.8	1.7	2012
Deferred debt expense/premium	3.5	4.0	(e	)
Fuel tracker(f)	2.1	1.1	2012

Total Regulatory Assets	$17.3	$16.0

Regulatory Liabilities(b)
Fuel tracker(f)	$0.5	—	2012

Total Regulatory Liabilities	$0.5	$—

(a)	Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(c)	Relates to tax gross-up of the AFUDC equity portion.
(d)	Amortized over the life of the related property, plant and equipment.
(e)	Prepayment penalty being amortized over the life of the retired debt.
(f)	Included in Current Assets and Current Liabilities.

Rate Related Information

East Tennessee. East Tennessee currently operates under the tariff rates approved by the FERC in November 2005.

Saltville. On September 1, 2008, Saltville placed into effect rates approved by the FERC as a result of a settlement with customers associated with a rate proceeding. This settlement included a rate moratorium until October 1, 2011. Following expiration of the moratorium, Saltville’s rates remain the same, subject to further negotiation or a future rate proceeding. Also pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Gulfstream. Gulfstream operates under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities go in service. Gulfstream filed the Cost and Revenue Study on November 1, 2011.

Ozark Gas Transmission. Ozark Gas Transmission operates under rates established as a result of an uncontested settlement agreement with customers approved by the FERC in 2000. In 2011, Ozark Gas Transmission filed a Cost and Revenue Study as a result of a FERC rate proceeding. A settlement agreement in the 2011 rate proceeding was approved by the FERC on October 1, 2011 and had no impact on results of operations, financial position, or cash flows.

Big Sandy. Big Sandy operates under rates approved by the FERC in 2006. That order required Big Sandy to file a Cost and Revenue Study within three years after its in-service date. Big Sandy filed the Cost and

Revenue Study on April 8, 2011. The Cost and Revenue Study was accepted by FERC for filing on October 26, 2011. There was no change to the currently effective rates and the rates will remain in effect subject to further negotiations or a future rate proceeding.

Management believes that the effects of these matters will not have an adverse effect on our future consolidated results of operations, financial position or cash flows.

7. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	2011	2010	2009
	(in millions, except per-unit amounts)
Net income	$172.0	$147.9	$135.9
Less:
General partner’s interest in net income — 2%	3.4	3.0	2.7
General partner’s interest in net income attributable to incentive distribution rights	16.9	7.6	3.0

Limited partners’ interest in net income	$151.7	$137.3	$130.2

Weighted average limited partner units outstanding — basic and diluted	93.1	81.0	76.4
Net income per limited partner unit — basic and diluted	$1.63	$1.70	$1.71

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

To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units. Our distribution paid on February 14, 2012 was $0.475 per unit.

8. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows. As of December 31, 2011, there were no marketable securities outstanding.

In the fourth quarter of 2010, we invested in commercial paper with a portion of the proceeds from the equity issuance related to the Gulfstream acquisition. These investments were pledged as collateral against new term loans that were used to repay revolving borrowings, which were used to fund a portion of the consideration of the additional interest in Gulfstream and are classified as Other Investments on the Consolidated Balance Sheet. There was $207.2 million of term loans outstanding and $209.0 million of commercial paper investments pledged as collateral at December 31, 2010 valued at fair value. See Note 3 for additional information on the acquisition of additional interest in Gulfstream. In June 2011, the term loan was repaid using proceeds from the issuance of unsecured senior notes, and the related investments were liquidated. See Note 12 for additional information on the repayment of the term loan.

9. Investments in Unconsolidated Affiliates

As of December 31, 2011, our investments in unconsolidated affiliates consisted of a 49% interest in Gulfstream and a 50% interest in Market Hub.

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 3 for further discussion. The equity earnings related to the additional 24.5% interest is included in our results from the date of the acquisition. In 2011, we received total distributions of $76.0 million from Gulfstream. Of these distributions, $66.8 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $9.2 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. In 2010, we received total distributions of $39.5 million from Gulfstream. Of these distributions, $33.4 million were included in Cash Flows from Operating Activities — Distributions Received

From Unconsolidated Affiliates and $6.1 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. In 2009, we received total distributions of $109.1 million from Gulfstream primarily resulting from our share of the proceeds of a long-term debt issuance by Gulfstream. Of these distributions, $38.6 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $70.5 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $49.5 million in 2011, $47.7 million in 2010 and $35.7 million in 2009, which were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates.

Our share of cumulative undistributed earnings of Market Hub totaled $136.3 million and Gulfstream had no cumulative undistributed earnings at December 31, 2011.

As of December 31, 2011 and 2010, the carrying amounts of Gulfstream and Market Hub approximated the amount of underlying equity in their respective net assets.

Investments in Unconsolidated Affiliates

	December 31,
	2011	2010
	(in millions)
Gulfstream	$360.0	$368.1
Market Hub	367.2	360.5

Total	$727.2	$728.6

Equity in Earnings of Unconsolidated Affiliates

	2011	2010	2009
	(in millions)
Gulfstream	$64.7	$35.5	$30.4
Market Hub	42.6	39.6	40.3

Total	$107.3	$75.1	$70.7

10. Goodwill

All of our goodwill is in our Gas Transportation and Storage segment. There were no changes in goodwill between December 31, 2009 and 2010. Changes in the balance of goodwill from December 31, 2010 to December 31, 2011 follow (in millions):

Balance at December 31, 2010	$267.9
Increase due to the acquisition of Big Sandy(a)	193.8

Balance at December 31, 2011	$461.7

(a)	See Note 3 for further discussion.

No impairments of goodwill were recorded in 2011, 2010 or 2009. See Note 1 for discussion of goodwill impairment testing.

11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2011	2010
	(years)	(in millions)
Plant
Natural gas transmission	15-100	$1,296.2	$991.2
Storage	17-35	113.8	113.9
Gathering and processing facilities	5-40	11.8	11.5
Equipment	5-15	6.0	5.8
Vehicles	5-15	3.2	3.4
Land	—	2.7	2.3
Construction in process	—	1.0	14.5
Other	5-33	4.6	5.7

Total property, plant and equipment		1,439.3	1,148.3
Total accumulated depreciation and amortization		(234.1)	(206.8)

Total net property, plant and equipment		$1,205.2	$941.5

Substantially all of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2.7% for 2011, 2.7% for 2010 and 2.8% for 2009. We had no material capital leases at December 31, 2011 or December 31, 2010.

12. Debt and Credit Facility

Summary of Debt and Related Terms

	Interest Rate	Year Due	December 31,
			2011	2010
			(in millions)

Unsecured Senior note payable	2.95%	2016	$250.0	$—
Unsecured Senior note payable	4.60%	2021	250.0	—
East Tennessee notes payable	5.71%	2012	150.0	150.0
Commercial paper(a)	0.631%	—	27.0	—
Credit facility — revolving(b)	(c )	2016	—	298.6
Credit facility — term(b)(d)	(d )	2013	—	207.2
Note payable — affiliate(b)	0.271%	2012	30.5	34.0

Total debt			$707.5	$689.8
East Tennessee notes payable(e)			(150.0)	—
Commercial paper			(27.0)	—
Note payable — affiliate			(30.5)	(34.0)
Unamortized debt discount			(0.6)	—

Total long-term debt			$499.4	$655.8

(a)	The weighted-average days to maturity was 6.59 days as of December 31, 2011.
(b)	Borrowings bearing interest based on a one-month London InterBank Offering Rate.
(c)	No revolving credit facility borrowings at December 31, 2011.
(d)	Secured by $209.0 million of investments classified as Other Investments on the Consolidated Balance Sheet. Term loan was repaid in 2011.
(e)	In 2011, the East Tennessee note payable was reclassified from non-current to current since the note matures in the year 2012.

Annual Maturities

December 31, 2011
(in millions)
2012	$180.5
2013	—
2014	—
2015	—
2016	250.0
Thereafter	250.0

Total debt(a)	$680.5

(a)	Excludes commercial paper of $27.0 million.

We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.

Unsecured Senior Notes. On June 9, 2011, we issued $500.0 million aggregate principal amount of unsecured senior notes, including $250.0 million 2.95% senior notes due in 2016 and $250.0 million 4.60% senior notes due in 2021. Interest on the notes will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. Net proceeds from this offering were used to repay all of the outstanding borrowings under our term loan and a significant portion of the funds borrowed under the credit facility, with the remaining balance used for general partnership purposes.

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

East Tennessee Notes Payable. East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of December 31, 2011, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

Credit Facility and Commercial Paper. Effective as of October 18, 2011, we entered into a $700 million revolving credit agreement which will mature on October 18, 2016. The credit agreement contains a sublimit of $250 million for issuances of letters of credit, $150 million of which may be denominated in alternative currencies. The credit agreement also provides for up to $350 million in additional revolving commitments, which may consist of incremental term loans that, at our election, automatically increase the aggregate amount of the revolving commitments upon any prepayment thereof. After executing the credit agreement, we established a commercial paper program providing for the issuance of up to $700.0 million of commercial paper to fund our short-term borrowing needs, including the initial funding of capital expenditures. Our new credit facility is available to repay our commercial paper, if necessary. Amounts outstanding under the commercial paper program reduce the borrowings available under our credit facility. As of December 31, 2011, we had $673.0 million available under the revolving credit facility.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of December 31, 2011, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before Interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of December 31, 2011, the ratio was 2.7.

Adjusted EBITDA is a non-GAAP measure. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because our definition excludes some, but not all, items that affect net income and is defined differently by companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

Term Loan. As of December 31, 2010, the term loan had a balance of $207.2 million and was secured by qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The term loan was repaid in June 2011 with proceeds from the issuance of the unsecured senior notes.

13. Fair Value Measurements

As of December 31, 2011, there were no assets or liabilities measured at fair value on a recurring basis. The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010:

Description	Consolidated Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Other investments	$209.0	$—	$209.0	$—

Total Assets		$209.0	$—	$209.0	$—

Interest rate swap liabilities	Current liabilities — other — affiliates(a)	$2.0	$—	$2.0	$—
Interest rate swap liabilities	Deferred credits and other liabilities — other	0.7	—	0.7	—

Total Liabilities		$2.7	$—	$2.7	$—

(a)	See Note 15 for further discussion.

Level 1

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Level 2 Valuation Techniques

Fair values of our financial instruments, which included interest rate swaps and corporate debt securities that are actively traded in the secondary market, were determined based on market-based prices. These valuations included inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that included models or matrix pricing tools, with reasonable levels of price transparency. For interest rate swaps, we utilized data obtained from multiple sources for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps were discounted to present value. In addition, credit default swap rates were used to develop the adjustment for credit risk embedded in our positions. We believed that since some of the inputs and assumptions for the calculations of fair value were derived from observable market data, a Level 2 classification was appropriate.

Level 3 Valuation Techniques

Level 3 valuation techniques include the use of pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

Financial Instruments. The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets. The fair values of our current maturities of long-term debt and long-term debt are determined based on market-based prices as described above in the Level 2 valuation technique, absent the impacts of hedging activities.

	December 31, 2011		December 31, 2010
Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Current maturities of long-term debt(a)	$150.0	$154.3	$—	$—
Long-term debt	$499.4	$514.8	$655.8	$667.1

(a)	East Tennessee debt due in 2012.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and note payable — affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2011 and 2010, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

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

Environmental. We are subject to various federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. We believe there are no matters outstanding that upon resolution will have an adverse effect on our consolidated results of operations, financial position or cash flows.

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

Leases. We lease assets in several areas of operations. Rental expense for these leases was $2.1 million in 2011, $2.2 million in 2010 and $1.9 million in 2009. Future minimum rental payments under operating leases are $0.1 million for each year from 2012 through 2016.

15. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposure and by monitoring the effects of market changes in interest rates.

In February 2009, we entered into a series of three-year interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. During the second quarter of 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired, thereby reducing our total notional amount from $180.0 million as of December 31, 2009 to $155.0 million as of December 31, 2010. These interest rate swaps were designated as effective cash flow hedges. Through December 31, 2011, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in AOCI in the Consolidated Balance Sheets. In 2011, our remaining floating-to-fixed interest rate swaps expired or were terminated in conjunction with the pay down of our credit facility. As of December 31, 2011, we did not have any derivatives outstanding.

The effective portion of losses recognized in Other Comprehensive Income follows:

Cash Flow Hedging Derivatives	2011	2010	2009
	(in millions)
Interest rate swaps	$—	$(2.1)	$(4.9)

The reclassifications from Other Comprehensive Income into income on derivatives follow:

Cash Flow Hedging Derivatives	Consolidated Statements of Operations Caption	2011	2010	2009
		(in millions)
Interest rate swaps	Interest expense	$1.7	$4.6	$4.9

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

16. Sale of Common Units

In 2009, we issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy, and received net proceeds of $212.2 million. As further discussed in Note 3, we used the net proceeds from the offering to repay $142.2 million drawn on our available bank credit facility and $70.0 million drawn on the credit facility with a subsidiary of Spectra Energy.

In 2010, we issued 6.9 million common units to the public representing limited partner interests. The net proceeds from this offering were approximately $221.0 million, including our general partner’s proportionate unit purchase after deducting the underwriting discount. As further discussed in Note 3, we used the net proceeds from the offering to repay the $7.4 million loan assumed in the Gulfstream acquisition. The remaining $209.0 million in net proceeds (other than proceeds from our general partner’s unit purchase) was used to purchase qualifying investment grade securities. The approximately $4.6 million in proceeds from our general partner’s proportionate unit purchase were used for general partnership purposes.

On June 14, 2011, we issued 7.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $217.9 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance were used to fund a portion of the purchase price of the Big Sandy acquisition, see Note 3 for additional information.

17. Equity-Based Compensation

Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We did not award phantom units in 2011 and 2010. We awarded 10,000 units in 2009. The total fair value of the units vested was not significant in 2011 and $2.4 million in 2010. The total fair value of the units vested was not significant in 2009.

Phantom Unit Awards
(in thousands)
Outstanding at December 31, 2010	12
Granted	—
Vested	(2)
Forfeited	—

Outstanding at December 31, 2011	10

Awards expected to vest	9

We account for the phantom units as liability awards. Compensation expense for these awards of $0.1 million and $1.2 million was recorded in 2011 and 2010, respectively. As of December 31, 2011 and assuming no change in fair value, we expect to recognize an immaterial amount of future compensation cost related to phantom awards in 2012.

18. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2011 and 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2011
Operating revenues	$51.2	$43.0	$52.9	$57.9	$205.0
Operating income	25.1	15.3	23.2	24.6	88.2
Net income	48.9	37.6	43.5	42.0	172.0
Net income per limited partner unit(a)	0.50	0.36	0.40	0.38	1.63

2010
Operating revenues	$50.5	$47.4	$49.0	$50.8	$197.7
Operating income	25.0	19.9	24.3	18.5	87.7
Net income	39.1	33.2	38.4	37.2	147.9
Net income per limited partner unit(a)	0.46	0.38	0.44	0.41	1.70

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

SPECTRA ENERGY PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES

	Balance at Beginning of Period	Additions:		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2011:
Allowance for doubtful accounts	$0.3	$—	$—	$0.2	$0.1
Other	—	—	—	—	—

	$0.3	$—	$—	$0.2	$0.1

December 31, 2010:
Allowance for doubtful accounts	$0.1	$0.2	$—	$—	$0.3
Other	—	—	—	—	—

	$0.1	$0.2	$—	$—	$0.3

December 31, 2009:
Allowance for doubtful accounts	$0.5	$—	$—	$0.4	$0.1
Other	—	—	—	—	—

	$0.5	$—	$—	$0.4	$0.1

(a)	Principally cash payments and reserve reversals.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Name	Age	Position with Spectra Energy Partners GP, LLC
Julie A. Dill	52	President, Chief Executive Officer and Director
Laura Buss Sayavedra	44	Vice President and Chief Financial Officer
Fred J. Fowler	66	Chairman
Steven D. Arnold	51	Director
Stewart A. Bliss	78	Director
Nora Mead Brownell	65	Director
Patrick J. Hester	60	Director
Theopolis Holeman	62	Director
R. Mark Fiedorek	49	Director
J.D. Woodward, III	62	Director

Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Julie A. Dill was elected to the Board of Directors of Spectra Energy Partners GP, LLC effective January 1, 2012. She also serves as its President and CEO. Ms. Dill served as Chair and President of Union Gas Limited from December 2006 through December 2011. Ms. Dill was Vice President of Investor Relations from 2004 to 2006 for Duke Energy Corporation. She served as Group Executive — Investor Relations and Chief Communications Officer from April 2006 until assuming her position with Union Gas in December 2006.

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

Fred J. Fowler was elected to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008. He retired as President and Chief Executive Officer of Spectra Energy Corp in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler was elected to the board of EnCana Corp effective February 1, 2010. Mr. Fowler was elected to serve on the Pacific Gas and Electric Company board effective March 1, 2012. Mr. Fowler was elected serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.

Steven D. Arnold was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on the Audit Committee and on the Conflicts Committee as Chairman. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold has over 10 years of institutional investment management experience with Prudential Financial, Inc. Mr. Arnold currently serves on the Advisory Board of Avalon Advisors, LLC, in Texas. Mr. Arnold was elected to serve as a director because of his energy industry and financial expertise. Mr. Arnold brings a strong risk assessment and strategic expertise to the board.

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

Nora Mead Brownell was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on our Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission (FERC) where she served until the expiration of her term in June 2006. Prior to the FERC, Ms. Brownell served as a member of the Pennsylvania Public Utility Commission from 1997 to 2001. Ms. Brownell also currently serves on the Board of Directors of Comverge, Inc., an energy technology company, Ener1 Inc., a leading manufacturing of lithium-ion energy storage systems, and ONCOR, Inc., a regulated electric distribution and transmission company. Ms. Brownell is co-founder and principal of ESPY Energy Solutions, LLC, a woman-owned independent energy consulting company. Ms. Brownell was elected to serve as a director because she brings a diverse background that includes experience in business, finance and the regulatory arenas.

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

Theopolis Holeman was elected to the Board of Directors of Spectra Energy Partners GP, LLC in September 2009. Mr. Holeman was named Group Vice President of Spectra Energy Corp’s U.S. Operations in October 2008, and is responsible for storage and operations, and environmental health and safety. Previously, Mr. Holeman served as Group Vice president of Power Delivery for Duke Energy Corporation. Mr. Holeman brings a strong operational expertise to the Board as well as knowledge of our assets.

R. Mark Fiedorek was elected to the Board of Directors of Spectra Energy Partners GP, LLC in December 2008. He also serves as Group Vice President of Spectra Energy Corp’s U.S. Transmission and Storage — Southeast. He served as Vice President of Asset Optimization and Marketer Services from 2002 until 2007 when he was named to his current position with Spectra Energy Corp. Mr. Fiedorek was elected as a director because he has served in a variety of senior positions at Spectra Energy Corp focusing on the natural gas transmission business, mainly in the supply, operations and marketer services areas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2011.

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

Executive Sessions of the Board of Directors

As set forth in our Corporate Governance Guidelines and in accordance with NYSE listing standards, the Board of Directors of the General Partner holds executive sessions on a regular basis without the presence of management. Mr. Fowler, the non-management Chairman of the Board of Directors of the General Partner, presides over all executive sessions.

Communications by Unitholders

Unitholders and other interested parties may communicate with any and all members of the Board of Directors, including non-management directors, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the Board of Directors or any committee of the Board of Directors at the following address and fax number; Name of the Director(s), c/o President, Spectra Energy Partners, LP, 5400 Westheimer Court, Houston, Texas 77056 fax: (713) 989-1818.

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

•

based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2011, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

Audit Committee

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

February 20, 2012

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

Compensation paid or awarded by us in 2011 to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer, and together with our principal executive officer, our “named executive officers”) reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the Omnibus Agreement. The Compensation Committee of the Board of Directors of Spectra Energy (Compensation Committee) has ultimate decision making authority with respect to the compensation of our named executive officers other than with respect to awards of equity in our partnership, for which our Board retains control. The elements of compensation discussed below, other than our partnership equity based compensation, and Spectra Energy’s decisions with respect to determinations on payments, was not subject to approvals by the Board of Directors of our general partner. Compensation of our named executive officers was approved by the Compensation Committee, and awards under our long-term incentive plan were recommended by the Compensation Committee and approved by the Board of Directors of Spectra Energy Partners GP, LLC.

With respect to compensation objectives and decisions regarding our named executive officers for 2011, the Compensation Committee approved the cash compensation, and recommended equity based compensation, of our named executive officers based on its compensation philosophy, which includes rewarding both continued employment and performance through a combination of short-term cash incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data to determine relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the Compensation Committee for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy consulted with compensation consultants with respect to determining 2011 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority.

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

Committee Advisors

Since 2007, the Compensation Committee has retained ExeQuity, LLP, as its independent compensation consultant. ExeQuity reports directly to the Compensation Committee with respect to matters related to executive compensation, best practices and analysis of meeting materials prepared by management. ExeQuity generally confers with the Chair of the Compensation Committee and the Compensation Committee itself independently of management and discusses compensation matters with management on a limited basis at the direction of the Compensation Committee. In addition, ExeQuity meets with the Compensation Committee in executive session without the presence of management following each meeting. ExeQuity performs no other services for Spectra Energy other than its services as independent consultant to the Compensation Committee. In 2011, ExeQuity reviewed materials provided to the Committee by management, consulted with the Chair prior to meetings regarding agenda items and attended meetings of the Compensation Committee.

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

The following table sets forth the principal components of compensation for our named executive officers:

Component	Description	Rationale

Salary	Compensation paid in cash throughout the year.	Provides compensation for performing day-to-day responsibilities.

Short-Term Incentive	Annual cash payment based on the achievement of defined financial and operational performance goals.	Makes significant percentage of cash compensation contingent on specific financial targets and operational performance objectives. These objectives are considered to be appropriate measures of the business imperatives that are necessary to build a solid record of financial success and operational excellence.

Long-Term Incentive	Performance share units and phantom awards.	Rewards long-term company performance, aligns the interests of executives with unitholders and shareholders of Spectra Energy, creates equity ownership and provides retention incentive.

Retirement	Spectra Energy sponsored retirement and savings plans.	Provides retention incentives and rewards service through retirement-related payments and provides savings opportunities.

Factors Considered When Determining Total Compensation

Group Comparison. The Compensation Committee sets salaries and short-term and long-term incentive target levels based in part on what it believes to be the market median of compensation available to our executives in the market. The market for highly talented executives is competitive, and we believe our success depends on our ability to attract and retain executives who are incented through our compensation programs to successfully execute our long term objectives. We believe that hiring objectives cannot be achieved unless we offer compensation opportunities that are competitive in the marketplace. Accordingly, we use comparable market median data as a starting point for determining the adequacy of the compensation opportunities provided to our executives. The Compensation Committee considers market trends from general industry survey data. Specifically, the Compensation Committee has chosen to use the Towers Watson 2011 Compensation Data Base© General Industry Survey as a source of market information because the Compensation Committee believes that the survey provides a reliable indication of compensation practices in companies that are comparable in size as measured by revenues.

External Market Conditions and Individual Factors. In addition to using benchmark survey data, the Compensation Committee also takes into account external market conditions and individual factors when establishing the total compensation of both named executive officers. Some of these factors include the executive’s performance, level of experience, position, tenure and responsibilities, competitive pressures for that position within the industry, economic developments, the condition of labor markets and the financial and market performance of Spectra Energy Partners and Spectra Energy.

Risk Assessment of Total Compensation. The overall compensation mix of short-term and long-term compensation opportunities for our executives, as well as the components of these incentive opportunities are balanced to mitigate undue risk. No single measure of the short-term compensation program is greater than 25% of an individual’s targeted award for either named executive officer. Sixty percent of both executives’ long-term opportunity is contingent on the performance of Spectra Energy’s stock relative to its peers and stock ownership levels are required of both executives.

2011 Compensation Opportunities

The following table shows the 2011 target direct pay opportunities for our named executive officers.

2011 Target Pay Opportunity

Name	Salary	Short-Term Incentive Target Opportunity	Long-Term Incentive Target Opportunity	Total Target Pay Opportunity
Gregory J. Rizzo	$334,383	50%	100%	$835,958
Laura Buss Sayavedra	$219,440	40%	50%	$416,936

Salary. At the end of 2010, the Compensation Committee considered whether adjustments to salaries were appropriate and adjusted 2011 salaries of the named executive officers at that time, based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys and internal comparisons.

Short-Term Incentives. Short-term incentive opportunities, awarded under the Spectra Energy Executive Short-Term Incentive (STI) Plan for 2011, were designed to compensate executives for financial and operational performance during the year based on goals set at the beginning of the year. The threshold, target and maximum incentive opportunities for each participant in the STI Plan during 2011 were established as a percentage of base salary. Cash incentives were earned based on the achievement of corporate and business unit financial and operational goals as determined by the Compensation Committee. Target STI awards expressed as a percentage of base annual salary for our named executive officers in 2011 are reflected in the “2011 Target Pay Opportunity” table above.

Under guidelines adopted for the 2011 STI program, participants were eligible to receive up to 200% of the amount of their STI target. The maximum that could be earned for performance on financial or operational measures was 200% of target. The amount that could be paid for performance at a specified minimum level for any measure was 50% of the target amount. 100% of the target amount would be paid for performance at the target level. No compensation was to be earned if performance fell below a specified minimum level.

As shown in the following table, STI payments for our named executive officers were based on the achievement of financial and operational objectives related to management responsibilities for Spectra Energy and Spectra Energy Partners.

2011 Target Incentive Payment Opportunity

Measures	Percentage
Spectra Energy Ongoing EPS	20%
Spectra Energy Transmission Return on Capital Employed	20%
Spectra Energy Partners Distributable Cash	25%
Environmental, Health and Safety Scorecards	10%
Operational and Capital Project Scorecards	25%

Determination of 2011 Short-Term Incentive Payments

At the end of the 2011 cycle, management prepared a report on the achievement of financial and operational goals. These results were reviewed and approved by the Compensation Committee in February 2012 along with any proposed adjustments based on individual performance for both named executive officers. Any adjustments based on individual performance were reviewed by the Compensation Committee, which then approved the final performance results and payment of incentives for both named executive officers.

The amounts set forth below show target amounts for achieving the threshold, target and maximum levels established for each financial goal as well as the actual result. The percentage of the target opportunity achieved is shown in parentheses. For each category, achievement of the Threshold, Target and Maximum amounts would result in the payment of 50%, 100% and 200%, respectively, of the target level. For instance, the short-term incentive payment for an executive associated with Spectra Energy’s EPS results was calculated as 20% of such executive’s target cash incentive opportunity multiplied by the actual percentage achieved, which was 148.00%.

Measures	Threshold	Target	Maximum	Actual
Spectra Energy Ongoing EPS	$1.45	$1.65	$1.90	$ 1.77 (148.00%)
Spectra Energy Transmission Return on Capital Employed	10.6%	11.0%	11.8%	11.5% (162.50%)
Spectra Energy Partners Distributable Cash*	$201	$208	$223	$ 212.4 (129.33%)

*	In millions.

The Environmental, Health and Safety Scorecard achieved a payout percentage of 123.9% and the Operational and Capital Project Scorecard achieved a payout percentage of 141%. The following table is a summary of the payments made to our named executive officers.

2011 STI Awards

Name	Short-Term Incentive Award	Actual Payout as a Percent of Target Short-Term Incentive Award
Gregory J. Rizzo	$225,656	135%
Laura Buss Sayavedra	$118,470	135%

Long-Term Incentives. Spectra Energy provides long-term incentive opportunities to our executive officers to achieve an alignment of executive and shareholder interests and motivate executives to achieve strategic goals that will maximize shareholder value.

The Compensation Committee decided that its long term incentive program would consist of awards that result in share ownership when certain specific performance goals are achieved in combination with phantom units that vest over a three-year period. We believe that the combination of these two forms of awards are an effective means of creating a focus on returns to shareholders and retaining our executive talent in a competitive market.

For 2011, the performance share unit awards was increased from 50% to 60% of the target value of annual long-term compensation and are earned based on how Spectra Energy performs relative to a group of energy companies over a three-year period. The companies in Spectra Energy’s long-term incentive peer group are:

Ameren Corp.	CenterPoint Energy	Consolidated Edison
Dominion Resources	DTE Energy	El Paso Corp.
Enbridge, Inc.	EQT Corporation	NiSource
National Fuel Gas Co.	ONEOK, Inc.	PG&E Corp.
Public Service Enterprise Group	Questar Corp.	Sempra Energy
Southern Union Company	TransCanada Corp.	Williams Companies
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

The Compensation Committee approved these payout levels after a review of similar plans in place by many of the companies in the peer group, after a review of the historical returns of the peer group and indices that track energy company performance, and after consultations with Spectra Energy’s outside compensation advisors. Once earned, half of the performance share units will be converted to shares of Spectra Energy common stock and half will be paid in cash, based on the fair market value of Spectra Energy common stock at the time of vesting. The payout design is intended to provide for stock accumulation while also allowing for some investment diversification.

Phantom units comprised the remaining 40% of annual long-term compensation grant value. These units will vest at the end of three years at which time they will be converted to shares of Spectra Energy common stock. Dividend equivalents accumulated from the date of grant will be paid in cash on the number of performance share units and phantom units at the time which these units vest.

The table below shows long-term incentive awards granted to our named executive officers in 2011:

Name	Expected Value of Long-Term Incentive/Equity Grants as a Percentage of Base Salary	Number of Performance Share Units Granted	Number of Phantom Units Granted
Gregory J. Rizzo	100%	9,500	5,900
Laura Buss Sayavedra	50%	3,100	1,900

Determination of 2009-2011 Performance Share Unit Awards. The 2009 performance share unit cycle commenced on January 1, 2009 and ended on December 31, 2011. The performance share units vest based on Spectra Energy’s total shareholder return for the three year period as compared to the total shareholder return for companies in Spectra Energy’s customized long-term incentive peer group, which is the same long-term incentive peer group used for the 2011 awards listed above. Spectra Energy’s total shareholder return for the three year period is 124.29% which is at the 69.3 percentile of the peer group. This results in a payout percentage of 164.33%. The following table lists the resulting number of 2009-2011 performance share units that vested and the amount of associated dividend equivalents:

Name	Vested Performance Share Units	Dividend Equivalent Payment
Gregory J. Rizzo	22,021	$68,045
Laura Buss Sayavedra	7,231	$22,344

Retirement and Other Benefits. Spectra Energy provides our executives with retirement benefits under the Spectra Energy Retirement Savings Plan, the Spectra Energy Executive Savings Plan, the Spectra Energy Retirement Cash Balance Plan and the Spectra Energy Executive Cash Balance Plan. The Compensation Committee has determined that, based on market surveys, these plans are comparable to the benefits provided by our peers and provide an important tool for attracting and retaining our executives. Refer to “Executive Compensation” for disclosure of the amounts paid to our named executive officers under these plans.

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

The Spectra Energy Executive Savings Plan enables executives to defer compensation, and receive employer matching contributions, in excess of the limits of the Internal Revenue Code, that apply to qualified retirement plans such as the Spectra Energy Retirement Savings Plan. Earnings on amounts credited to the Spectra Energy Executive Savings Plan are determined by reference to investment choices similar to those offered under the Spectra Energy Retirement Savings Plan.

The Spectra Energy Retirement Cash Balance Plan provides a defined benefit for retirement, the amount of which is based on a participant’s cash balance account balance, which grows with monthly pay and interest credits.

The Spectra Energy Executive Cash Balance Plan provides executives with the retirement benefits to which they would be entitled under the Spectra Energy Retirement Cash Balance Plan if the limits contained in the Internal Revenue Code, did not exist.

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

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

EXECUTIVE COMPENSATION

The table below sets forth compensation of Spectra Energy Partners’ named executive officers for 2009, 2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Gregory J. Rizzo	2011	334,383	—	460,063	—	225,656	153,511	36,881	1,210,494
President and Chief Executive Officer	2010	324,644	—	469,518	—	231,509	87,086	35,979	1,148,736
	2009	315,188	—	574,446	—	205,799	115,348	32,996	1,243,777

Laura Buss Sayavedra	2011	219,440	—	149,471	—	118,470	68,361	27,798	583,540
Vice President and Chief Financial Officer	2010	211,000	—	151,320	—	122,146	48,142	25,620	558,228
	2009	205,001	—	119,636	—	108,998	33,908	16,283	483,826

(1)	This column reflects the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718 with respect to performance share units and phantom unit awards granted each year. The aggregate dollar amount was determined without regard to any estimate of forfeitures related to service-based vesting conditions. If the performance share units vested at the maximum level, the following represents the maximum value that would be payable on the performance share units based on the closing stock price of our common stock on the grant date of these awards for Mr. Rizzo and Ms. Sayavedra in the amount of $492,480, and $160,704, respectively.

(2)	This column includes amounts payable under the Spectra Energy STI Plan with respect to the 2011, 2010 and 2009 performance periods. Unless deferred, these amounts were paid in March 2012, March 2011 and March 2010, respectively.

(3)	This column includes the amounts listed below. These figures represent the change in value during the twelve month period ending December 31.

	Gregory J. Rizzo	Laura Buss Sayavedra
Change in actuarial present value of accumulated benefit under the Spectra Energy Retirement Cash Balance Plan for the period beginning on January 1, 2011 and ending on December 31, 2011	$86,471	$54,603
Change in actuarial present value of accumulated benefit under the Spectra Energy Executive Cash Balance Plan for the period beginning on January 1, 2011 and ending on December 31, 2011	67,040	13,758

Total	$153,511	$68,361

(4)	All Other Compensation column includes the following for 2011:

	Gregory J. Rizzo	Laura Buss Sayavedra
Matching contributions under the Spectra Energy Retirement Savings Plan	$14,700	$14,181
Premiums for life insurance coverage provided under Life Insurance Plans	2,928	428
Make-whole matching contribution credits under the Spectra Energy Executive Savings Plan	19,253	6,314
Charitable contributions made in the name of the Executive under Spectra Energy’s matching gift policy	—	6,875

Total	$36,881	$27,798

2011 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gregory J. Rizzo			83,596	167,192	334,383
Gregory J. Rizzo	2/22/2011	2/21/2011				4,750	9,500	19,000		307,135
Gregory J. Rizzo	2/22/2011	2/21/2011							5,900	152,928
Laura Buss Sayavedra			43,888	87,776	175,552
Laura Buss Sayavedra	2/22/2011	2/21/2011				1,550	3,100	6,200		100,223
Laura Buss Sayavedra	2/22/2011	2/21/2011							1,900	49,248

(1)	The awards reflected in the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column were granted for the 2011 performance period under the terms of the Spectra Energy Corp Executive STI Plan. The actual amounts payable to each executive under the terms of such plan are disclosed in the Summary Compensation Table.

(2)	Awards reflected in these columns with a grant date of February 22, 2011 were made in units of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan, as amended and restated.

(3)	All awards reflected in this column were computed in accordance with FASB ASC Topic 718. The per share full grant date fair value of the phantom units and performance share units granted on February 22, 2011 is $25.92 and $32.33, respectively.

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

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregory J. Rizzo(4)	SE	1,700		32.54
	DUK	3,400		21.54	4/1/2012
	SE	38,200		25.64	2/27/2017
						SE	27,200	836,400
						SEP	10,000	319,600

						Total		1,156,000

						SE			37,600	1,156,200
Laura Buss Sayavedra	SE	825		11.86	2/25/2013
	SE	10,100		25.64	2/27/2017
						SE	8,800	270,600
						SE			12,200	375,150

(1)	For options granted February 27, 2007, the exercise price is equal to the closing price of Spectra Energy common stock on the date of grant. For options granted prior to December 31, 2006, the exercise price for the original Duke Energy options is equal to the closing price of Duke Energy common stock on the date of grant. In connection with the spin-off of Spectra Energy effective January 2, 2007, all Duke Energy equity awards were adjusted to reflect the change in the price of Duke Energy common stock that occurred as a result of the spin-off, and an additional award denominated in Spectra Energy common shares was granted. The adjustments preserved, but did not increase, the value of the equity awards. The following chart indicates the original and adjusted exercise prices of each Duke Energy stock option. In addition, the chart indicates exercise prices for stock options granted on January 2, 2007 at Spectra Energy associated to each grant date at Duke Energy:

Date of Grant	Duke Energy Original Option Exercise Price	Duke Energy Adjusted Option Exercise Price	Spectra Energy Option Exercise Price Granted on January 2, 2007
April 1, 2002	37.80	21.54	32.54
February 25, 2003	13.77	7.85	11.86

(2)	Mr. Rizzo and Ms. Sayavedra received Spectra Energy phantom units on February 22, 2011, February 23, 2010 and February 24, 2009, which, subject to certain exceptions, vest on the third anniversary of the date of grant.
(3)	Mr. Rizzo and Ms. Sayavedra received Spectra Energy performance share units on February 22, 2011 and February 23, 2010 that, subject to certain exceptions, are eligible for vesting on December 31, 2013 and December 31, 2012, respectively. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K, performance share units are listed at the maximum number of units.
(4)	On February 26, 2009, Mr. Rizzo received a grant in the amount of 10,000 units, which, subject to certain exceptions, vest on the third anniversary of the date of grant.

2011 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Gregory J. Rizzo
Spectra Energy			28,315	933,316
Duke Energy			988	18,159

Total				951,475

Laura Buss Sayavedra
Spectra Energy			9,252	305,213
Spectra Energy Partners			1,670	55,352
Duke Energy			242	4,448

Total				365,013

(1)	No options were exercised during 2011.
(2)	The value realized upon vesting of stock awards was calculated based on the closing price of a share of common stock or unit for the respective equity on the respective vesting date and includes cash payments to Mr. Rizzo and Ms. Sayavedra in the amount of $85,387 and $36,266, respectively, for dividend and distribution equivalents paid at the time of vesting on earned phantom and performance share units.

Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance Plan

Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. A more detailed description of the plans that comprise Spectra Energy’s pension program follows.

Both of the Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2011. Officers participated in the Spectra Energy Retirement Cash Balance Plan (“RCBP”), which is a noncontributory, defined benefit retirement plan that is intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and affiliates. The RCBP provides benefits under a “cash balance account” formula.

Both of the Spectra Energy Partners executive officers participate in the RCBP and have satisfied the eligibility requirements to receive his or her account benefit upon termination of employment. The RCBP benefit is payable in the form of a lump sum in the amount credited to the hypothetical account at the time of benefit commencement. Payment is also available in the form of an annuity based on the actuarial equivalent of the account balance.

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

Both of the Spectra Energy Partners executive officers was eligible to participate in the Spectra Energy Executive Cash Balance Plan (“ECBP”), which is a noncontributory, defined benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the annual compensation limit ($245,000 for 2011) under the Internal Revenue Code that applies to the determination of pay credits under the RCBP, (b) restoration of benefits in excess of a defined benefit plan maximum annual benefit limit ($195,000 for 2011) under the Internal Revenue Code that applies to the RCBP, and (c) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service, and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.

Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by us.

The following table provides information related to each plan that provides for payments or other benefits at, following or in connection with retirement, determined as of December 31, 2011.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Gregory J. Rizzo	Spectra Energy Retirement Cash Balance Plan	32.34	587,922	—
Gregory J. Rizzo	Spectra Energy Executive Cash Balance Plan	32.34	342,552	—
Laura Buss Sayavedra	Spectra Energy Retirement Cash Balance Plan	16.15	230,575	—
Laura Buss Sayavedra	Spectra Energy Executive Cash Balance Plan	16.15	35,976	—

Spectra Energy Executive Savings Plan

Under the Spectra Energy Executive Savings Plan, participants can elect to defer a portion of their base salary, short-term incentive compensation and long-term incentive compensation (other than stock options). Participants also receive a company matching contribution in excess of the contribution limits prescribed by the IRS under the Spectra Energy Retirement Savings Plan. In general, payments are made following termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may request an accelerated distribution upon an “unforeseeable emergency.” In general, participants may direct the deemed investment of base salary deferrals, short-term incentive deferrals and matching contributions among investments options available under the Spectra Energy Retirement Savings Plan, including in a Spectra Energy

Common Stock Fund. Deferrals of equity awards are credited with earnings and losses based on the performance of the Spectra Energy Common Stock Fund. Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the Spectra Energy Executive Savings Plan are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by us.

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gregory J. Rizzo Spectra Energy Executive Savings Plan	23,151	19,253	16,588	—	532,904
Laura Buss Sayavedra Spectra Energy Executive Savings Plan	3,995	6,314	1,329	—	21,268

(1)	The table reflects contributions made to the Spectra Energy Executive Savings Plan. Executive contributions credited to the plan in 2011 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2011 but reported in the table as compensation earned in 2010.
(2)	Reflects make-whole matching contribution credits made in 2011 under the plan with respect to elective salary deferrals made by executives during 2011.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, both Spectra Energy Partners executive officers would be entitled to compensation in the event his or her employment terminates. The amount of the compensation is contingent upon a variety of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to named executive officers are described below, followed by a table that quantifies the amount that would become payable to both Spectra Energy Partners executive officers as a result of his or her termination of employment. The amounts shown assume that such termination was effective as of December 31, 2011 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of named executive officer’s termination of employment.

The following table summarizes the consequences under Spectra Energy and Spectra Energy Partners’ long-term incentive award agreements that would occur in the event of a change in control or the termination of employment of a Spectra Energy Partners executive officer, without giving effect to the change in control agreements described below.

Event	Consequences

Change in Control	Phantom Units — continue to vest Performance Share Units — award vests based on target performance

Termination with cause	Phantom and Performance Share Units — the executive’s right to unvested portion of award terminates immediately

Voluntary termination (not retirement eligible)	Phantom and Performance Share Units — the executive’s right to unvested portion of award terminates immediately

Involuntary termination without cause (not retirement eligible)	Phantom Units — prorated portion of award vests Performance Share Units — prorated portion of award vests based on actual performance after performance period ends

Voluntary termination or involuntary termination without cause (retirement eligible)	Phantom Units — prorated portion of award continues to vest Performance Share Units — prorated portion of award vests based on actual performance after performance period ends

Involuntary termination after a Change in Control	Phantom Units — award vests Performance Share Units — award vests based on target performance

Death or Disability	Phantom Units — award vests Performance Share Units — award vests based on target performance

Mr. Rizzo has entered into a Change in Control Agreement with Spectra Energy and it has an initial term of two years, after which the agreement automatically extends annually, unless six months prior written notice is provided.

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

POTENTIAL PAYMENTS UPON TERMINATION OF

EMPLOYMENT OR A CHANGE IN CONTROL (“CIC”)

Name and Triggering Event(1)	Cash Severance Payment ($)(2)	Incremental Retirement Plan Benefit ($)(3)	Welfare and Similar Benefits ($)(4)	Stock Awards ($)(5)	Option Awards ($)	Total Payments ($)
Gregory J. Rizzo
Change in Control	—	—	—	602,533	—	602,533
Termination with cause	—	—	45,013	—	—	45,013
Voluntary or involuntary termination without cause	—	—	45,013	1,025,659	—	1,070,672
Involuntary or good reason termination after a CIC	1,003,149	165,809	74,731	1,861,356	—	3,105,045
Death or Disability	—	—	45,013	1,861,356	—	1,906,369

Laura Buss Sayavedra
Change in Control	—	—	—	195,485	—	195,485
Voluntary termination or involuntary termination with cause	—	—	8,440	—	—	8,440
Involuntary termination without cause	—	—	8,440	210,337	—	218,777
Involuntary or good reason termination after a CIC	—	—	8,440	484,194	—	492,634
Death or Disability	—	—	8,440	484,194	—	492,634

(1)	Amounts in the above table represent obligations of Spectra Energy under agreements currently in place at Spectra Energy, and valued as of December 31, 2011.

(2)	Amounts listed under “Cash Severance Payment” are payable under the terms of Mr. Rizzo’s change in control agreement. The severance benefits set forth above do not include accrued salary and cash incentive payments earned through December 31, 2011; however, such amounts are reflected in the Summary Compensation Table above.

(3)	Pursuant to Mr. Rizzo’s Change in Control Agreement, amounts listed under “Incremental Retirement Plan Benefit” represent the additional amounts that would be credited and vested in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan in the event he continued to be employed by Spectra Energy for two additional years, at his rate of base salary plus target bonus percentage in effect on December 31, 2011.

(4)	Amounts listed under “Welfare and Other Benefits” include the maximum accrued vacation allowed under Company policy and the amount that would be paid to Mr. Rizzo who has entered into a Change in Control Agreement in lieu of providing continued welfare benefits for 24 months.

(5)	The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded stock as a result of each event listed and any associated dividend or distribution equivalent payments due upon vesting. For Mr. Rizzo, who is retirement eligible, the amounts also include the continued vesting of previously awarded phantom units after the applicable termination event.

The amounts listed in the preceding table have been determined based on a variety of assumptions, and the actual amounts to be paid out can only be determined at the time of the Spectra Energy Partners executive officer’s termination of employment. The amounts described in the table do not include compensation to which both Spectra Energy Partners executive officers would be entitled without regard to his or her termination of employment, including (a) base salary and short-term incentives that have been earned but not yet paid, and (b) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables.

With respect to Mr. Rizzo, the amounts shown above do not reflect the fact that if, in the event that payments to the executive in connection with a change in control otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The amounts shown above with respect to outstanding Spectra Energy and Spectra Energy Partners stock awards were calculated based on a variety of assumptions, including the following: (a) the Spectra Energy Partners executive officer terminated employment on the last day of 2011; (b) the price for Spectra Energy common stock of $30.75 and for Spectra Energy Partners units of $31.96, which were the closing prices on the last trading day of 2011; (c) the continuation of Spectra Energy’s dividend and Spectra Energy Partners’ distribution at the rate in effect on December 31, 2011; and (d) performance at the target level with respect to performance share units.

DIRECTORS’ COMPENSATION

The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2011.

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

Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy Corp will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2011, the Spectra Energy Foundation made matching charitable contributions on behalf of Directors Arnold, Brownell and Bliss of up to $7,500.

Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.

The following table describes the compensation earned during 2011 by each individual who served as an outside director during 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Steven D. Arnold	85,000	50,000	—	—	5,500	140,500
Stewart A. Bliss	85,000	50,000	—	—	5,000	140,000
Nora Mead Brownell	65,000	50,000	—	—	7,500	122,500
Fred J. Fowler	95,000	80,000	—	—	—	175,000
J.D. Woodward, III	65,000	50,000	—	—	—	115,000

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.
(2)	This column reflects matching charitable contributions.

The value of all perquisites and other personal benefits or property received by each director in 2011 was less than $5,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of January 31, 2012 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Spectra Energy Corp(2)	60,914,686	63.2%
Spectra Energy Transmission LLC	16,958,130	17.6%
Spectra Energy Southeast Pipeline Corp.	43,956,556	45.6%
Julie A. Dill	250	*
Fred J. Fowler	27,918	*
R. Mark Fiedorek	7,823	*
Patrick J. Hester	—	*
Theopolis Holeman	—	*
Laura Buss Sayavedra	4,661	*
Steven D. Arnold	35,448	*
Nora Mead Brownell	14,621	*
Stewart A. Bliss	9,948	*
J.D. Woodward, III	31,668	*
All directors and executive officers as a group (ten persons)	132,337	*

(*)	Less than 1% of units outstanding.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.
(2)	Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, Spectra Energy Southeast Pipeline Corp. and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

The following table lists the beneficial owners of 5% or more of Spectra Energy Partners’ outstanding common units as of February 10, 2012. This information is based on the most recently available reports filed with the SEC.

	Shares of common stock
Name and Address of Beneficial Owner	Beneficially Owned	Percentage
Neuberger Berman Group LLC (1)	5,015,149	5.205%
605 Third Avenue, New York, NY 10158
Tortoise Capital Advisors, L.L.C. (2)	4,970,580	5.2%
11550 Ash Street, Suite 300, Leawood, Kansas 66211

(1)	According to the Schedule 13G/A filed by Neuberger Berman Group LLC on February 8, 2012, these units are beneficially owned by its clients, and it has shared voting power with respect to 4,014,859 units and shared dispositive power with respect to 5,015,149 units.
(2)	According to the Schedule 13G filed by Tortoise Capital Advisors, L.L.C. on February 10, 2012, these units are beneficially owned by its clients, and it has shared voting power with respect to 4,798,005 units and shared dispositive power with respect to 4,970,580 units.

Equity Compensation Plan Information

The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	760,689

Total	—	n/a	760,689

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Spectra Energy and its affiliates own 60,914,686 common units as of December 31, 2011, representing an aggregate 63% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2011 and 2010:

Type of Fees	2011	2010
	(in millions)
Audit Fees(a)	$1.1	$0.9
Audit-Related Fees(b)	0.2	0.1

Total Fees:	$1.3	$1.0

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of our Consolidated Financial Statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of our internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of our financial statements, including assistance with acquisitions and divestitures and internal control reviews. Audit-Related Fees also include comfort and consent letters in connection with SEC filings and financing transactions.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Spectra Energy Partners, LP:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Partners’ Capital and Comprehensive Income

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 28, 2012		/s/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 28, 2012		/s/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JULIE A. DILL (i) Julie A. Dill	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ LAURA BUSS SAYAVEDRA (ii) Laura Buss Sayavedra	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* (iii) Fred J. Fowler	Chairman of the Board of Directors

* Steven D. Arnold	Director

* Stewart A. Bliss	Director

* Nora Mead Brownell	Director

* R. Mark Fiedorek	Director

* Patrick J. Hester	Director

* Theopolis Holeman	Director

* J.D. Woodward, III	Director

Date: February 28, 2012

Julie A. Dill, by signing her name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ JULIE A. DILL
Julie A. Dill
Attorney-In-Fact

FINANCIAL STATEMENTS OF

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

We have audited the accompanying balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and members’ equity and comprehensive income for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 23, 2012

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In millions)

Operating Revenues	$273.4	$273.6	$251.5

Operating Expenses
Operating, maintenance and other	4.7	5.5	4.5
Operating, maintenance and other — affiliates	17.7	15.1	14.6
Depreciation and amortization	35.4	35.0	34.5
Property and other taxes	13.7	17.5	14.0

Total operating expenses	71.5	73.1	67.6

Operating Income	201.9	200.5	183.9
Other Income and Expenses, net	—	0.9	1.4
Interest Expense	69.9	69.8	61.3

Net Income	$132.0	$131.6	$124.0

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

BALANCE SHEETS

	December 31,
	2011	2010
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$54.4	$63.7
Receivables (allowance for doubtful accounts of zero at December 31, 2011 and 2010)	22.8	25.4
Inventory	7.5	6.3
Other	2.4	2.4

Total current assets	87.1	97.8

Property, Plant and Equipment
Cost	2,065.6	2,056.6
Less accumulated depreciation and amortization	281.8	247.0

Net property, plant and equipment	1,783.8	1,809.6

Regulatory Assets and Deferred Debits
Regulatory tax asset	23.6	24.2
Unamortized debt expense	6.2	7.2

Total regulatory assets and deferred debits	29.8	31.4

Total Assets	$1,900.7	$1,938.8

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$0.4	$4.0
Accounts payable — affiliates	1.9	1.9
Taxes accrued	0.4	3.5
Interest accrued	10.0	10.0
Accrued liabilities	1.6	1.2
Fuel tracker liabilities	1.9	3.0
Other	0.7	0.6

Total current liabilities	16.9	24.2

Long-term Debt	1,149.1	1,149.0

Other Long-term Liabilities	—	0.4

Commitments and Contingencies

Members’ Equity
Members’ equity	725.7	754.9
Accumulated other comprehensive income	9.0	10.3

Total members’ equity	734.7	765.2

Total Liabilities and Members’ Equity	$1,900.7	$1,938.8

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132.0	$131.6	$124.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	36.2	35.4
Allowance for funds used during construction — equity	(0.2)	(0.4)	(0.6)
Reclassification adjustments from accumulated other comprehensive income into net income	(1.3)	(1.3)	(1.3)
Decrease (increase) in:
Receivables	0.7	(3.2)	(3.0)
Other current assets	—	0.4	4.6
Increase (decrease) in:
Accounts payable	(0.4)	(1.1)	1.7
Taxes accrued	(3.1)	1.4	(1.0)
Interest accrued	—	—	1.8
Accrued liabilities	0.4	(1.0)	1.7
Fuel tracker liabilities	(0.1)	0.1	—
Other current liabilities	0.5	(0.2)	(0.5)
Other, assets	1.4	0.6	(3.4)
Other, liabilities	(0.5)	0.4	—

Net cash provided by operating activities	166.0	163.5	159.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14.6)	(21.6)	(53.5)

Net cash used in investing activities	(14.6)	(21.6)	(53.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from members	7.7	20.0	40.2
Distributions to members	(168.4)	(161.2)	(445.1)
Proceeds from the issuance of long-term debt	—	—	299.0

Net cash used in financing activities	(160.7)	(141.2)	(105.9)

Net increase (decrease) in cash and cash equivalents	(9.3)	0.7	—
Cash and cash equivalents at beginning of period	63.7	63.0	63.0

Cash and cash equivalents at end of period	$54.4	$63.7	$63.0

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$70.0	$70.3	$60.1
Significant non-cash transaction:
Property, plant and equipment accruals	$0.1	$3.3	$4.9

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

	Spectra Energy Corp	Spectra Energy Partners, LP	The Williams Companies, Inc.	Williams Partners, L.P.	Total
	(In millions)
Balance December 31, 2008	$269.9	$259.3	$529.2	$—	$1,058.4
Net income	31.6	30.4	62.0	—	124.0
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.7)	—	(1.3)

Total comprehensive income					122.7

Capital contributions from members	10.3	9.8	20.1	—	40.2
Distributions to members	(113.5)	(109.0)	(222.6)	—	(445.1)
Attributed deferred tax benefit	—	—	0.1	—	0.1

Balance December 31, 2009	198.0	190.2	388.1	—	776.3

Net income	30.3	35.5	37.8	28.0	131.6
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.4)	(0.3)	(1.3)

Total comprehensive income					130.3

Ownership change (See Footnote 2)	(183.1)	183.1	(184.5)	184.5	—
Capital contributions from members	4.0	6.0	5.6	4.4	20.0
Distributions to members	(41.1)	(39.5)	(51.4)	(29.2)	(161.2)
Attributed deferred tax expense	(0.1)	—	(0.1)	—	(0.2)

Balance December 31, 2010	7.7	375.0	195.1	187.4	765.2

Net income	1.3	64.7	12.9	53.1	132.0
Reclassification of cash flow hedges into earnings	—	(0.6)	(0.1)	(0.6)	(1.3)

Total comprehensive income					130.7

Ownership change	—	—	(178.2)	178.2	—
Capital contributions from members	0.1	3.7	2.0	1.9	7.7
Distributions to members	(8.2)	(76.0)	(24.3)	(59.9)	(168.4)
Attributed deferred tax expense	—	(0.3)	(0.1)	(0.1)	(0.5)

Balance December 31, 2011	$0.9	$366.5	$7.3	$360.0	$734.7

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements

1. Summary of Operations and Significant Accounting Policies

Nature of Operations. Gulfstream Natural Gas System, L.L.C. (collectively, “we”, “our”, “us” and “company”) owns an approximate 745-mile interstate natural gas pipeline system and is owned 1% by a subsidiary of Spectra Energy Corp (Spectra Energy), 49% by Spectra Energy Partners, LP (Spectra Energy Partners), 1% by The Williams Companies, Inc. (Williams) and 49% by Williams Partners L.P. (Williams Partners). We are operated under joint management by Spectra Energy, which provides the business functions, and Williams, which provides the technical functions. We transport natural gas that we receive from various onshore and offshore supply sources in the Mississippi and Alabama area, across the Gulf of Mexico, and deliver that natural gas to markets in central and southern Florida. Our interstate natural gas transmission operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). We were formed on May 17, 1999 as a Delaware limited liability company.

Basis of Presentation. The financial statements reflect the results of operations, financial position and cash flows of our company. The financial statements do not include any of the assets, liabilities, revenues or expenses of the members. Transportation of natural gas Revenues and Other Revenues have been combined for the prior years to conform to our current presentation.

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

Cost-Based Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets and liabilities are classified in the Balance Sheets as Regulatory Assets and Deferred Debits and Current Liabilities. We evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. See Note 4 for further discussion.

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

Customers accounting for 10% or more of revenues during 2011, 2010 and 2009 are as follows:

	% of Revenues
Customer	2011	2010	2009
Florida Power & Light Company	53%	53%	52%
Florida Power Corporation d/b/a Progress Energy Florida, Inc.	28	26	27

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Statements of Operations was $0.5 million in 2011 (an equity component of $0.2 million and an interest expense component of $0.3 million), $0.9 million in 2010 (an equity component of $0.4 million and an interest expense component of $0.5 million) and $0.9 million in 2009 (an equity component of $0.6 million and an interest expense component of $0.3 million).

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

Inventory. Inventory consists mainly of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at cost, using the average cost method.

Natural Gas Imbalances. The Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in these balances do not have an effect on our Statements of Cash Flows. These imbalances are classified within Current Assets — Receivables and Current Liabilities — Other on the Balance Sheets. Natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.

Cash Flow Hedges. In 2005, we entered into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). We are exposed to the impact of market fluctuations in interest rates. To protect from increasing interest rates and the resulting higher cost of the debt that was issued in 2005, we locked in existing interest rates by using financial derivatives (swaps) for hedge strategies. The total amount of the debt in 2005 was $850.0 million of which $500.0 million was hedged. The associated interest rate swaps were terminated on October 12, 2005, prior to the issuance of the related debt. These derivatives were initially recorded on the Balance Sheets at their fair value as Accumulated Other Comprehensive Income (AOCI). Deferred gains of $9.0 million in AOCI as of December 31, 2011 will continue to be amortized to interest expense over the term of the debt issued (November 2015). The total amortization for 2011, 2010 and 2009 was $1.3 million.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in Statements of Members’ Equity and Comprehensive Income as AOCI until earnings are affected by the hedged transaction. We discontinue hedge accounting prospectively when it is determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Statements of Cash Flows. In addition, all components of each derivative gain or loss are included in the assessment of hedge effectiveness.

When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value.

Property, Plant and Equipment. Property, plant and equipment is stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The costs of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment are also capitalized. The costs of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment are expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

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

Long-Lived Asset Impairments. We evaluate whether long-lived assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used in developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, an impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

New Accounting Pronouncements — 2011, 2010 and 2009. There were no significant accounting pronouncements adopted during 2011, 2010 or 2009 that had a material impact on our results of operations, financial position or cash flows.

2. Corrections of Error in Members’ Ownership

During 2011, we identified an error in our previously issued Statements of Members’ Equity and Comprehensive Income related to the change in ownership that occurred during 2010. In February 2010, Williams Partners bought a 24.5% interest in us from Williams and in November 2010, Spectra Energy Partners bought a 24.5% interest in us from Spectra Energy. The transfer of equity related to these transactions was not reflected in the Statement of Members’ Equity and Comprehensive Income. The other equity related activity, including allocations of Net income, Reclassification of cash flow hedges into earnings, Capital contributions from members, Distributions to members and Attributed deferred tax expense, in 2010 and total equity both on the Statements of Member’s Equity and Comprehensive Income and the Balance Sheets are not impacted by this error. In addition, the correct ownership percentages were disclosed in Footnote 1 in the 2010 financial statements.

The corrections of member balance on the Statements of Members’ Equity and Comprehensive Income for December 31, 2010 are as follow:

	Spectra Energy Corp	Spectra Energy Partners, LP	The Williams Companies, Inc	Williams Partners, L.P.	Total
	(in millions)
As previously reported	$190.8	$191.9	$379.6	$2.9	$765.2
Less ownership transfer	(183.1)	183.1	(184.5)	184.5	—

As corrected	$7.7	$375.0	$195.1	$187.4	$765.2

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

Transactions with affiliates are summarized in the tables below:

Statements of Operations

	2011	2010	2009
	(in millions)
Operating, maintenance and other — affiliates	$17.7	$15.1	$14.6

Balance Sheets

	December 31,
	2011	2010
	(in millions)
Property, plant and equipment(a)	$2.6	$2.3
Current assets — other	0.6	1.9
Accounts payable — affiliates	1.9	1.9

(a)	Reflects additions to Property, Plant and Equipment billed from an affiliate in the respective year.

During 2011, Spectra Energy received a disproportionate distribution in relation to their ownership percentage based on an agreement between Spectra Energy and Spectra Energy Partners.

4. Regulatory Matters

Regulatory Assets and Liabilities. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

Regulatory Assets and Liabilities

	December 31,		Recovery/Refund Period Ends
	2011	2010
	(in millions)
Regulatory Assets(a)
Regulatory asset related to income taxes(b)	$23.6	$24.2	(c	)

Total Regulatory Assets	$23.6	$24.2

Regulatory Liabilities(a)
Fuel tracker(d)	$1.9	$3.0	2012

Total Regulatory Liabilities	$1.9	$3.0

(a)	All regulatory assets and liabilities are excluded from rate base.
(b)	Relates to tax gross-up of AFUDC equity portion and is included in Regulatory Assets and Deferred Debits.
(c)	Amortized over the life of the related property, plant and equipment.
(d)	Included in Current Liabilities.

Rate Related Information. We operate under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving our Phase III expansion project. That order also required us to file a Cost and Revenue Study three years after our Phase III facilities went into service. We filed the Cost and Revenue Study on November 1, 2011 and a final FERC order is pending. The effects of this matter are not expected to have a material effect on our future results of operations, financial position or cash flows.

5. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2011	2010
	(Years)	(in millions)
Plant
Natural gas transmission	60	$1,885.3	$1,855.2
Rights of way	60	117.7	115.7
Land	—	16.3	16.0
Construction in process	—	1.6	25.4
Other	5-20	44.7	44.3

Total property, plant and equipment		2,065.6	2,056.6
Total accumulated depreciation and amortization		(281.8)	(247.0)

Total net property, plant and equipment		$1,783.8	$1,809.6

All of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. The composite weighted-average depreciation rates were 1.7% for 2011 and 2010, and 1.8% for 2009.

Amortization expense of intangible assets totaled $2.2 million in 2011, 2010 and 2009. Amortization expense for 2012 through 2016 is estimated to be $2.2 million each year.

6. Debt

Summary of Debt and Related Terms

	Year Due	December 31,
		2011	2010
		(in millions)
Unsecured note payable, 5.56%	2015	$500.0	$500.0
Unsecured note payable, 6.95%	2016	300.0	300.0
Unsecured note payable, 6.19%	2025	350.0	350.0
Unamortized debt discount		(0.9)	(1.0)

Total long-term debt		$1,149.1	$1,149.0

All scheduled debt payments correspond to the year due. The unsecured note payable due 2015 and 2016 are due within the next five years.

7. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Balance Sheet Caption	December 31, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$24.7	$24.7	$—	$—

Total Assets		$24.7	$24.7	$—	$—

Description	Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$61.7	$61.7	$—	$—

Total Assets		$61.7	$61.7	$—	$—

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Financial Instruments. The fair value of our financial instruments, excluding derivatives, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets. The fair values of our current long-term debt are determined based on market-based prices. These valuations included inputs such as quoted market prices of the exact or similar instruments or alternative pricing sources that included models or matrix pricing tools, with reasonable levels of price transparency.

	December 31,
	2011		2010
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt	$1,149.1	$1,332.1	$1,149.0	$1,262.4

The fair value of cash and cash equivalents, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because stated rates approximate market rates.

During the 2011 and 2010 periods, there were no adjustments to assets measured at fair value on a nonrecurring basis.

8. Credit Risk

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

9. Commitments and Contingencies

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

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some of which involves substantial monetary amounts. We have insurance for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

10. Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2012 through February 23, 2012 the date the financial statements were issued.

A distribution to members of $41.4 million was declared and paid on January 20, 2012.

CONSOLIDATED FINANCIAL STATEMENTS OF

MARKET HUB PARTNERS HOLDING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Market Hub Partners Holding

We have audited the accompanying consolidated balance sheets of Market Hub Partners Holding and subsidiaries (the “Partnership”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Market Hub Partners Holding and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 28, 2012

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues
Salt cavern storage	$115.3	$110.5	$107.1
Salt cavern storage — affiliates	8.0	8.0	8.4

Total operating revenues	123.3	118.5	115.5

Operating Expenses
Operating, maintenance and other	9.4	8.4	8.6
Operating, maintenance and other — affiliates	12.0	12.6	10.8
Depreciation and amortization	10.8	14.5	12.1
Property and other taxes	5.5	4.2	3.2

Total operating expenses	37.7	39.7	34.7

Operating Income	85.6	78.8	80.8
Other Income and Expenses	—	0.6	—
Interest Income — Affiliates	0.1	0.2	0.3
Interest Expense	0.1	—	—
Interest Expense — Affiliates	—	0.1	0.1

Earnings Before Income Taxes	85.6	79.5	81.0
Income Tax Expense	0.2	0.2	0.2

Net Income	$85.4	$79.3	$80.8

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$4.4	$3.7
Receivables (allowance for doubtful accounts of zero at December 31, 2011 and 2010)	9.8	10.8
Receivables — affiliates	2.0	1.0
Natural gas imbalance receivables	1.6	17.8
Natural gas imbalance receivables — affiliates	17.6	14.6
Notes receivable — affiliates	61.0	68.0
Other	1.2	1.4

Total current assets	97.6	117.3

Goodwill	200.5	200.5

Property, Plant and Equipment
Cost	618.1	588.9
Less accumulated depreciation and amortization	114.1	103.5

Net property, plant and equipment	504.0	485.4

Total Assets	$802.1	$803.2

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$0.6	$1.3
Accounts payable — affiliates	3.3	3.8
Taxes accrued	1.3	1.2
Natural gas imbalance payables	18.5	14.4
Natural gas imbalance payables — affiliates	0.7	18.0
Collateral liabilities	2.1	2.9
Collateral liabilities — affiliates	40.0	40.0
Other	0.1	0.1

Total current liabilities	66.6	81.7

Deferred Credits and Other Liabilities	0.6	—

Commitments and Contingencies

Partners’ Capital	734.9	721.5

Total Liabilities and Partners’ Capital	$802.1	$803.2

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85.4	$79.3	$80.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.8	14.5	12.1
Decrease (increase) in:
Receivables	1.0	(0.5)	(2.1)
Receivables — affiliates	(1.0)	0.4	0.3
Other current assets	0.2	(0.4)	(0.8)
Other, assets	—	0.2	(0.1)
Increase (decrease) in:
Accounts payable	(0.8)	0.3	0.2
Accounts payable — affiliates	(0.5)	1.3	(6.9)
Taxes accrued	0.1	—	(0.8)
Interest accrued — affiliates	—	—	(7.0)
Collateral liabilities	(0.8)	0.5	(0.3)
Collateral liabilities — affiliates	—	—	(40.0)
Other current liabilities	—	(0.1)	(1.7)
Other, liabilities	0.6	—	—

Net cash provided by operating activities	95.0	95.5	33.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29.3)	(36.6)	(59.2)
Net increase in advances payable — affiliates	—	—	0.1
Collections from notes receivable — affiliates	59.0	47.1	59.0
Issuances of notes receivable — affiliates	(52.0)	(60.1)	(14.0)

Net cash used in investing activities	(22.3)	(49.6)	(14.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(99.0)	(95.5)	(71.5)
Capital contributions from partners	27.0	33.1	53.8

Net cash used in financing activities	(72.0)	(62.4)	(17.7)

Net increase (decrease) in cash and cash equivalents	0.7	(16.5)	1.9
Cash and cash equivalents at beginning of period	3.7	20.2	18.3

Cash and cash equivalents at end of period	$4.4	$3.7	$20.2

Supplemental Disclosures
Cash paid (received) for interest — affiliates	$(0.1)	$(0.1)	$7.1
Cash paid for income taxes	0.2	0.3	0.5
Significant non-cash transactions:
Deemed contributions from parent	—	—	(1.1)
Property, plant and equipment noncash accruals	0.5	0.4	0.1

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Spectra Energy Corp	Spectra Energy Partners, LP	Total
Balance December 31, 2008	$320.2	$320.2	$640.4
Net income	40.4	40.4	80.8
Capital contributions from partners	26.9	26.9	53.8
Distributions to partners	(35.7)	(35.8)	(71.5)
Deemed contributions from parent	0.6	0.5	1.1

Balance December 31, 2009	352.4	352.2	704.6
Net income	39.7	39.6	79.3
Capital contributions from partners	16.5	16.6	33.1
Distributions to partners	(47.8)	(47.7)	(95.5)

Balance December 31, 2010	360.8	360.7	721.5
Net income	42.7	42.7	85.4
Capital contributions from partners	13.5	13.5	27.0
Distributions to partners	(49.5)	(49.5)	(99.0)

Balance December 31, 2011	$367.5	$367.4	$734.9

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Nature of Operations. Market Hub Partners Holding (collectively, “we,” “our,” and “us”), owns and operates two natural gas storage facilities: Moss Bluff, located near Houston, Texas and Egan, located in Acadia Parish, Louisiana. Our facilities provide producers, end-users, power generators, local distribution companies, pipelines and energy marketers with high deliverability storage services, including hub services, such as park and loan services, wheeling and title transfer. Our Egan facilities are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Moss Bluff is subject to oversight by the Railroad Commission of Texas as an intrastate storage company. Moss Bluff, as a Hinshaw pipeline, must also comply with certain requirements under the FERC regulations.

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

Basis of Presentation. The Consolidated Financial Statements reflect the consolidated results of operations, financial position and cash flows of us and our subsidiaries. The Consolidated Financial Statements do not include any of the assets, liabilities, revenues or expenses of our partners. Hub Services and Other Revenues have been reclassified to Salt Cavern Storage Revenues for the prior years to conform to our current presentation.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

Revenue Recognition. Revenues from the storage of natural gas are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary storage and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

There were no customers that accounted for 10% or more of consolidated revenues during 2011, 2010 or 2009.

Income Taxes. With the exception of the State of Texas, we are not subject to income tax, but rather our taxable income or loss is reported on the respective income tax returns of our partners. Accordingly, there is no federal tax provision in these financial statements; however, the State of Texas requires us to pay state margin tax.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents.

Inventory. Inventory consists primarily of natural gas held in storage and is recorded at the lower of cost or market value, using the average cost method and is included in Other Current Assets on the Consolidated Balance Sheets.

Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in these balances do not have an effect on our Consolidated Statements of Cash Flows or Consolidated Statement of Operations. Natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2011, 2010 or 2009.

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

Property, Plant and Equipment. Property, plant and equipment is stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs, including general engineering and taxes. The costs of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment are expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.

When we retire regulated property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we retire or sell properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

New Accounting Pronouncements. There were no significant accounting pronouncements adopted during 2011, 2010 or 2009 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2011	2010	2009
	(in millions)
Salt cavern storage	$8.0	$8.0	$8.4
Operating, maintenance and other	12.0	12.6	10.8
Interest Income	0.1	0.2	0.3
Interest Expense	—	0.1	0.1

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in millions)
Receivables	$2.0	$1.0
Natural gas imbalance receivables	17.6	14.6
Notes receivable	61.0	68.0
Current assets — other	0.2	0.4
Accounts payable	3.3	3.8
Natural gas imbalance payables	0.7	18.0
Collateral liabilities	40.0	40.0

During 2010, we had a $40.0 million security deposit from an affiliate for a gas loan contract with that affiliate. This contract terminated on April 30, 2011 and was replaced by a similar contract with termination date of April 30, 2012. We are required to pay a market rate of interest on the security deposit. Security deposits were $40.0 million at December 31, 2011 and 2010, and are classified as Collateral Liabilities — Affiliates on the Consolidated Balance Sheets.

Effective as of August 15, 2007, we received payment of advances receivable of $80.0 million and entered into five-year promissory notes with Spectra Energy Partners and Spectra Energy Capital, LLC, (Spectra Capital), a wholly owned subsidiary of Spectra Energy, to loan them up to $50.0 million each. The notes mature on August 15, 2012, however, any borrowings under the agreement are payable on demand. Increases and decreases in note balances generally result from the movement of funds to provide for our operations and capital expenditures. The promissory notes bear interest based on a one month London InterBank Offering Rate (LIBOR), and the interest rate at December 31, 2011 was 0.271%. As of December 31, 2011 and 2010, Spectra Energy Partners and Spectra Capital each had $30.5 million and $34.0 million of borrowings outstanding under the notes, respectively.

We received capital contributions from our partners of $27.0 million in 2011, $33.1 million in 2010 and $53.8 million in 2009. We made distributions to our partners of $99.0 million in 2011, $95.5 million in 2010 and $71.5 million in 2009.

In accordance with our formation agreements, we transferred certain balances to Spectra Energy and Spectra Energy Partners. These balances were primarily comprised of advances from Spectra Energy totaling $1.1 million in 2009. These liabilities are classified in the Consolidated Statements of Partners’ Capital as Deemed Contributions from Parent. These transactions were classified as noncash for purposes of the Consolidated Statements of Cash Flows.

3. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2011	2010
	(years)	(in millions)
Salt cavern storage facilities	15-50	$598.8	$550.7
Land	—	12.4	12.4
Construction in process	—	4.5	23.3
Other	5-40	2.4	2.5

Total property, plant and equipment		618.1	588.9
Total accumulated depreciation		(114.1)	(103.5)

Total net property, plant and equipment		$504.0	$485.4

The composite weighted-average depreciation rates were 2.1% for 2011, 3.0% for 2010 and 2.9% for 2009.

During 2011, we completed an analysis for our non-regulated storage assets to determine the appropriate remaining useful lives. This study resulted in a change of our estimates of useful lives for calculating depreciation from 40 years to 50 years for salt cavern storage facilities. This change was effective January 1, 2011 and made on a prospective basis. As a result of this change, depreciation expense decreased for the full year of 2011 by $4.8 million as compared to 2010.

4. Credit Risk and Financial Instruments

Credit Risk. Our principal customers for high deliverability natural gas storage services are pipelines, local distribution companies, producers, end-users, power generators and energy marketers. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of a particular sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits, letters of credit or other acceptable forms of security from customers, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

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

Environmental. We are subject to various federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal, and other environmental matters. We believe there are no matters outstanding that upon resolution will have an adverse effect on our consolidated results of operations, financial position or cash flows.

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

6. Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2012 through February 28, 2012, the date the consolidated financial statements were issued.

A distribution to partners of $18.0 million was declared and paid on January 27, 2012.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).

2.2	Securities Purchase Agreement, dated as of April 7, 2009, among Spectra Energy Partners OLP, LP, Atlas Pipeline Mid-Continent LLC, Atlas Pipeline Partners, L.P, solely as guarantor of Atlas Pipeline Mid-Continent LLC, and Spectra Energy Partners, L.P., solely as guarantor of Spectra Energy Partners OLP, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated April 8, 2009).

2.3	Contribution Agreement, dated November 30, 2010, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP and Spectra Energy Southeast Pipeline Corporation (filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated November 30, 2010).

2.4	Purchase and Sale Agreement dated as of May 11, 2011, by and among Equitrans, L.P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated May 11, 2011).

2.5	First Amendment to Purchase and Sale Agreement, dated as of June 30, 2011, by and among Equitrans, L.P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated July 1, 2011).

3.1	First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008 (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 14, 2008).

3.3	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.5	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.6	First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.7	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

4.1	Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.1 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.2	First Supplemental Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.3	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

Exhibit No.	Exhibit Description

4.4	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

10.1	Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.2	Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.6	Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.8 to Spectra Energy Partners, LP’s 10-K/A on May 14, 2009).

10.7	Gulfstream Natural Gas System, L.L.C. Indenture dated October 26, 2005 relating to $500,000,000 of its 5.56% Senior Notes due 2015 and $350,000,000 of its 6.19% Senior Notes due 2025 (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form S-1/A on June 13, 2007, file no. 333-141687).

10.8	Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit 10.6 to Spectra Energy Partners, LP’s Form S-1/A on June 4, 2007, file no. 333-141687).

10.9	East Tennessee Natural Gas, LLC Note Purchase Agreement dated December 15, 2002 relating to $150,000,000 of its 5.71% Senior Notes due 2012 (filed as Exhibit 10.11 to Spectra Energy Partners, LP’s Form 10-K/A on May 14, 2009).

10.10	Amendment No. 1, dated as of April 4, 2008, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit 10.12 to Spectra Energy Partners, LP’s Form 10-K on February 28, 2011).

10.11	Amendment No. 1, dated as of June 1, 2010, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP’s Form 8-K dated June 4, 2010).

10.12	Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of March 22, 2010 (filed as Exhibit No. 10.14 to Spectra Energy Partners, LP’s Form 10-K on February 28, 2011).

10.13	Credit Agreement, dated as of October 18, 2011, among Spectra Energy Partners, LP, the Initial Lenders and Issuing Banks named therein, and Citibank, N.A., as Administrative Agent (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Partners, LP on October 20, 2011).

10.14	Second Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of September 9, 2011 (filed as Exhibit No. 10.2 to Spectra Energy Partners, LP’s Form 10-Q on November 8, 2011).

Exhibit No.	Exhibit Description

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Deloitte & Touche LLP

*23.3	Consent of Deloitte & Touche LLP

*24.1	Power of Attorney.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.