Form 10-Q
period 2012-03-31
Spectra Energy Partners, LP
filed 2012-05-09
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

At March 31, 2012, there were 96,355,150 Common Units and 1,966,432 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2012

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Transportation of natural gas	$56.2	$44.0
Storage of natural gas and other	5.7	7.2

Total operating revenues	61.9	51.2

Operating Expenses
Operating, maintenance and other	15.8	15.0
Depreciation and amortization	9.3	7.8
Property and other taxes	3.7	3.3

Total operating expenses	28.8	26.1

Operating Income	33.1	25.1

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	27.4	27.8
Other income and expenses, net	—	0.5

Total other income and expenses	27.4	28.3

Interest Income	—	0.1
Interest Expense	7.7	4.2

Earnings Before Income Taxes	52.8	49.3
Income Tax Expense	0.4	0.4

Net Income	$52.4	$48.9

Calculation of Limited Partners’ Interest in Net Income:
Net income	$52.4	$48.9
Less:
General partner’s interest in net income	6.5	4.3

Limited partners’ interest in net income	$45.9	$44.6

Weighted-average limited partner units outstanding—basic and diluted	96.3	89.2
Net income per limited partner unit—basic and diluted	$0.48	$0.50
Distributions paid per limited partner unit during the periods presented	$0.475	$0.45

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net Income	$52.4	$48.9
Other comprehensive income Reclassification of cash flow hedges into earnings	(0.1)	1.0

Comprehensive Income	$52.3	$49.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$3.1	$0.8
Receivables, net	26.9	30.3
Other	7.5	10.5

Total current assets	37.5	41.6

Investments and Other Assets
Investments in unconsolidated affiliates	734.2	727.2
Goodwill and other	461.8	461.8

Total investments and other assets	1,196.0	1,189.0

Property, Plant and Equipment
Cost	1,443.3	1,439.3
Less accumulated depreciation and amortization	243.1	234.1

Net property, plant and equipment	1,200.2	1,205.2

Regulatory Assets and Deferred Debits	20.6	21.1

Total Assets	$2,454.3	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$8.7	$20.7
Taxes accrued	6.4	7.1
Note payable—affiliates	23.5	30.5
Current maturities of long-term debt	150.0	150.0
Commercial paper	40.0	27.0
Other	14.3	10.6

Total current liabilities	242.9	245.9

Long-term Debt	499.5	499.4

Deferred Credits and Other Liabilities
Deferred income taxes	8.3	8.0
Other	5.5	5.9

Total deferred credits and other liabilities	13.8	13.9

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million units issued and outstanding at March 31, 2012 and December 31, 2011)	1,653.6	1,653.6
General partner units (2.0 million units issued and outstanding at March 31, 2012 and December 31, 2011)	40.1	39.6
Accumulated other comprehensive income	4.4	4.5

Total partners’ capital	1,698.1	1,697.7

Total Liabilities and Partners’ Capital	$2,454.3	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52.4	$48.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.7	7.8
Deferred income tax expense	0.4	0.3
Equity in earnings of unconsolidated affiliates	(27.4)	(27.8)
Distributions received from unconsolidated affiliates	24.3	24.7
Other	(1.9)	3.7

Net cash provided by operating activities	57.5	57.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5.3)	(16.8)
Investment expenditures	(9.1)	(5.9)
Distributions received from unconsolidated affiliates	5.0	—
Purchases of available-for-sale securities	—	(548.3)
Proceeds from sales and maturities of available-for-sale securities	—	576.4
Other	—	9.5

Net cash provided by (used in) investing activities	(9.4)	14.9

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(36.6)
Net increase in revolving credit facility borrowings	—	13.0
Net increase in commercial paper	13.0	—
Proceeds from notes payable—affiliates	—	6.5
Payments on notes payable—affiliates	(7.0)	(10.0)
Distributions to partners	(51.8)	(43.4)

Net cash used in financing activities	(45.8)	(70.5)

Net increase in cash and cash equivalents	2.3	2.0
Cash and cash equivalents at beginning of period	0.8	27.4

Cash and cash equivalents at end of period	$3.1	$29.4

Supplemental Disclosures
Property, plant and equipment noncash accruals	$1.7	$1.1

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Total
	Common	General Partner
December 31, 2011	$1,653.6	$39.6	$4.5	$1,697.7
Net income	45.9	6.5	—	52.4
Reclassification of cash flow hedges into earnings	—	—	(0.1)	(0.1)
Attributed deferred tax expense	(0.1)	—	—	(0.1)
Distributions to partners	(45.8)	(6.0)	—	(51.8)

March 31, 2012	$1,653.6	$40.1	$4.4	$1,698.1

December 31, 2010	$1,458.7	$32.9	$2.8	$1,494.4
Net income	44.6	4.3	—	48.9
Reclassification of cash flow hedges into earnings	—	—	1.0	1.0
Distributions to partners	(40.1)	(3.3)	—	(43.4)

March 31, 2011	$1,463.2	$33.9	$3.8	$1,500.9

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

Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia.

Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and those of our majority-owned subsidiaries where we have control. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

During the third quarter of 2011, we identified errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facility. These rollovers, which are extensions of borrowings beyond their scheduled due dates that did not involve the exchange of cash, were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the three months ended March 31, 2011. Cash and Cash Equivalents and Net Cash Used In Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Condensed Consolidated Statements of Cash Flows.

In addition to making this correction, effective with the third quarter of 2011, we have elected to present cash borrowings and repayments under our revolving bank credit facility on a net basis for all periods presented as Net Increase in Revolving Credit Facility Borrowings. As these periodic borrowings and repayments are generally of significant amounts and have terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Condensed Consolidated Statement of Cash Flows are as follows:

Three Months Ended March 31, 2011	Proceeds from the Issuance of Long-Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
As previously reported	$918.7	$942.3
Less non-cash activity	(895.8)	(895.8)

As corrected	22.9	46.5
Less revolving credit facility activity	(22.9)	(9.9)

Long-term debt activity	$—	$36.6

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisitions

Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC) regulated natural gas pipeline system in eastern Kentucky with capacity of 0.2 billion cubic feet (Bcf) per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 14 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy were recorded at their respective fair values as of the purchase date and the results of operations were included in the Condensed Consolidated Financial Statements beginning as of the effective date of the acquisition. Since Big Sandy records assets and liabilities resulting from the rate making process, the fair values of the individual assets and liabilities are considered to approximate their carrying values. Pro forma results of operations reflecting the acquisition of Big Sandy as if the acquisition had occurred as of January 1, 2011 does not materially differ from actual reported results.

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

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other mainly includes our equity investments in Gulfstream Natural Gas System, L.L.C. (Gulfstream) and Market Hub Partners Holding (Market Hub) and unallocated corporate costs.

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

Business Segment Data

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating revenues
Gas Transportation and Storage	$61.9	$51.2
Other	—	—

Total operating revenues	$61.9	$51.2

Segment EBIT
Gas Transportation and Storage	$35.1	$27.8
Other	25.4	25.6

Total EBIT	60.5	53.4
Interest income	—	0.1
Interest expense	7.7	4.2

Earnings before income taxes	$52.8	$49.3

4. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended March 31,
	2012	2011
	(in millions, except per unit amounts)
Net income	$52.4	$48.9
Less:
General partner’s interest in net income—2%	1.1	1.0
General partner’s interest in net income attributable to incentive distribution rights	5.4	3.3

Limited partners’ interest in net income	$45.9	$44.6

Weighted average limited partner units outstanding—basic and diluted	96.3	89.2
Net income per limited partner unit—basic and diluted	$0.48	$0.50

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

Incentive Distribution Rights. The general partner holds incentive distribution rights beyond the first target distribution in accordance with the partnership agreement as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Per-Unit Amount	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. Our distribution of $0.48 per limited partner unit will be paid on May 15, 2012.

5. Investments in Unconsolidated Affiliates

As of March 31, 2012, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the three months ended March 31, 2012, we received total distributions of $20.3 million from Gulfstream, of which $15.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $5.0 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates. For the three months ended March 31, 2011, we received total distributions of $13.2 million, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $9.0 million during the three months ended March 31, 2012 and $11.5 million during the same period in 2011, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	March 31, 2012	December 31, 2011
	(in millions)
Gulfstream	$354.8	$360.0
Market Hub	379.4	367.2

Total	$734.2	$727.2

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gulfstream	$15.3	$16.8
Market Hub	12.1	11.0

Total	$27.4	$27.8

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gulfstream
Operating revenues	$67.7	$66.9
Operating expenses	19.0	15.8
Operating income	48.7	51.1
Net income	31.2	34.3

Market Hub
Operating revenues	$31.2	$30.1
Operating expenses	7.0	8.0
Operating income	24.2	22.1
Net income	24.2	22.1

6. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short-term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2012, there were no marketable securities outstanding.

In the fourth quarter of 2010, we invested in commercial paper with a portion of the proceeds from the equity issuance related to the Gulfstream acquisition. In June 2011, these investments were liquidated.

7. Debt and Credit Facility

	Expiration Date	Total Credit Facility Capacity	Outstanding at March 31, 2012
			Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$40.0	$660.0

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2012, there were no letters of credit and revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of March 31, 2012, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of March 31, 2012, the consolidated leverage ratio was 2.7.

Adjusted EBITDA is a non-GAAP measure. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because our definition excludes some, but not all, items that affect net income and is defined in varying ways by companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

8. Fair Value Measurements

Financial Instruments. The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets. The fair values of long-term debt, including current maturities are determined based on market-based prices which may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

	March 31, 2012		December 31, 2011
Condensed Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Current maturities of long-term debt(a)	$150.0	$153.6	$150.0	$154.3
Long-term debt (b)	$500.0	$513.9	$500.0	$514.8

(a)	East Tennessee debt due in 2012
(b)	Excludes unamortized items

The fair value of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and note payable—affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2012 and 2011, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

9. Commitments and Contingencies

Environmental. We are subject to various federal, state and local laws and regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us. We believe there are no matters outstanding that, upon resolution, will have a material effect on our consolidated results of operations, financial position or cash flows.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of March 31, 2012 or December 31, 2011 related to litigation.

10. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates. As of March 31, 2012 and December 31, 2011, we did not have any derivatives outstanding.

11. New Accounting Pronouncement

There were no significant accounting pronouncements adopted during the three months ended March 31, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended March 31, 2012, we reported net income of $52.4 million compared to $48.9 million for the comparable period in 2011. For the three months ended March 31, 2012, cash available for distribution was $66.2 million, an increase of $7.4 million from the prior year quarter. The increase in both net income and cash available for distribution was the result of the addition of Big Sandy pipeline and East Tennessee’s Northeastern Tennessee (NET) assets to our portfolio in July and September 2011, respectively.

We estimate 2012 capital and investment expansion expenditures of approximately $30 million, of which $13.1 million was spent in the first quarter. The majority of these expenditures are to complete projects at East Tennessee and Market Hub, both of which went into commercial service in 2011.

A cash distribution of $0.48 per limited partner unit was declared on April 19, 2012 and is payable on May 15, 2012, representing a 1.1% increase over the previous distribution of $0.475 per limited partner unit paid in February 2012. The Spectra Energy Partners board evaluates each individual quarterly distribution decision within the confines of the Partnership agreement and based on an assessment of growth in cash available for distribution.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$61.9	$51.2	$10.7
Operating, maintenance and other expense	19.5	18.3	1.2
Depreciation and amortization	9.3	7.8	1.5

Operating income	33.1	25.1	8.0
Equity in earnings of unconsolidated affiliates	27.4	27.8	(0.4)
Other income and expenses, net	—	0.5	(0.5)
Interest income	—	0.1	(0.1)
Interest expense	7.7	4.2	3.5

Earnings before income taxes	52.8	49.3	3.5
Income tax expense	0.4	0.4	—

Net income	$52.4	$48.9	$3.5

Net cash provided by operating activities	$57.5	$57.6	$(0.1)
Adjusted EBITDA (a)	42.4	32.9	9.5
Cash Available for Distribution (a)	66.2	58.8	7.4

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended March 31, 2012 compared to same period in 2011

Operating Revenues. Operating revenues increased $10.2 million and $5.7 million due to the acquisition of Big Sandy in July 2011 and the NET project being placed into commercial service on September 1, 2011, respectively. The increases were partially offset by decreases in contract revenue of $3.7 million and a reduction in throughput-driven revenues of $0.6 million both at Ozark.

Operating, Maintenance and Other Expense. The increase was driven mainly by the Big Sandy acquisition and planned higher software costs, partially offset by higher fuel recoveries at Ozark.

Depreciation and Amortization. The increase was driven primarily by the acquisition of the Big Sandy assets.

Equity in Earnings of Unconsolidated Affiliates. The following discussion explains the factors affecting the earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$67.7	$66.9	$0.8
Operating, maintenance and other expense	10.1	7.0	3.1
Depreciation and amortization	8.9	8.8	0.1
Other income and expenses, net	—	0.4	(0.4)
Interest expense	17.5	17.2	0.3

Net income	$31.2	$34.3	$(3.1)

Spectra Energy Partners’ share	$15.3	$16.8	$(1.5)

Gulfstream—Owned 49.0%

Gulfstream’s Phase V expansion project went into service on April 1, 2011 and increased operating revenues by $2.6 million. This increase in revenue from Phase V was partially offset by higher short-term transportation revenues from colder weather in 2011. Operating, maintenance and other expenses reflect $2.3 million of favorable tax adjustments in 2011 that did not reoccur in 2012.

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$31.2	$30.1	$1.1
Operating, maintenance and other expense	4.2	5.4	(1.2)
Depreciation and amortization	2.8	2.6	0.2
Interest income	—	0.1	(0.1)
Interest expense	(0.1)	—	(0.1)
Income tax expense	0.1	0.1	—

Net income	$24.2	$22.1	$2.1

Spectra Energy Partners’ share	$12.1	$11.0	$1.1

Market Hub—Owned 50%

Market Hub’s revenues increased as result of the cavern expansion projects placed into commercial service during the second quarter of 2011. Operating, maintenance and other expenses reflect $1.5 million of favorable tax adjustments in 2012.

Other Income and Expenses net. The decrease is primarily due to a higher equity portion of allowance for funds used during construction (AFUDC) in 2011 related to the NET project.

Interest Expense. The increase is due to the issuance of $500.0 million of unsecured senior notes in June 2011.

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

Cash Available for Distribution

We define Cash Available for Distribution (CAD) as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream and Market Hub and net preliminary project costs, less interest expense, cash paid for income tax expense, maintenance capital expenditures, excluding the impact of reimbursable projects, and other non-cash items affecting net income. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash we plan to distribute for a given period.

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

Significant drivers of variances in Cash Available for Distribution between the periods presented are substantially the same as those previously discussed under Results of Operations. Other drivers include the timing of certain cash outflows, such as capital expenditures for maintenance.

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2012	2011(a)
	(in millions)
Net income	$52.4	$48.9
Add:
Interest expense	7.7	4.2
Income tax expense	0.4	0.4
Depreciation and amortization	9.3	7.8
Less:
Equity in earnings of Gulfstream	15.3	16.8
Equity in earnings of Market Hub	12.1	11.0
Interest income	—	0.1
Other income and expenses, net	—	0.5

Adjusted EBITDA	42.4	32.9
Add:
Cash Available for Distribution from Gulfstream	19.6	20.5
Cash Available for Distribution from Market Hub	13.5	12.2
Preliminary project costs, net	—	—
Less:
Interest expense	7.7	4.2
Cash paid for income tax expense	—	—
Maintenance capital expenditures	1.7	2.6
Other	(0.1)	—

Cash Available for Distribution	$66.2	$58.8

(a)	Cash Available for Distribution for the three months ended March 31, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2012	2011(a)
	(in millions)
Net cash provided by operating activities	$57.5	$57.6
Interest income	—	(0.1)
Interest expense	7.7	4.2
Income tax expense—current	—	0.1
Distributions received from Gulfstream	(15.3)	(13.2)
Distributions received from Market Hub	(9.0)	(11.5)
Changes in operating working capital and other	1.5	(4.2)

Adjusted EBITDA	42.4	32.9
Add:
Cash Available for Distribution from Gulfstream	19.6	20.5
Cash Available for Distribution from Market Hub	13.5	12.2
Preliminary project costs, net	—	—
Less:
Interest expense	7.7	4.2
Cash paid for income tax expense	—	—
Maintenance capital expenditures	1.7	2.6
Other	(0.1)	—

Cash Available for Distribution	$66.2	$58.8

(a)	Cash Available for Distribution for the three months ended March 31, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2012	2011(a)
	(in millions)
Net income	$31.2	$34.3
Add:
Interest expense	17.5	17.2
Depreciation and amortization	8.9	8.8
Less:
Other income and expenses, net	—	0.4

Adjusted EBITDA—100%	57.6	59.9
Add:
Preliminary project costs, net	0.3	0.2
Less:
Interest expense	17.5	17.2
Maintenance capital expenditures	0.3	0.7
Other	—	0.3

Cash Available for Distribution—100%	$40.1	$41.9

Adjusted EBITDA—49%	$28.2	$29.3
Cash Available for Distribution—49%	19.6	20.5

(a)	Cash Available for Distribution for the three months ended March 31, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net income	$24.2	$22.1
Add:
Interest expense	(0.1)	—
Income tax expense	0.1	0.1
Depreciation and amortization	2.8	2.6
Less:
Interest income	—	0.1
Other income and expenses, net	—	—

Adjusted EBITDA—100%	27.0	24.7
Less:
Interest expense	(0.1)	—
Cash paid for income tax expense	—	—
Maintenance capital expenditures	0.1	0.4

Cash Available for Distribution—100%	$27.0	$24.3

Adjusted EBITDA—50%	$13.5	$12.4
Cash Available for Distribution—50%	13.5	12.2

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. As of March 31, 2012, we had negative net working capital of $205.4 million compared to a negative $204.3 million of working capital as of December 31, 2011, both of which included the East Tennessee notes payable of $150.0 million.

We have access to a credit facility, with available capacity of $660.0 million at March 31, 2012, which is used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Operating Cash Flows

Net cash provided by operating activities totaled $57.5 million and was relatively consistent with the same period in 2011. An increase in payments for normal operating expenses was offset by accrued interest on the $500 million unsecured senior notes and higher earnings due to the Big Sandy acquisition.

Investing Cash Flows

Net cash flows used in investing activities was $9.4 million in the first three months of 2012 compared to $14.9 million of cash provided by in the same period in 2011. The change was driven mainly by:

•	$28.1 million of net proceeds in 2011 from the liquidation of available-for-sale securities, and

•	$9.5 million due to release of collateral investments in 2011, partially offset by

•	$11.5 million decrease in capital expenditures due to the NET project at East Tennessee going into commercial service in September 2011, and

•	$5.0 million of return of capital distributions received from Gulfstream in 2012.

Capital and Investment Expenditures

	Three Months Ended March 31,
	2012	2011
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$5.3	$16.8
Investment Expenditures
Gulfstream	—	3.8
Market Hub	9.1	2.1

Total capital and investment expenditures	$14.4	$22.7

Capital and investment expenditures for the three months ended March 31, 2012 totaled $14.4 million and included $13.1 million for expansion projects and $1.3 million for maintenance and other projects. We estimate 2012 capital and investment expenditures of approximately $49 million, $30 million is expected to be used to complete expansion projects placed into service during 2011 and $19 million is to be used for maintenance and other projects.

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

Financing Cash Flows and Liquidity

Net cash used in financing activities was $45.8 million in the first three months of 2012 compared to $70.5 million during the same period in 2011. This change was driven mainly by:

•	$13.0 million of net commercial paper issuances in 2012 compared to $23.6 million of net debt payment in 2011, including net revolver borrowings, partially offset by

•

an $8.4 million increase in distributions to partners in 2012 compared to the same period in 2011, as a result of increased distribution rates, limited partner units outstanding and higher incentive distribution rights, and

•	$7.0 million of payments on note payable to affiliates in 2012, compared to $3.5 million of net payments in the same period in 2011.

Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Credit Ratings. As of March 31, 2012 our credit ratings are BBB/Stable from Standard & Poor’s and Fitch Ratings and Baa3/Stable from Moody’s Investors Service. Our credit ratings are dependent upon, among other factors, our ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions, the leverage of Spectra Energy Corp (Spectra Energy) and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of capital and, as a result, have an impact on our liquidity.

Cash Distributions. As previously discussed, a cash distribution of $0.48 per limited partner unit was declared in April 2012, payable on May 15, 2012, representing a 1.1% increase over the previous distribution of $0.475 per limited partner unit and the eighteenth consecutive quarterly increase.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncement. See Note 11 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe the exposure to market risk has not changed materially.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we implemented several modules of a new enterprise resource planning system, Systems Applications and Products (SAP), the most significant of which was the general ledger module in our U.S. operations. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively. We expect to implement additional SAP modules during the remainder of 2012, and will apply the same methodology to their implementation.

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 and found no change, other than described above, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 9, 2012		/S/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer

Date: May 9, 2012		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer