Form 10-Q
period 2012-06-30
Spectra Energy Partners, LP
filed 2012-08-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

At June 30, 2012, there were 96,355,150 Common Units and 1,966,432 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2012

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Transportation of natural gas	$54.5	$38.0	$110.7	$82.0
Storage of natural gas and other	4.2	5.0	9.9	12.2

Total operating revenues	58.7	43.0	120.6	94.2

Operating Expenses
Operating, maintenance and other	15.6	18.1	31.4	33.1
Depreciation and amortization	9.3	7.4	18.6	15.2
Property and other taxes	2.7	2.2	6.4	5.5

Total operating expenses	27.6	27.7	56.4	53.8

Operating Income	31.1	15.3	64.2	40.4

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	23.8	26.8	51.2	54.6
Other income and expenses, net	0.1	0.8	0.1	1.3

Total other income and expenses	23.9	27.6	51.3	55.9

Interest Income	—	0.2	—	0.3
Interest Expense	7.7	5.3	15.4	9.5

Earnings Before Income Taxes	47.3	37.8	100.1	87.1
Income Tax Expense	0.4	0.2	0.8	0.6

Net Income	$46.9	$37.6	$99.3	$86.5

Calculation of Limited Partners’ Interest in Net Income:
Net income	$46.9	$37.6	$99.3	$86.5
Less:
General partner’s interest in net income	6.8	4.8	13.3	9.1

Limited partners’ interest in net income	$40.1	$32.8	$86.0	$77.4

Weighted-average limited partner units outstanding—basic and diluted	96.3	90.5	96.3	89.8
Net income per limited partner unit—basic and diluted	$0.42	$0.36	$0.89	$0.86
Distributions paid per limited partner unit during the periods presented	$0.48	$0.46	$0.955	$0.91

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$46.9	$37.6	$99.3	$86.5
Other comprehensive income
Reclassification of cash flow hedges into earnings	(0.2)	0.7	(0.3)	1.7

Comprehensive Income	$46.7	$38.3	$99.0	$88.2

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$0.4	$0.8
Receivables, net	28.1	30.3
Other	9.2	10.5

Total current assets	37.7	41.6

Investments and Other Assets
Investments in unconsolidated affiliates	727.0	727.2
Goodwill and other	461.8	461.8

Total investments and other assets	1,188.8	1,189.0

Property, Plant and Equipment
Cost	1,455.0	1,439.3
Less accumulated depreciation and amortization	251.9	234.1

Net property, plant and equipment	1,203.1	1,205.2

Regulatory Assets and Deferred Debits	20.2	21.1

Total Assets	$2,449.8	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2012	December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$12.1	$20.7
Taxes accrued	6.4	7.1
Note payable—affiliates	28.5	30.5
Current maturities of long-term debt	150.0	150.0
Commercial paper	40.0	27.0
Other	7.0	10.6

Total current liabilities	244.0	245.9

Long-term Debt	499.5	499.4

Deferred Credits and Other Liabilities
Deferred income taxes	8.7	8.0
Other	5.2	5.9

Total deferred credits and other liabilities	13.9	13.9

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million units issued and outstanding at June 30, 2012 and December 31, 2011)	1,647.8	1,653.6
General partner units (2.0 million units issued and outstanding at June 30, 2012 and December 31, 2011)	40.4	39.6
Accumulated other comprehensive income	4.2	4.5

Total partners’ capital	1,692.4	1,697.7

Total Liabilities and Partners’ Capital	$2,449.8	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99.3	$86.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.4	15.2
Deferred income tax expense	0.8	0.5
Equity in earnings of unconsolidated affiliates	(51.2)	(54.6)
Distributions received from unconsolidated affiliates	53.1	66.6
Other	(9.6)	4.9

Net cash provided by operating activities	111.8	119.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16.9)	(31.9)
Investment expenditures	(13.2)	(12.9)
Distributions received from unconsolidated affiliates	11.2	—
Purchases of available-for-sale securities	—	(901.6)
Proceeds from sales and maturities of available-for-sale securities	—	1,101.1
Other	0.2	10.6

Net cash provided by (used in) investing activities	(18.7)	165.3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	499.4
Payments for the redemption of long-term debt	—	(207.2)
Net decrease in revolving credit facility borrowings	—	(258.6)
Net increase in commercial paper	13.0	—
Proceeds from issuance of units	—	217.9
Proceeds from notes payable—affiliates	5.0	8.0
Payments on notes payable—affiliates	(7.0)	(19.5)
Distributions to partners	(104.5)	(88.6)
Other	—	(3.7)

Net cash provided by (used in) financing activities	(93.5)	147.7

Net increase (decrease) in cash and cash equivalents	(0.4)	432.1
Cash and cash equivalents at beginning of period	0.8	27.4

Cash and cash equivalents at end of period	$0.4	$459.5

Supplemental Disclosures
Property, plant and equipment noncash accruals	$2.5	$16.4

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Total
	Common	General Partner
December 31, 2011	$1,653.6	$39.6	$4.5	$1,697.7
Net income	86.0	13.3	—	99.3
Reclassification of cash flow hedges into earnings	—	—	(0.3)	(0.3)
Issuance of units	0.3	—	—	0.3
Attributed deferred tax expense	(0.1)	—	—	(0.1)
Distributions to partners	(92.0)	(12.5)	—	(104.5)

June 30, 2012	$1,647.8	$40.4	$4.2	$1,692.4

December 31, 2010	$1,458.7	$32.9	$2.8	$1,494.4
Net income	77.4	9.1	—	86.5
Reclassification of cash flow hedges into earnings	—	—	1.7	1.7
Issuance of units	213.4	4.5	—	217.9
Attributed deferred tax expense	0.4	—	—	0.4
Distributions to partners	(81.1)	(7.5)	—	(88.6)

June 30, 2011	$1,668.8	$39.0	$4.5	$1,712.3

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

Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

During the third quarter of 2011, we identified errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facility. These rollovers, which are extensions of borrowings beyond their scheduled due dates that did not involve the exchange of cash, were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the six months ended June 30, 2011. Cash and Cash Equivalents and Net Cash Provided By (Used In) Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Condensed Consolidated Statements of Cash Flows.

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

The correction and change in presentation reflected on the Condensed Consolidated Statement of Cash Flows are as follows:

Six Months Ended June 30, 2011	Proceeds from the Issuance of Long-Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
As previously reported	$2,117.9	$2,084.3
Less non-cash activity	(1,567.0)	(1,567.0)

As corrected	550.9	517.3
Less revolving credit facility activity	(51.5)	(310.1)

Long-term debt activity	$499.4	$207.2

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

Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, which are located in southeast Texas and south central Louisiana, respectively. Market Hub’s operations are subject to the rules and regulations of DOT. Moss Bluff is also subject to the rules and regulations of the Railroad Commission of Texas, while Egan is also subject to the rules and regulations of the FERC.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues
Gas Transportation and Storage	$58.7	$43.0	$120.6	$94.2
Other	—	—	—	—

Total operating revenues	$58.7	$43.0	$120.6	$94.2

Segment EBIT
Gas Transportation and Storage	$33.2	$19.4	$68.3	$47.2
Other	21.8	23.5	47.2	49.1

Total EBIT	55.0	42.9	115.5	96.3
Interest income	—	0.2	—	0.3
Interest expense	7.7	5.3	15.4	9.5

Earnings before income taxes	$47.3	$37.8	$100.1	$87.1

4. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per unit amounts)
Net income	$46.9	$37.6	$99.3	$86.5
Less:
General partner’s interest in net income—2%	0.9	0.8	2.0	1.7
General partner’s interest in net income attributable to incentive distribution rights	5.9	4.0	11.3	7.4

Limited partners’ interest in net income	$40.1	$32.8	$86.0	$77.4

Weighted average limited partner units outstanding—basic and diluted	96.3	90.5	96.3	89.8
Net income per limited partner unit—basic and diluted	$0.42	$0.36	$0.89	$0.86

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

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.485 per limited partner unit was declared on July 18, 2012 and is payable on August 14, 2012.

5. Investments in Unconsolidated Affiliates

As of June 30, 2012, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the six months ended June 30, 2012, we received total distributions of $41.0 million from Gulfstream, of which $29.8 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $11.2 million were included in Cash Flows From Investing Activities— Distributions Received From Unconsolidated Affiliates. For the six months ended June 30, 2011, we received total distributions of $38.6 million, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates. In 2011, Spectra Energy Corp (Spectra Energy) received a disproportionate distribution from Gulfstream in relation to their ownership percentage based on an agreement between Spectra Energy and us. This agreement does not impact future distributions.

We received distributions from Market Hub of $23.3 million during the six months ended June 30, 2012 and $28.0 million during the same period in 2011, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	June 30, 2012	December 31, 2011
	(in millions)
Gulfstream	$348.5	$360.0
Market Hub	378.5	367.2

Total	$727.0	$727.2

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gulfstream	$14.5	$15.4	$29.8	$32.2
Market Hub	9.3	11.4	21.4	22.4

Total	$23.8	$26.8	$51.2	$54.6

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gulfstream
Operating revenues	$68.8	$68.4	$136.5	$135.3
Operating expenses	21.5	19.3	40.5	35.1
Operating income	47.3	49.1	96.0	100.2
Net income	29.6	31.5	60.8	65.8

Market Hub
Operating revenues	$27.9	$31.0	$59.1	$61.1
Operating expenses	9.4	8.3	16.4	16.3
Operating income	18.5	22.7	42.7	44.8
Net income	18.7	22.7	42.9	44.8

6. Goodwill

We completed our annual goodwill impairment test as of April 1, 2012 and no impairments were identified.

We perform the annual review for goodwill impairment at the reporting unit level, which we have determined to be our one reportable operating segment, Gas Transportation and Storage. There have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2011.

We primarily used a discounted cash flow analysis to determine fair value of our reporting unit. Key assumptions in the determination of fair value included the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporated expected long-term growth rates in key markets served by our operations, regulatory stability, and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections.

7. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short-term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2012 and December 31, 2011, there were no marketable securities outstanding.

In the fourth quarter of 2010, we invested in commercial paper with a portion of the proceeds from the equity issuance related to the Gulfstream acquisition. In June 2011, these investments were liquidated.

8. Debt and Credit Facility

	Expiration Date	Total Credit Facility Capacity	Outstanding at June 30, 2012
			Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$40.0	$660.0

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2012, there were no letters of credit and revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of June 30, 2012, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of June 30, 2012, the consolidated leverage ratio was 2.7.

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

9. Fair Value Measurements

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

	June 30, 2012		December 31, 2011
Condensed Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Current maturities of long-term debt (a)	$150.0	$152.3	$150.0	$154.3
Long-term debt (b)	$500.0	$523.4	$500.0	$514.8

(a)	East Tennessee debt due in 2012
(b)	Excludes unamortized items

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2012 or December 31, 2011 related to litigation.

11. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates. As of June 30, 2012 and December 31, 2011, we did not have any derivatives outstanding.

12. Sale of Common Units

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

13. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the six months ended June 30, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended June 30, 2012, we reported net income of $46.9 million compared to $37.6 million for the comparable period in 2011. For the six months ended June 30, 2012 and 2011, we reported net income of $99.3 million and $86.5 million, respectively. Cash available for distribution was $119.3 million for the six months ended June 30, 2012, an increase of $15.4 million from the prior year. The increase in both net income and cash available for distribution was the result of the addition of Big Sandy pipeline and East Tennessee’s Northeastern Tennessee (NET) assets to our portfolio in July and September 2011, respectively.

We estimate 2012 capital and investment expansion expenditures of approximately $30.0 million, of which $19.1 million was spent in the first half of 2012. The majority of these expenditures are to complete projects at East Tennessee and Market Hub, both of which went into commercial service in 2011.

A cash distribution of $0.485 per limited partner unit was declared on July 18, 2012 and is payable on August 14, 2012, representing a 1.0% increase over the previous distribution of $0.48 per limited partner unit paid in May 2012. Our board evaluates each individual quarterly distribution decision within the confines of the Partnership agreement and based on an assessment of growth in cash available for distribution.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$58.7	$43.0	$15.7	$120.6	$94.2	$26.4
Operating, maintenance and other expense	18.3	20.3	(2.0)	37.8	38.6	(0.8)
Depreciation and amortization	9.3	7.4	1.9	18.6	15.2	3.4

Operating income	31.1	15.3	15.8	64.2	40.4	23.8
Equity in earnings of unconsolidated affiliates	23.8	26.8	(3.0)	51.2	54.6	(3.4)
Other income and expenses, net	0.1	0.8	(0.7)	0.1	1.3	(1.2)
Interest income	—	0.2	(0.2)	—	0.3	(0.3)
Interest expense	7.7	5.3	2.4	15.4	9.5	5.9

Earnings before income taxes	47.3	37.8	9.5	100.1	87.1	13.0
Income tax expense	0.4	0.2	0.2	0.8	0.6	0.2

Net income	$46.9	$37.6	$9.3	$99.3	$86.5	$12.8

Net cash provided by operating activities	$54.3	$61.5	$(7.2)	$111.8	$119.1	$(7.3)
Adjusted EBITDA (a)	40.4	22.7	17.7	82.8	55.6	27.2
Cash Available for Distribution (a)	53.1	45.1	8.0	119.3	103.9	15.4

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended June 30, 2012 compared to same period in 2011

Operating Revenues. Operating revenues increased $10.1 million due to the acquisition of Big Sandy in July 2011 and $5.8 million due to the NET project placed into commercial service in September 2011. These increases were partially offset by lower revenues at Ozark.

Operating, Maintenance and Other Expense. The increased costs related to Big Sandy and accelerated software amortization were more than offset by transaction costs associated with the acquisition of Big Sandy, expenses related to securing an initial credit rating in 2011 and lower utilities and labor costs in 2012.

Depreciation and Amortization. The increase was driven mainly by the acquisition of the Big Sandy assets and the NET project.

Equity in Earnings of Unconsolidated Affiliates. The $3.0 million decrease includes a $0.9 million and a $2.1 million decrease in earnings from Gulfstream and Market Hub, respectively.

The following discussion explains the factors affecting the earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$68.8	$68.4	$0.4
Operating, maintenance and other expense	12.6	10.5	2.1
Depreciation and amortization	8.9	8.8	0.1
Other income and expenses, net	—	(0.1)	0.1
Interest expense	17.7	17.5	0.2

Net income	$29.6	$31.5	$(1.9)

Spectra Energy Partners’ share—49%	$14.5	$15.4	$(0.9)

Gulfstream’s revenues were in line with the prior year, and more than offset by higher operating, maintenance and other expenses related to pipeline integrity costs.

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$27.9	$31.0	$(3.1)
Operating, maintenance and other expense	6.5	5.6	0.9
Depreciation and amortization	2.9	2.7	0.2
Interest income	0.1	—	0.1
Income tax expense	(0.1)	—	(0.1)

Net income	$18.7	$22.7	$(4.0)

Spectra Energy Partners’ share—50%	$9.3	$11.4	$(2.1)

Market Hub’s revenues decreased due to expected lower rates on contract renewals. Operating, maintenance and other expense reflects higher maintenance costs.

Other Income and Expenses, Net. The decrease is primarily due to a higher equity portion of allowance for funds used during construction (AFUDC) on the NET project in 2011.

Interest Expense. The increase is due to the issuance of $500.0 million of unsecured senior notes in June 2011.

Six Months Ended June 30, 2012 compared to same period in 2011

Operating Revenues. Operating revenues increased $20.3 million due to the acquisition of Big Sandy in July 2011 and $11.5 million due to the NET project being placed into commercial service in September 2011. These increases were partially offset by lower revenues at Ozark.

Operating, Maintenance and Other Expense. The increased costs related to Big Sandy and accelerated software amortization were more than offset by transaction costs associated with the acquisition of Big Sandy, expenses related to securing an initial credit rating in 2011 and higher fuel recoveries at Ozark.

Depreciation and Amortization. The increase was driven mainly by the acquisition of the Big Sandy assets and the NET project.

Equity in Earnings of Unconsolidated Affiliates. The $3.4 million decrease includes a $2.4 million decrease in earnings from Gulfstream and a $1.0 million decrease in earnings from Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$136.5	$135.3	$1.2
Operating, maintenance and other expense	22.7	17.5	5.2
Depreciation and amortization	17.8	17.6	0.2
Other income and expenses, net	—	0.3	(0.3)
Interest expense	35.2	34.7	0.5

Net income	$60.8	$65.8	$(5.0)

Spectra Energy Partners’ share—49%	$29.8	$32.2	$(2.4)

Gulfstream’s Phase V expansion project went into service on April 1, 2011 and increased operating revenues by $2.6 million. This increase in revenue was partially offset by higher short-term transportation revenues from colder weather in 2011. The increase in operating, maintenance and other expense reflects a favorable ad valorem tax adjustment in 2011 and higher pipeline integrity costs in 2012.

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$59.1	$61.1	$(2.0)
Operating, maintenance and other expense	10.7	11.0	(0.3)
Depreciation and amortization	5.7	5.3	0.4
Interest expense	(0.1)	—	(0.1)
Interest income	0.1	0.1	—
Income tax expense	—	0.1	(0.1)

Net income	$42.9	$44.8	$(1.9)

Spectra Energy Partners’ share—50%	$21.4	$22.4	$(1.0)

Market Hub’s revenues decreased $2.0 million primarily due to expected lower rates on contract renewals, partially offset by revenues from cavern expansion projects placed into commercial service during the second quarter of 2011. Operating, maintenance and other expense reflects $1.5 million of favorable tax adjustments in 2012, partially offset by higher maintenance costs.

Other Income and Expenses, Net. The decrease is primarily due to a higher equity portion of allowance for funds used during construction (AFUDC) on the NET project in 2011.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net income	$46.9	$37.6	$99.3	$86.5
Add:
Interest expense	7.7	5.3	15.4	9.5
Income tax expense	0.4	0.2	0.8	0.6
Depreciation and amortization	9.3	7.4	18.6	15.2
Less:
Equity in earnings of Gulfstream	14.5	15.4	29.8	32.2
Equity in earnings of Market Hub	9.3	11.4	21.4	22.4
Interest income	—	0.2	—	0.3
Other income and expenses, net	0.1	0.8	0.1	1.3

Adjusted EBITDA	40.4	22.7	82.8	55.6
Add:
Cash Available for Distribution from Gulfstream	18.9	19.8	38.5	40.3
Cash Available for Distribution from Market Hub	10.5	12.5	24.0	24.7
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.7	5.3	15.4	9.5
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	9.2	4.7	10.9	7.3
Other	(0.2)	(0.1)	(0.3)	(0.1)

Cash Available for Distribution	$53.1	$45.1	$119.3	$103.9

(a)	Cash Available for Distribution for the three and six months ended June 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net cash provided by operating activities	$54.3	$61.5	$111.8	$119.1
Interest income	—	(0.2)	—	(0.3)
Interest expense	7.7	5.3	15.4	9.5
Income tax expense—current	—	—	—	0.1
Distributions received from Gulfstream	(14.5)	(25.4)	(29.8)	(38.6)
Distributions received from Market Hub	(14.3)	(16.5)	(23.3)	(28.0)
Changes in operating working capital and other	7.2	(2.0)	8.7	(6.2)

Adjusted EBITDA	40.4	22.7	82.8	55.6
Add:
Cash Available for Distribution from Gulfstream	18.9	19.8	38.5	40.3
Cash Available for Distribution from Market Hub	10.5	12.5	24.0	24.7
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.7	5.3	15.4	9.5
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	9.2	4.7	10.9	7.3
Other	(0.2)	(0.1)	(0.3)	(0.1)

Cash Available for Distribution	$53.1	$45.1	$119.3	$103.9

(a)	Cash Available for Distribution for the three and six months ended June 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Gulfstream

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net income	$29.6	$31.5	$60.8	$65.8
Add:
Interest expense	17.7	17.5	35.2	34.7
Depreciation and amortization	8.9	8.8	17.8	17.6
Less:
Other income and expenses, net	—	(0.1)	—	0.3

Adjusted EBITDA—100%	56.2	57.9	113.8	117.8
Add:
Preliminary project costs, net	0.1	0.2	0.4	0.4
Less:
Interest expense	17.7	17.5	35.2	34.7
Maintenance capital expenditures	0.2	0.2	0.5	0.9
Other	—	—	—	0.3

Cash Available for Distribution—100%	$38.4	$40.4	$78.5	$82.3

Adjusted EBITDA—49%	$27.6	$28.4	$55.8	$57.7
Cash Available for Distribution—49%	18.9	19.8	38.5	40.3

(a)	Cash Available for Distribution for the three and six months ended June 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Market Hub

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$18.7	$22.7	$42.9	$44.8
Add:
Interest expense	—	—	(0.1)	—
Income tax expense	(0.1)	—	—	0.1
Depreciation and amortization	2.9	2.7	5.7	5.3
Less:
Interest income	0.1	—	0.1	0.1
Other income and expenses, net	—	—	—	—

Adjusted EBITDA—100%	21.4	25.4	48.4	50.1
Less:
Interest expense	—	(0.1)	(0.1)	(0.1)
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	0.4	0.4	0.5	0.8

Cash Available for Distribution—100%	$21.0	$25.1	$48.0	$49.4

Adjusted EBITDA—50%	$10.7	$12.7	$24.2	$25.1
Cash Available for Distribution—50%	10.5	12.5	24.0	24.7

Goodwill Impairment Test

We perform the annual review for goodwill impairment at the reporting unit level, which we have determined to be our one reportable operating segment, Gas Transportation and Storage.

We primarily used a discounted cash flow analysis to determine fair value of our reporting unit. The long-term growth rate used for our reporting unit that we quantitatively assessed reflects continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants. We assumed a long-term growth rate of 3.0% for our 2012 quantitative goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for our reporting unit, there would have been no impairment of goodwill. We continue to monitor the effects of the global economic downturn with respect to the long-term cost of capital utilized to calculate our reporting unit fair value. In evaluating our reporting unit for our 2012 quantitative goodwill impairment analysis, we assumed a weighted-average cost of capital that market participants would use in evaluating our business of 6.7%. Had we assumed a 100 basis point increase in the weighted-average cost of capital for our reporting unit, there would have been no impairment of goodwill.

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2012 (our testing date) was substantially in excess of its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2012 through June 30, 2012 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. As of June 30, 2012, we had negative net working capital of $206.3 million compared to a negative $204.3 million of working capital as of December 31, 2011, both of which included the East Tennessee notes payable of $150.0 million.

We have access to a credit facility, with available capacity of $660.0 million at June 30, 2012, which is used to manage working capital requirements. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Operating Cash Flows

Net cash provided by operating activities totaled $111.8 million in the first six months of 2012 compared to $119.1 million during the same period in 2011. Increased earnings from the acquisition of Big Sandy and the completion of the NET project, both in 2011, were more than offset by a portion of the Gulfstream distribution received in 2012 being classified as a return of capital and an increase in payments for normal operating expenses.

Investing Cash Flows

Net cash flows used in investing activities was $18.7 million in the first six months of 2012 compared to $165.3 million of cash provided by in the same period in 2011. The change was driven mainly by:

•	$199.5 million of net proceeds in 2011 from the liquidation of available-for-sale securities, and

•	a $9.5 million release of collateral investments in 2011, partially offset by

•	a $15.0 million decrease in capital expenditures due to the NET project at East Tennessee going into commercial service in September 2011, and

•	an $11.2 million return of capital distributions received from Gulfstream in 2012.

Capital and Investment Expenditures

	Six Months Ended June 30,
	2012	2011
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$16.9	$31.9
Investment Expenditures
Gulfstream	—	3.8
Market Hub	13.2	9.1

Total capital and investment expenditures	$30.1	$44.8

Capital and investment expenditures for the six months ended June 30, 2012 totaled $30.1 million and included $19.1 million for expansion projects and $11.0 million for maintenance and other projects. We estimate 2012 capital and investment expenditures of approximately $49.0 million, $30.0 million is expected to be used to complete expansion projects placed into service during 2011 and $19.0 million is to be used for maintenance and other projects.

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

Financing Cash Flows

Net cash used in financing activities was $93.5 million in the first six months of 2012 compared to $147.7 million of cash provided by the same period in 2011. This change was driven mainly by:

•	$217.9 million of proceeds from the 2011 issuance of common units,

•	$13.0 million of net commercial paper issuances in 2012 compared to $33.6 million of net debt proceeds in 2011, including the issuance of unsecured senior notes and net revolver borrowings, and

•	a $15.9 million increase in distributions to partners in 2012 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights, partially offset by

•	$2.0 million of net payments on note payable to affiliates in 2012, compared to $11.5 million of net payments in 2011.

Available Credit Facility and Restrictive Debt Covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Credit Ratings. As of June 30, 2012 our credit ratings are BBB/Stable from Standard & Poor’s and Fitch Ratings and Baa3/Stable from Moody’s Investors Service. Our credit ratings are dependent upon, among other factors, our ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions, the leverage of Spectra Energy and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of capital and, as a result, have an impact on our liquidity.

Cash Distributions. As previously discussed, a cash distribution of $0.485 per limited partner unit was declared in July 2012, payable on August 14, 2012, representing a 1.0% increase over the previous distribution of $0.48 per limited partner unit and the nineteenth consecutive quarterly increase.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncement. There were no significant accounting pronouncements adopted during the six months ended June 30, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 8, 2012		/S/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer

Date: August 8, 2012		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer