Form 10-Q
period 2012-09-30
Spectra Energy Partners, LP
filed 2012-11-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

At September 30, 2012, there were 96,364,650 Common Units and 1,966,626 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2012

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Transportation of natural gas	$53.0	$47.9	$163.7	$129.9
Storage of natural gas and other	4.2	5.0	14.1	17.2

Total operating revenues	57.2	52.9	177.8	147.1

Operating Expenses
Operating, maintenance and other	17.4	17.2	48.8	50.3
Depreciation and amortization	9.3	9.7	27.9	24.9
Property and other taxes	2.8	2.8	9.2	8.3

Total operating expenses	29.5	29.7	85.9	83.5

Operating Income	27.7	23.2	91.9	63.6

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	26.4	27.3	77.6	81.9
Other income and expenses, net	—	0.9	0.1	2.2

Total other income and expenses	26.4	28.2	77.7	84.1

Interest Income	—	—	—	0.3
Interest Expense	7.7	7.7	23.1	17.2

Earnings Before Income Taxes	46.4	43.7	146.5	130.8
Income Tax Expense	0.3	0.2	1.1	0.8

Net Income	$46.1	$43.5	$145.4	$130.0

Calculation of Limited Partners’ Interest in Net Income:
Net income	$46.1	$43.5	$145.4	$130.0
Less:
General partner’s interest in net income	7.3	5.4	20.6	14.5

Limited partners’ interest in net income	$38.8	$38.1	$124.8	$115.5

Weighted-average limited partner units outstanding—basic and diluted	96.3	96.3	96.3	92.0
Net income per limited partner unit—basic and diluted	$0.40	$0.40	$1.30	$1.26
Distributions paid per limited partner unit during the periods presented	$0.485	$0.465	$1.44	$1.375

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$46.1	$43.5	$145.4	$130.0
Other comprehensive income
Unrealized mark-to-market net loss on hedges	—	(0.1)	—	(0.1)
Reclassification of cash flow hedges into earnings	(0.1)	0.3	(0.4)	2.0

Comprehensive Income	$46.0	$43.7	$145.0	$131.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$1.0	$0.8
Receivables, net	25.7	30.3
Other	4.4	10.5

Total current assets	31.1	41.6

Investments and Other Assets
Investments in unconsolidated affiliates	726.3	727.2
Goodwill and other	461.8	461.8

Total investments and other assets	1,188.1	1,189.0

Property, Plant and Equipment
Cost	1,466.2	1,439.3
Less accumulated depreciation and amortization	261.1	234.1

Net property, plant and equipment	1,205.1	1,205.2

Regulatory Assets and Deferred Debits	19.8	21.1

Total Assets	$2,444.1	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2012	December 31, 2011
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$12.7	$20.7
Taxes accrued	8.2	7.1
Note payable—affiliates	20.0	30.5
Current maturities of long-term debt	150.0	150.0
Commercial paper	40.9	27.0
Other	13.7	10.6

Total current liabilities	245.5	245.9

Long-term Debt	499.5	499.4

Deferred Credits and Other Liabilities
Deferred income taxes	9.1	8.0
Other	5.1	5.9

Total deferred credits and other liabilities	14.2	13.9

Commitments and Contingencies

Partners’ Capital
Common units (96.3 million units issued and outstanding at September 30, 2012 and December 31, 2011)	1,640.0	1,653.6
General partner units (2.0 million units issued and outstanding at September 30, 2012 and December 31, 2011)	40.8	39.6
Accumulated other comprehensive income	4.1	4.5

Total partners’ capital	1,684.9	1,697.7

Total Liabilities and Partners’ Capital	$2,444.1	$2,456.9

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145.4	$130.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.1	24.9
Deferred income tax expense	1.1	0.7
Equity in earnings of unconsolidated affiliates	(77.6)	(81.9)
Distributions received from unconsolidated affiliates	80.7	90.1
Other	6.4	6.7

Net cash provided by operating activities	185.1	170.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27.7)	(78.0)
Investment expenditures	(13.8)	(15.5)
Acquisition of Big Sandy	—	(389.6)
Distributions received from unconsolidated affiliates	11.2	5.4
Purchases of available-for-sale securities	—	(891.6)
Proceeds from sales and maturities of available-for-sale securities	—	1,091.1
Other	0.2	10.6

Net cash used in investing activities	(30.1)	(267.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	499.4
Payments for the redemption of long-term debt	—	(207.2)
Net decrease in revolving credit facility borrowings	—	(288.6)
Net increase in commercial paper	13.9	—
Proceeds from issuance of units	—	217.9
Proceeds from notes payable—affiliates	5.0	14.0
Payments on notes payable—affiliates	(15.5)	(19.5)
Distributions to partners	(158.2)	(138.5)
Other	—	(4.0)

Net cash provided by (used in) financing activities	(154.8)	73.5

Net increase (decrease) in cash and cash equivalents	0.2	(23.6)
Cash and cash equivalents at beginning of period	0.8	27.4

Cash and cash equivalents at end of period	$1.0	$3.8

Supplemental Disclosures
Property, plant and equipment noncash accruals	$3.0	$10.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income (Loss)	Total
	Common	General Partner
December 31, 2011	$1,653.6	$39.6	$4.5	$1,697.7
Net income	124.8	20.6	—	145.4
Reclassification of cash flow hedges into earnings	—	—	(0.4)	(0.4)
Issuance of units	0.5	—	—	0.5
Attributed deferred tax expense	(0.1)	—	—	(0.1)
Distributions to partners	(138.8)	(19.4)	—	(158.2)

September 30, 2012	$1,640.0	$40.8	$4.1	$1,684.9

December 31, 2010	$1,458.7	$32.9	$2.8	$1,494.4
Net income	115.5	14.5	—	130.0
Unrealized mark-to-market net loss on hedges	—	—	(0.1)	(0.1)
Reclassification of cash flow hedges into earnings	—	—	2.0	2.0
Issuance of units	213.4	4.5	—	217.9
Attributed deferred tax benefit	0.8	—	—	0.8
Distributions to partners	(125.9)	(12.6)	—	(138.5)
Other	0.3	—	—	0.3

September 30, 2011	$1,662.8	$39.3	$4.7	$1,706.8

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

Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems that are located in the southeastern quadrant of the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia.

Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisition

Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC) regulated natural gas pipeline system in eastern Kentucky with capacity of 0.2 billion cubic feet (Bcf) per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States (U.S). EQT is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 14 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy were recorded at their respective fair values as of the purchase date and the results of operations were included in the Condensed Consolidated Financial Statements beginning as of the effective date of the acquisition. Since Big Sandy records assets and liabilities resulting from the rate making process, the fair values of the individual assets and liabilities are considered to approximate their carrying values. Pro forma results of operations reflecting the acquisition of Big Sandy as if the acquisition had occurred as of January 1, 2011 do not materially differ from actual reported results.

3. Business Segments

Our Gas Transportation and Storage segment aligns our operations with the chief operating decision makers’ view of the business. This business segment is considered to be our sole reportable segment.

The Gas Transportation and Storage segment provides interstate transportation, storage and gathering services of natural gas, and the storage and redelivery of liquefied natural gas for customers in the southeastern quadrant of the United States. Substantially all of our operations are subject to the FERC and the U.S. Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”), Saltville Gas Storage, L.L.C. (Saltville), and Big Sandy.

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

Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Operating revenues
Gas Transportation and Storage	$57.2	$52.9	$177.8	$147.1
Other	—	—	—	—

Total operating revenues	$57.2	$52.9	$177.8	$147.1

Segment EBIT
Gas Transportation and Storage	$29.6	$25.9	$97.9	$73.1
Other	24.5	25.5	71.7	74.6

Total EBIT	54.1	51.4	169.6	147.7
Interest income	—	—	—	0.3
Interest expense	7.7	7.7	23.1	17.2

Earnings before income taxes	$46.4	$43.7	$146.5	$130.8

4. Regulatory Matters

Gulfstream. Gulfstream operates under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities went into service. Gulfstream filed the Cost and Revenue Study and the FERC accepted the filing on August 6, 2012. There were no changes to the currently effective rates.

5. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per-unit amounts)
Net income	$46.1	$43.5	$145.4	$130.0
Less:
General partner’s interest in net income—2%	0.9	0.9	2.9	2.6
General partner’s interest in net income attributable to incentive distribution rights	6.4	4.5	17.7	11.9

Limited partners’ interest in net income	$38.8	$38.1	$124.8	$115.5

Weighted average limited partner units outstanding—basic and diluted	96.3	96.3	96.3	92.0
Net income per limited partner unit—basic and diluted	$0.40	$0.40	$1.30	$1.26

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

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.49 per limited partner unit was declared on October 24, 2012 and is payable on November 14, 2012 to unit holders of record at the close of business on November 6, 2012.

6. Investments in Unconsolidated Affiliates

As of September 30, 2012, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream and a 50% interest in Market Hub, both of which are accounted for using the equity method.

For the nine months ended September 30, 2012, we received total distributions of $57.1 million from Gulfstream, of which $45.9 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $11.2 million were included in Cash Flows From Investing Activities— Distributions Received From Unconsolidated Affiliates. For the nine months ended September 30, 2011, we received total distributions of $56.0 million, of which $50.6 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $5.4 million were included in Cash Flows From Investing Activities— Distributions Received From Unconsolidated Affiliates. In 2011, Spectra Energy Corp (Spectra Energy) received a disproportionate distribution from Gulfstream in relation to their ownership percentage based on an agreement between Spectra Energy and us. This agreement does not impact future distributions.

We received distributions from Market Hub of $34.8 million during the nine months ended September 30, 2012 and $39.5 million during the same period in 2011, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	September 30, 2012	December 31, 2011
	(in millions)
Gulfstream	$349.0	$360.0
Market Hub	377.3	367.2

Total	$726.3	$727.2

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gulfstream	$16.8	$16.2	$46.6	$48.4
Market Hub	9.6	11.1	31.0	33.5

Total	$26.4	$27.3	$77.6	$81.9

Summarized Financial Information of Unconsolidated Affiliates

(Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gulfstream
Operating revenues	$70.1	$69.7	$206.6	$205.0
Operating expenses	18.4	18.7	58.9	53.8
Operating income	51.7	51.0	147.7	151.2
Net income	34.3	33.0	95.1	98.8

Market Hub
Operating revenues	$27.2	$31.0	$86.3	$92.1
Operating expenses	7.9	8.6	24.3	24.9
Operating income	19.3	22.4	62.0	67.2
Net income	19.1	22.3	62.0	67.1

7. Goodwill

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

8. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short-term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2012 and December 31, 2011, there were no marketable securities outstanding.

In the fourth quarter of 2010, we invested in commercial paper with a portion of the proceeds from the equity issuance related to the Gulfstream acquisition. In June 2011, these investments were liquidated.

9. Debt and Credit Facility

	Expiration Date	Total Credit Facility Capacity	Outstanding at September 30, 2012
			Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$40.9	$659.1

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of September 30, 2012, there were neither letters of credit issued under the credit facility nor revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of September 30, 2012, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of September 30, 2012, the consolidated leverage ratio was 2.6.

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

10. Fair Value Measurements

Financial Instruments. The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets. The fair values of long-term debt, including current maturities, are determined based on market-based prices which may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

	September 30, 2012		December 31, 2011
Condensed Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Current maturities of long-term debt (a)	$150.0	$151.3	$150.0	$154.3
Long-term debt (b)	$500.0	$531.0	$500.0	$514.8

(a)	East Tennessee debt due in 2012
(b)	Excludes unamortized items

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of September 30, 2012 or December 31, 2011 related to litigation.

12. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures and by monitoring the effects of market changes in interest rates. As of September 30, 2012 and December 31, 2011, we did not have any derivatives outstanding.

13. Sale of Common Units

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

14. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the nine months ended September 30, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

15. Subsequent Events

On October 31, 2012, we acquired a 38.76% interest in Maritimes & Northeast Pipeline, L.L.C. (M&N US) from Spectra Energy for approximately $319 million in cash and approximately $56 million in newly issued partnership units. M&N US has debt outstanding of $439 million, 38.76% of which is $170 million. M&N US owns a FERC-regulated, 338-mile mainline interstate natural gas transportation system in the U.S. which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts and has market delivery capability of approximately 0.8 Bcf per day of natural gas.

Our interest in M&N US will be accounted for as an equity investment. Given the recent closing of the transaction, the initial accounting and supplemental pro forma information for the transaction is not available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended September 30, 2012, we reported net income of $46.1 million compared to $43.5 million for the comparable period in 2011. For the nine months ended September 30, 2012 and 2011, we reported net income of $145.4 million and $130.0 million, respectively. Cash available for distribution was $175.6 million for the nine months ended September 30, 2012, an increase of $18.0 million from the prior year. The increase in both net income and cash available for distribution was the result of the addition of Big Sandy pipeline and East Tennessee’s Northeastern Tennessee (NET) assets to our portfolio in July and September 2011, respectively.

On October 31, 2012, we acquired a 38.76% ownership interest in Maritimes & Northeast Pipeline, L.L.C (M&N US) from Spectra Energy for approximately $319 million in cash and approximately $56 million in newly issued partnership units. M&N US has debt outstanding of $439 million, 38.76% of which is $170 million. M&N US owns a FERC-regulated, 338-mile mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts and has market delivery capability of approximately 0.8 Bcf per day of natural gas. M&N US’s cash flows are backed by an average contract life of approximately 19 years and over 90% fee-based revenues. M&N US’s pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

We estimate 2012 capital and investment expansion expenditures of approximately $30.0 million, of which $21.7 million was spent as of September 30, 2012. The majority of these expenditures are to complete projects at East Tennessee and Market Hub, both of which went into commercial service in 2011.

A cash distribution of $0.49 per limited partner unit was declared on October 24, 2012 and is payable on November 14, 2012, to unitholders of record at the close of business on November 6, 2012. This distribution represents a 1.0% increase over the previous distribution of $0.485 per limited partner unit paid in August 2012. Our board evaluates each individual quarterly distribution decision within the confines of the Partnership agreement and based on an assessment of growth in cash available for distribution.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$57.2	$52.9	$4.3	$177.8	$147.1	$30.7
Operating, maintenance and other expense	20.2	20.0	0.2	58.0	58.6	(0.6)
Depreciation and amortization	9.3	9.7	(0.4)	27.9	24.9	3.0

Operating income	27.7	23.2	4.5	91.9	63.6	28.3
Equity in earnings of unconsolidated affiliates	26.4	27.3	(0.9)	77.6	81.9	(4.3)
Other income and expenses, net	—	0.9	(0.9)	0.1	2.2	(2.1)
Interest income	—	—	—	—	0.3	(0.3)
Interest expense	7.7	7.7	—	23.1	17.2	5.9

Earnings before income taxes	46.4	43.7	2.7	146.5	130.8	15.7
Income tax expense	0.3	0.2	0.1	1.1	0.8	0.3

Net income	$46.1	$43.5	$2.6	$145.4	$130.0	$15.4

Net cash provided by operating activities	$73.3	$51.4	$21.9	$185.1	$170.5	$14.6
Adjusted EBITDA (a)	37.0	32.9	4.1	119.8	88.5	31.3
Cash Available for Distribution (a)	56.3	53.7	2.6	175.6	157.6	18.0

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with GAAP.

Three Months Ended September 30, 2012 compared to same period in 2011

Operating Revenues. Operating revenues increased $3.8 million due to the NET project placed into commercial service in September 2011, and $1.8 million due to a rate increase on existing contracts at Big Sandy. These increases were partially offset by lower revenues at Ozark. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term have negatively affected Ozark revenues.

Equity in Earnings of Unconsolidated Affiliates. The decrease includes a $1.5 million decrease in earnings from Market Hub, due to expected lower rates on contract renewals, partially offset by a $0.6 million increase in earnings from Gulfstream. Results of operations at the 100% level are shown below.

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$70.1	$69.7	$0.4
Operating, maintenance and other expense	9.5	9.8	(0.3)
Depreciation and amortization	8.9	8.9	—
Other income and expenses, net	—	(0.3)	0.3
Interest expense	17.4	17.7	(0.3)

Net income	$34.3	$33.0	$1.3

Spectra Energy Partners’ share—49%	$16.8	$16.2	$0.6

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$27.2	$31.0	$(3.8)
Operating, maintenance and other expense	5.1	5.9	(0.8)
Depreciation and amortization	2.8	2.7	0.1
Income tax expense	0.2	0.1	0.1

Net income	$19.1	$22.3	$(3.2)

Spectra Energy Partners’ share—50%	$9.6	$11.1	$(1.5)

Other Income and Expenses, Net. The decrease is primarily due to a higher equity portion of allowance for funds used during construction (AFUDC) on the NET project in 2011.

Nine Months Ended September 30, 2012 compared to same period in 2011

Operating Revenues. Operating revenues increased $20.3 million due to the acquisition of Big Sandy in July 2011 and $15.3 million due to the NET project placed into commercial service in September 2011. These increases were partially offset by lower revenues at Ozark. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term, have negatively affected Ozark revenues.

Operating, Maintenance and Other Expense. The increased costs related to the acquisition of Big Sandy, accelerated software amortization and lower net fuel recovery at East Tennessee were more than offset by transaction costs associated with the acquisition of Big Sandy and expenses related to securing an initial credit rating in 2011.

Depreciation and Amortization. The increase was driven mainly by the acquisition of the Big Sandy assets and the NET project.

Equity in Earnings of Unconsolidated Affiliates. The $4.3 million decrease includes a $1.8 million decrease in earnings from Gulfstream and a $2.5 million decrease in earnings from Market Hub.

The following discussion explains the factors affecting the equity earnings of Gulfstream and Market Hub, each representing 100% of the earnings drivers of those entities.

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)
	(in millions)
Gulfstream
Operating revenues	$206.6	$205.0	$1.6
Operating, maintenance and other expense	32.2	27.3	4.9
Depreciation and amortization	26.7	26.5	0.2
Interest expense	52.6	52.4	0.2

Net income	$95.1	$98.8	$(3.7)

Spectra Energy Partners’ share—49%	$46.6	$48.4	$(1.8)

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

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)
	(in millions)
Market Hub
Operating revenues	$86.3	$92.1	$(5.8)
Operating, maintenance and other expense	15.8	16.9	(1.1)
Depreciation and amortization	8.5	8.0	0.5
Interest income	0.1	0.1	—
Interest expense	(0.1)	—	(0.1)
Income tax expense	0.2	0.2	—

Net income	$62.0	$67.1	$(5.1)

Spectra Energy Partners’ share—50%	$31.0	$33.5	$(2.5)

Market Hub’s revenues decreased $5.8 million primarily due to expected lower rates on contract renewals, partially offset by revenues from storage cavern expansion projects placed into commercial service during the second quarter of 2011. Operating, maintenance and other expense reflects $1.9 million of favorable tax adjustments in 2012, partially offset by higher maintenance costs.

Other Income and Expenses, Net. The decrease is primarily due to a higher equity portion of AFUDC on the NET project in 2011.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net income	$46.1	$43.5	$145.4	$130.0
Add:
Interest expense	7.7	7.7	23.1	17.2
Income tax expense	0.3	0.2	1.1	0.8
Depreciation and amortization	9.3	9.7	27.9	24.9
Less:
Equity in earnings of Gulfstream	16.8	16.2	46.6	48.4
Equity in earnings of Market Hub	9.6	11.1	31.0	33.5
Interest income	—	—	—	0.3
Other income and expenses, net	—	0.9	0.1	2.2

Adjusted EBITDA	37.0	32.9	119.8	88.5
Add:
Cash Available for Distribution from Gulfstream	19.3	20.7	57.8	61.0
Cash Available for Distribution from Market Hub	10.6	11.8	34.6	36.5
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.7	7.7	23.1	17.2
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	3.0	4.0	13.9	11.3
Other	(0.1)	—	(0.4)	(0.1)

Cash Available for Distribution	$56.3	$53.7	$175.6	$157.6

(a)	Cash Available for Distribution for the three and nine months ended September 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net cash provided by operating activities	$73.3	$51.4	$185.1	$170.5
Interest income	—	—	—	(0.3)
Interest expense	7.7	7.7	23.1	17.2
Income tax expense—current	—	—	—	0.1
Distributions received from Gulfstream	(16.1)	(12.0)	(45.9)	(50.6)
Distributions received from Market Hub	(11.5)	(11.5)	(34.8)	(39.5)
Changes in operating working capital and other	(16.4)	(2.7)	(7.7)	(8.9)

Adjusted EBITDA	37.0	32.9	119.8	88.5
Add:
Cash Available for Distribution from Gulfstream	19.3	20.7	57.8	61.0
Cash Available for Distribution from Market Hub	10.6	11.8	34.6	36.5
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.7	7.7	23.1	17.2
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	3.0	4.0	13.9	11.3
Other	(0.1)	—	(0.4)	(0.1)

Cash Available for Distribution	$56.3	$53.7	$175.6	$157.6

(a)	Cash Available for Distribution for the three and nine months ended September 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Gulfstream

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(a)
	(in millions)
Net income	$34.3	$33.0	$95.1	$98.8
Add:
Interest expense	17.4	17.7	52.6	52.4
Depreciation and amortization	8.9	8.9	26.7	26.5
Less:
Other income and expenses, net	—	(0.3)	—	—

Adjusted EBITDA—100%	60.6	59.9	174.4	177.7
Add:
Preliminary project costs, net	0.1	0.3	0.5	0.7
Less:
Interest expense	17.4	17.7	52.6	52.4
Maintenance capital expenditures	4.0	0.2	4.5	1.1
Other	(0.1)	—	(0.1)	0.3

Cash Available for Distribution—100%	$39.4	$42.3	$117.9	$124.6

Adjusted EBITDA—49%	$29.7	$29.3	$85.5	$87.0
Cash Available for Distribution—49%	19.3	20.7	57.8	61.0

(a)	Cash Available for Distribution for the three and nine months ended September 30, 2011 has been revised to reflect the refinement to our definition that was effective January 1, 2012.

Market Hub

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$19.1	$22.3	$62.0	$67.1
Add:
Interest expense	—	—	(0.1)	—
Income tax expense	0.2	0.1	0.2	0.2
Depreciation and amortization	2.8	2.7	8.5	8.0
Less:
Interest income	—	—	0.1	0.1
Other income and expenses, net	—	—	—	—

Adjusted EBITDA—100%	22.1	25.1	70.5	75.2
Less:
Interest expense	—	—	(0.1)	(0.1)
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	0.9	1.6	1.4	2.4

Cash Available for Distribution—100%	$21.2	$23.5	$69.2	$72.9

Adjusted EBITDA—50%	$11.1	$12.5	$35.3	$37.6
Cash Available for Distribution—50%	10.6	11.8	34.6	36.5

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

Based on the results of our annual goodwill impairment testing, the fair value of our reporting unit at April 1, 2012 (our testing date) was substantially in excess of its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2012 through September 30, 2012 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream and Market Hub, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. As of September 30, 2012, we had negative net working capital of $214.4 million compared to a negative $204.3 million of working capital as of December 31, 2011, both of which included the East Tennessee notes payable of $150.0 million.

We have access to a credit facility, with available capacity of $659.1 million at September 30, 2012, which is used to manage working capital requirements. In August 2012, we executed a new five-year promissory note payable agreement with Market Hub to borrow up to $50.0 million, replacing our existing note payable. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Operating Cash Flows

Net cash provided by operating activities totaled $185.1 million in the first nine months of 2012 compared to $170.5 million during the same period in 2011. The change was due to increased earnings from the acquisition of Big Sandy and the completion of the NET project, both in 2011.

Investing Cash Flows

Net cash used in investing activities was $30.1 million in the first nine months of 2012 compared to $267.6 million during the same period in 2011. The change was driven mainly by:

•	$389.6 million for the acquisition of Big Sandy in 2011, and

•	a $50.3 million decrease in capital expenditures due to the NET project at East Tennessee that went into commercial service in September 2011, partially offset by

•	$199.5 million of net proceeds in 2011 from the liquidation of available-for-sale securities.

Capital and Investment Expenditures

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$27.7	$78.0
Investment Expenditures
Gulfstream	—	3.8
Market Hub	13.8	11.7

Total capital and investment expenditures	$41.5	$93.5

Capital and investment expenditures for the nine months ended September 30, 2012 totaled $41.5 million and included $21.7 million for expansion projects and $19.8 million for maintenance and other projects, including the impact of reimbursable projects. We estimate 2012 capital and investment expenditures of approximately $49.0 million, $30.0 million is expected to be used to complete expansion projects placed into service during 2011 and $19.0 million is to be used for maintenance and other projects.

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

Financing Cash Flows

Net cash used in financing activities was $154.8 million in the first nine months of 2012 compared to $73.5 million provided by the same period in 2011. This change was driven mainly by:

•	$217.9 million of proceeds from the 2011 issuance of common units,

•	a $19.7 million increase in distributions to partners in 2012 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights, and

•	$10.5 million of net payments on note payable to affiliates in 2012, compared to $5.5 million of net payments in 2011, partially offset by

•	$13.9 million of net commercial paper issuances in 2012 compared to $3.6 million of net debt proceeds in 2011, including the issuance of unsecured senior notes and net revolver borrowings.

Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Credit Ratings. As of September 30, 2012 our credit ratings are BBB/Stable from Standard & Poor’s and Fitch Ratings and Baa3/Stable from Moody’s Investors Service. Our credit ratings are dependent upon, among other factors, our ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions, the leverage of Spectra Energy and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of capital and, as a result, have an impact on our liquidity.

Cash Distributions. As previously discussed, a cash distribution of $0.49 per limited partner unit was declared in October 24, 2012, payable on November 14, 2012, to unit holders of record at the close of business on November 6, 2012. This distribution represents a 1.0% increase over the previous distribution of $0.485 per limited partner unit and the twentieth consecutive quarterly increase.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncement. There were no significant accounting pronouncements adopted during the nine months ended September 30, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 8, 2012		/S/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer

Date: November 8, 2012		/S/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer