Form 10-K
period 2012-12-31
Spectra Energy Partners, LP
filed 2013-02-27
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2012: $1,074,000,000.

At January 31, 2013, there were 103,633,733 Common Units and 2,114,975 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent management’s intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors used to develop these forward-looking statements and that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop U.S. pipeline, storage, gathering and other related infrastructure projects and the effects of competition;

•	the performance of natural gas transmission, storage, and gathering facilities;

•	the extent of success in connecting natural gas supplies to transmission and gathering systems and in connecting to expanding gas markets;

•	the effects of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by these forward-looking statements; and

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

General

Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems with over 3,500 miles of pipelines and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 57 billion cubic feet (Bcf) in the United States. We are a Delaware master limited partnership (MLP) formed on March 19, 2007. Our common units are listed on the New York Stock Exchange (NYSE) under the symbol “SEP.” Our internet website is http://www.spectraenergypartners.com.

We own and operate natural gas transportation and storage assets in Texas, Oklahoma, Arkansas, Tennessee, Virginia, Florida, Alabama, Louisiana, Georgia, Kentucky, Mississippi, Missouri, North Carolina, Maine, Massachusetts, New Hampshire and the Gulf of Mexico. Our assets are strategically located in geographic regions of the United States where demand — primarily for natural gas for electricity generation — is expected to increase steadily. We have a broad mix of customers, including local gas distribution companies (LDC), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, and exploration and production companies. Our interstate gas transmission pipeline and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) with the exception of Moss Bluff intrastate storage operations and the Ozark gathering facilities which are subject to oversight by various state commissions.

Our wholly owned operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the NYSE under the symbol “SE.” As of December 31, 2012, Spectra Energy and its subsidiaries collectively owned 61% of us and the remaining 39% was publicly owned.

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

In 2011, we completed the acquisition of Big Sandy Pipeline, L.L.C (Big Sandy) from EQT Corporation (EQT) for approximately $390.0 million in cash. Big Sandy’s primary asset is a 68-mile FERC-regulated natural gas pipeline system in eastern Kentucky with capacity of approximately 0.2 Bcf per day (Bcf/d).

On October 31, 2012, we acquired a 38.76% ownership interest in Maritimes & Northeast L.L.C (M&N US) from Spectra Energy for approximately $318.7 million in cash and approximately $56.2 million in newly issued common and general partner units. As of December 31, 2012, M&N US has debt outstanding of $429.0 million, 38.76% of which is $166.3 million. M&N US owns a FERC-regulated, 338-mile mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts and has market delivery capability of approximately 0.8 Bcf per day of natural gas. M&N US’ cash flows are backed by an average contract life of approximately 20 years and over 90% fee-based revenues which further enhances our profile of steady, fee-based cash flows. M&N US’ pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

For financial information on our acquisitions, see Item 8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements.

Business Strategies

Our primary business objective is to grow unitholder value over time by:

•

Actively engaging in the marketplace for strategic acquisitions of assets that enhance our portfolio, including drop downs from our General Partner. We target potential acquisitions both in the area of our existing geographic footprint and asset mix, as well as those that may be in new regions or lines of businesses that fit our fee-based business profile. These could be either third party acquisitions or assets that are dropped down from the owner of our General Partner, Spectra Energy.

•

Continuing to identify and develop new organic growth projects. We engage our customers on an ongoing basis to identify new project opportunities that meet their developing needs. Given current market dynamics, we believe there may be specific opportunities resulting from growing demand for gas-fired electric generation and industrial markets.

Our current business strategy emphasizes developing and expanding our existing business while remaining focused on the safe, reliable, effective and efficient operation of our current assets. We are well positioned to pursue opportunities for accretive acquisitions. We intend to execute our growth strategy by maintaining a capital structure that balances our outstanding debt and equity in a manner that supports our investment grade credit ratings.

Industry Overview

The midstream natural gas industry is the link between the exploration and production of natural gas and the delivery to end-use markets. Operators within this industry create value at various stages along the natural gas value chain by gathering raw natural gas from producers at the wellhead and then routing the separated dry gas for delivery to end-use markets or to the next intermediate stage of the value chain. The services provided by us and our equity affiliates are generally classified into the categories described below.

•

Natural Gas Transportation. Natural gas transportation consists of moving pipeline-quality natural gas from gathering systems, processing or treating plants and other pipelines and delivering it to wholesalers, end users, local distribution companies and other pipelines.

•

Natural Gas Storage. Natural gas can be injected into underground storage facilities which provide balancing services to customers in supply areas and also provide timely supply to market centers that do not have a ready supply of locally produced natural gas.

•

Gathering. At the initial stages of the midstream value chain, a network of typically smaller diameter pipelines known as gathering systems directly connect to wellheads in the production area. These gathering systems transport raw, or untreated, natural gas to a central location for treating and processing.

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

General

East Tennessee

We own and operate 100% of the 1,517-mile East Tennessee interstate natural gas transportation system, which extends from central Tennessee eastward into southwest Virginia and northern North Carolina, and southward into northern Georgia. East Tennessee supports the energy demands of the southeast and mid-Atlantic regions of the United States through connections to 32 receipt points and 179 delivery points and has market delivery capability of approximately 1.7 Bcf/d of natural gas. East Tennessee also owns and operates a LNG storage facility in Kingsport, Tennessee with a working gas storage capacity of 1.1 Bcf and regasification capability of 150 million cubic feet per day (MMcf/d).

In January 2013, East Tennessee executed agreements with Eastman Chemical Company (Eastman) to provide an additional 86 MMcf/d of gas service for 25 years to Eastman’s Kingsport, Tennessee, facility. The combined capital cost is approximately $120 million and includes modifying existing East Tennessee facilities and building a new 6.4-mile pipeline extension. The first project will provide service of 25 MMcf/d and is expected to begin in November 2013. The Kingsport Expansion Project, which will provide 61 MMcf/d of additional capacity, is anticipated to be in service during the first quarter of 2015. Coupled with Eastman’s current contracts, East Tennessee will provide 121 MMcf/d of firm capacity to the Kingsport facility when the projects are completed. The projects are subject to approvals by the boards of directors of Spectra Energy, Spectra Energy Partners and Eastman, as well as regulatory approvals.

Saltville

We own and operate 100% of the Saltville natural gas storage facilities which consist of 5.4 Bcf of total storage capacity. The storage facilities interconnect with the East Tennessee system in southwest Virginia and offer high deliverability salt cavern and reservoir storage capabilities that are strategically located near markets in Tennessee, Virginia and North Carolina.

Ozark

We own and operate 100% of the 565-mile Ozark Gas Transmission interstate natural gas transportation system, which extends from southeastern Oklahoma through Arkansas to southeastern Missouri. This system has connections to 52 receipt points and 30 delivery points and market delivery capability of approximately 0.5 Bcf/d of natural gas. We also own and operate 100% of the 365-mile Ozark Gas Gathering system that accesses the Fayetteville Shale and Arkoma natural gas production that feeds into Ozark Gas Transmission.

Big Sandy

We own and operate 100% of the 68 mile Big Sandy pipeline system located in Carter, Floyd, Johnson, and Lawrence counties, of Kentucky. This system serves local producers and transports eastern Kentucky supply from its main receipt point to its main interconnecting delivery point for transportation to downstream markets. EQT is the main shipper on the pipeline, with over 83% of the pipeline’s capacity. The system has capacity of approximately 0.2 Bcf/d of natural gas.

Customers and Contracts

Gas Transportation and Storage’s customers include LDCs, utilities, municipalities, interstate and intrastate pipelines, industrial companies, natural gas marketers and producers, electric power generators, and exploration and production companies. Gas Transportation and Storage’s largest customer in 2012 was EQT, a natural gas production and midstream company, which accounted for 19% of its revenues.

Gas Transportation and Storage has contracts with its customers to provide firm transportation and storage services as well as fee-based gathering services. Payments under firm transportation and storage services are based mainly on the volume of capacity reserved on the system regardless of the capacity actually used, and also include a variable charge based on the volume of natural gas actually transported. As a result, firm transportation and storage revenues typically remain relatively constant over the term of the contracts. Fee-based gathering service contracts include variable charges based on the volume of natural gas actually gathered and the number of compression stages needed to deliver the gathered gas. Maximum and minimum rates for firm transportation and storage services are governed by the applicable FERC-approved natural gas tariff while fee-based gathering services are governed by the applicable state oil and gas commissions.

Gas Transportation and Storage also provides interruptible transportation and storage services under which gas is transported or stored for customers when operationally feasible and customers pay only for the actual volume of gas transported or stored. Under all contracts, except for those on Big Sandy, Gas Transportation and Storage retains, at no cost, a fixed percentage of the natural gas it transports in order to supply the fuel needed for natural gas compression on the system. For Big Sandy, all electric powered compressors and all power costs are paid by the shippers.

As of December 31, 2012, East Tennessee and Saltville firm transportation and storage contracts had a weighted average remaining life of approximately nine and six years, respectively. Big Sandy’s contracts had a weighted average remaining life of approximately 13 years. Ozark, excluding gathering contracts, had a weighted average remaining life of approximately three years. In 2012, 98% of East Tennessee and Saltville, 97% of Big Sandy, and 84% of Ozark Gas Transmission’s revenues were derived from capacity reservation charges under firm contracts (including LNG storage services), with the remainder representing variable usage fees under firm and interruptible transportation contracts. Fee-based gathering service contracts represent 2% of Gas Transportation and Storage operating revenues in 2012.

East Tennessee currently operates under the tariff rates approved by the FERC in November 2005.

Saltville continues to operate under rates approved by the FERC in a 2008 settlement. Pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Ozark continues to operate under rates approved by the FERC in 2000. In 2011, Ozark reached a settlement agreement with customers in a FERC rate proceeding that included a rate moratorium until October 1, 2012 and a requirement to file a rate case by October 1, 2015.

Big Sandy operates under rates approved by the FERC in 2006.

Source of Supply

Gas supply attachments are a critical factor for Gas Transportation and Storage customers. Its customers benefit from gas supply from the Gulf Coast region through Tennessee Gas Pipeline Company, Texas Eastern Transmission, L.P. (Texas Eastern, a subsidiary of Spectra Energy), Southern Natural Gas Company, Columbia Gulf Transmission Company and Midwestern Gas Pipeline System. Gas Transportation and Storage customers also receive natural gas supply from conventional and non-conventional (shale and tight-sands) sources such as Appalachian Shale, Huron Shale, and coal-bed methane, as well as from Fayetteville Shale and Arkoma supply basins. Natural gas withdrawn from East Tennessee’s LNG storage facility and other on-system storage fields, including Saltville’s natural gas storage facilities, provide customers with additional supply sources used to supplement supplies during periods of peak demand.

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

The Ozark assets compete with CenterPoint Energy Gas Transmission Company, Texas Gas Transmission, LLC’s Fayetteville Lateral and the Fayetteville Express Pipeline LLC.

Big Sandy indirectly serves the mid-Atlantic and northeast markets and competes for supply from the Huron Shale with NiSource’s Columbia Gas Transmission system.

Gulfstream

General

We own a 49% interest in the 745-mile Gulfstream interstate natural gas transportation system which extends from Pascagoula, Mississippi and Mobile, Alabama across the Gulf of Mexico and into Florida. The Gulfstream pipeline currently includes approximately 279 miles of onshore pipeline in Florida, 12 miles of onshore pipeline in Alabama and Mississippi, and 454 miles of offshore pipeline in the Gulf of Mexico. Facilities also include gas treatment facilities and a compressor station in Coden, Alabama. Gulfstream supports the south and central Florida markets through its connection to eight receipt points and 24 delivery points and has market delivery capability of 1.3 Bcf/d of natural gas. Spectra Energy and affiliates of The Williams Companies Inc. (Williams) own the remaining 1% and 50% interests in Gulfstream, respectively, and jointly operate the system.

Customers, Contracts and Supply

In 2012, Florida Power & Light Company and Florida Power Corporation d/b/a Progress Energy Florida, Inc. accounted for approximately 53% and 29%, respectively, of Gulfstream’s revenues. On July 2, 2012 Progress Energy Florida, Inc. completed a merger with Duke Energy.

Gulfstream provides firm and interruptible transportation services, interruptible park and loan services, and operational balancing agreements to resolve any differences between scheduled and actual receipts and deliveries. All of Gulfstream’s firm transportation contracts include negotiated rates through the life of the contract.

As of December 31, 2012, Gulfstream’s firm transportation and storage contracts had a weighted average remaining life of 17 years. In 2012, 98% of Gulfstream’s revenues were derived from capacity reservation charges under firm contracts, with the remainder derived from variable usage fees under firm and interruptible transportation contracts.

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

Competition

Gulfstream’s most direct competitor is Florida Gas Transmission Company, LLC, owned by subsidiaries of Kinder Morgan, Inc. and Southern Union Company. Within the Florida market, Gulfstream competes with other pipelines that transport and supply natural gas to the end-user. Gulfstream’s competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by Gulfstream.

An increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, access to natural gas storage, the cost-of-service and rates, and the terms of service offered.

Market Hub

General

We own a 50% interest in Market Hub, which owns and operates two high-deliverability salt cavern natural gas storage facilities — the Egan and Moss Bluff facilities. These storage facilities are capable of being fully or partially filled and depleted, or “cycled,” multiple times per year. As a result of numerous interconnections with major pipelines, Market Hub’s storage facilities offer convenient service for Gulf of Mexico natural gas supplies, onshore Texas and Louisiana supplies, mid-continent production, non-conventional onshore production, and imports of LNG to the Gulf Coast. Spectra Energy owns the remaining 50% interest in Market Hub and operates the system.

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

Customer, Contracts and Supply

Market Hub provides storage services to a broad mix of customers including marketers, electric power generators, gas producers, pipelines and LDCs. In 2012, there were no customers that accounted for more than 10% of Market Hub’s revenues.

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

As of December 31, 2012, Market Hub’s firm storage contracts had a weighted average remaining life of approximately two years, which is typical of the shorter contract life of market-based storage facilities as compared to transportation systems. Approximately 89% of Market Hub’s revenues in 2012 were derived from capacity reservation fees under firm storage contracts and 10% from interruptible storage contracts including park and loan services.

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

Maritimes & Northeast Pipeline

General

We own a 38.76% interest in the 338-mile mainline M&N US interstate natural gas transportation system, which extends from the border of Canada near Baileyville, Maine, to northeastern Massachusetts. Spectra Energy and affiliates of Emera, Inc. and Exxon Mobil Corporation own the remaining 38.77%, 12.92% and 9.55% interests, respectively. M&N US is connected to the Canadian portion of the Maritimes & Northeast Pipeline system which is owned by Spectra Energy and affiliates of Exxon Mobil Corporation and Emera, Inc. M&N US’ facilities include seven compressor stations and a market delivery capability of approximately 0.8 Bcf/d of natural gas. The pipeline’s location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

Customer, Contracts and Supply

In 2012, Repsol Energy North America Corporation accounted for approximately 87% of M&N US’ revenues.

M&N US provides firm and interruptible transportation services, interruptible park and loan services, and operational balancing agreements to resolve any differences between scheduled and actual receipts and deliveries. All of M&N US’ current shippers have negotiated rates.

As of December 31, 2012, M&N US’ firm transportation contracts had a weighted average remaining life of 20 years. In 2012, 99% of M&N US’ revenues were derived from capacity reservation charges under firm contracts, with the remainder derived from variable usage fees under firm and interruptible transportation contracts.

M&N US receives gas supply from reserves located offshore Nova Scotia and onshore New Brunswick through the Canadian portion of the Maritimes & Northeast Pipeline system and regasified liquefied natural gas from the Canaport LNG import facility in Saint John, New Brunswick via the Brunswick Pipeline owned by Emera, Inc.

Competition

M&N US’ most direct competitor is Portland Natural Gas Transmission System, owned by TransCanada Pipelines and Gaz Metro. Within the New England area, M&N US competes with other pipelines that transport and supply natural gas to the end-user. M&N US’ competitors attempt to either attract new supply or attach new load to their pipelines, including those that are currently connected to markets served by M&N US.

An increase in competition in the market could arise from new ventures or expanded operations from existing competitors. Other competitive factors include the quantity, location and physical flow characteristics of interconnected pipelines, access to natural gas storage, the cost-of-service and rates, and the terms of service offered.

Revenue Contract Summary

As noted previously, we provide a significant portion of our transportation and storage services through firm contracts and derive a smaller portion of our revenue through interruptible contracts, seeking to maximize the portion of physical capacity sold under firm contracts. To the extent physical capacity that is contracted for firm service is not being fully utilized, we have the option to contract such capacity for interruptible service. Our gathering services, representing less than 2% of Gas Transportation and Storage operating revenues, are fee-based and dependent upon the volume of natural gas gathered. The table below summarizes certain information regarding our contracts and revenues as of and for the year ended December 31, 2012:

	Revenue Composition %				Weighted Average Remaining Firm Contract Life (in years)(a)
	Firm Contracts		Interruptible Contracts	Volume- based Fees
Asset	Capacity Reservation Fees	Variable Fees
East Tennessee	99%	1%	—%	—%	9
Ozark
Transmission	84	14	2	—	3
Gathering	—	—	—	100	n/a
Big Sandy	97	3	—	—	13
Saltville	93	6	1	—	6
Gulfstream	98	2	—	—	17
Market Hub	89	1	10	—	2
M&N US.	99	—	1	—	20

(a)	The average life of each contract is calculated based on contract revenues.
n/a	Indicates not applicable.

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

•	The Federal Water Pollution Control Act (Clean Water Act), which requires permits for facilities that discharge wastewaters into the environment. The Oil Pollution Act (OPA) amended parts of the Clean

Water Act and other statutes as they pertain to the prevention of and response to oil spills. The OPA imposes certain spill prevention, control and countermeasure requirements. Although we are primarily a natural gas business, OPA affects our business because of the presence of liquid hydrocarbons (condensate) in our offshore pipeline.

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

Employees

We do not have any employees. We are managed by the directors and officers of our general partner. Our general partner or its affiliates currently employ 128 people who spend a majority of their time operating the East Tennessee, Ozark, Big Sandy and Saltville facilities, and five people who are primarily dedicated to us. Market Hub and M&N US are operated by Spectra Energy pursuant to an operating and maintenance agreement and the employees who operate the Market Hub and M&N US assets are therefore not included in the above numbers. Gulfstream is jointly operated by Spectra Energy (with respect to business functions) and Williams (with respect to technical functions) pursuant to an operating and maintenance agreement, and therefore, the employees who operate the Gulfstream assets are also not included in the above numbers.

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

In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $32 million per quarter, or $128 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

•	the rates charged for transportation, storage and gathering services, and the volumes of natural gas contracted by customers for transportation, storage and gathering services;

•

the overall demand for natural gas in the southeastern, mid-Continent and mid-Atlantic regions of the United States, as well as Atlantic Canada and the quantities of natural gas available for transport, especially from the Gulf of Mexico, Appalachian and mid-Continent areas;

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

Our subsidiaries and equity affiliates conduct operations and own our operating assets, which may affect our ability to make distributions to our unitholders. In addition, we cannot control the amount of cash that will be received from Gulfstream, Market Hub and M&N US, and we may be required to contribute significant cash to fund their operations.

We are a partnership holding company and our operating subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the ownership interests in our subsidiaries and our equity investments, including Gulfstream, Market Hub and M&N US. As a result, our ability to make distributions to our unitholders depends on the performance of these subsidiaries and equity investments and their ability to distribute funds to us. The ability of our subsidiaries and equity investments to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations, including FERC policies.

Market Hub, Gulfstream and M&N US generated approximately 54.9% of the cash available for distribution in 2012. Spectra Energy operates Market Hub and M&N US and the operation of Gulfstream is shared between Spectra Energy and Williams. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.

Our lack of control over the operations of Gulfstream, Market Hub and M&N US may mean that we do not receive the amount of cash we expect to be distributed to us. In addition, we may be required to provide additional capital, and these contributions may be material. Gulfstream, Market Hub nor M&N US is prohibited from incurring indebtedness by the terms of their respective limited liability company agreement and general partnership agreements. If Gulfstream, Market Hub or M&N US were to incur significant additional indebtedness, it could inhibit their respective abilities to make distributions to us. This lack of control may significantly and adversely affect our ability to distribute cash.

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

Under the FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2012, 80% of Gas Transportation and Storage’s, Gulfstream’s and M&N US’ firm revenues were derived from such negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that Gulfstream’s, East Tennessee’s, Ozark’s, Big Sandy’s, M&N US’ and Saltville’s costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from Gulfstream, M&N US and Gas Transportation and Storage.

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

The principal elements of competition among natural gas transportation, storage and gathering assets are rates, terms of service, access to natural gas supplies, flexibility and reliability. The FERC’s policies promoting competition in natural gas markets are having the effect of increasing the natural gas transportation, storage and gathering options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as existing agreements expire. If East Tennessee, Ozark, Big Sandy, Saltville, Gulfstream, Market Hub or M&N US are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas transported, stored or gathered by our systems or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation, storage or gathering rates. Competition could intensify the negative effect of factors that significantly decrease demand for natural gas in the markets served by our pipeline systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. All of these competitive pressures could have an adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make distributions.

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

Our primary exposure to market risk occurs at the time existing transportation, storage and gathering contracts expire and are subject to renegotiation and renewal. A portion of the revenue generated by our systems in 2012 is attributable to firm capacity reservation fees that are set to expire on or prior to December 31, 2015. For Gas Transportation and Storage, Market Hub and M&N US, those portions were 30%, 75% and 8%, respectively, and none for Gulfstream. Upon expiration, we may not be able to extend contracts with existing customers or obtain replacement contracts at favorable rates or on a long-term basis. The extension or replacement of existing contracts depends on a number of factors beyond our control, including:

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

We have market-based rates for some of our storage operations and sell our storage services based on natural gas market spreads and volatility. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new non-conventional shale gas supplies. In the near term, these market factors will continue to keep downward pressure on storage values.

We depend on certain key customers for a significant portion of our revenues. The loss of any of these key customers could result in a decline in our revenues and cash available to make distributions.

We rely on a limited number of customers for a significant portion of revenues. For the year ended December 31, 2012, the three largest customers for Gas Transportation and Storage were EQT Corporation, Tennessee Valley Authority, and Atmos Energy Corporation; for Gulfstream were Florida Power & Light Company, Florida Power Corporation d/b/a Progress Energy Florida, Inc. and TECO Energy and its affiliates; for Market Hub were AGL Resources Inc., Northern Indiana Public Service and J.P. Morgan Ventures Energy Corporation; and for M&N US were Repsol Energy North America Corporation, Emera Energy Inc. and Shell Energy North America, L.P. In 2012, these customers accounted for approximately 37%, 88%, 25% and 96% of the operating revenues for Gas Transportation and Storage, Gulfstream, Market Hub and M&N US, respectively. While most of these customers are subject to long-term contracts, the loss of all or even a portion of the contracted volumes of these customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have an adverse effect on our results of operations, financial condition or cash flows, including our ability to make distributions.

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

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce greenhouse gas (GHG) emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expired in 2012 and had not been signed by the United States. United Nations-sponsored international negotiations were held in Durban, South Africa in December 2011 with the intent of defining a future agreement for 2012 and beyond. A non-binding agreement was reached to develop a roadmap aimed at creating a global agreement on climate action to be implemented by 2020.

The United States is a party to the Durban agreement. In the interim period before 2020, the Kyoto Protocol will continue in effect, although it is expected that not all of the current parties will choose to commit for this extended period.

In the United States, climate change action is evolving at state, regional and federal levels. Pursuant to federal law, we are currently subject to an obligation to report our GHG emissions, but are not currently subject to limits on emissions of GHGs. In addition, a number of U.S. states have joined regional GHG initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

In May 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). This regulation establishes that the construction of new or modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program) beginning in January 2011, although the regulation also significantly increases the emissions thresholds that would subject facilities to these regulations. In June 2012, these regulations, along with other GHG regulations and determinations issued by the EPA, were upheld by the D.C. Circuit of Appeals. In July 2012, the EPA determined in Step 3 of the Tailoring Rule process that it would maintain the current GHG emissions thresholds for PSD and Title V applicability. This rule has also been appealed. We anticipate that in the future, new capital projects or modification of existing projects could be subject to a permit requirement related to GHG emissions that may result in delays in completing such projects.

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

These legislative changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. It is still uncertain what regulatory changes PHMSA will propose as a result of the Advance Notice of Proposed Rulemaking, but PHMSA has begun to undertake the various requirements imposed on it by the 2012 PSA Amendments. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.

Transmission, storage and gathering activities involve numerous risks that may result in accidents or otherwise affect our operations.

There are a variety of hazards and operating risks inherent in natural gas transmission, storage, and gathering activities, such as leaks, explosions, mechanical problems, and natural disasters that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, marine environment (including the Gulf of Mexico), industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Furthermore, our operations include risks related to underwater pipelines in the Gulf of Mexico, which are susceptible to damage from shifting as a result of water currents, as well as damage from vessels. Additional risks are present related to our pipeline that traverses areas in Florida where karst conditions exist. Karst conditions refers to terrain, usually found where limestone or other carbonate rock is present, that may subside or result in a sinkhole collapse when the underlying water table changes.

We do not maintain insurance coverage against all of these risks and losses, and any insurance coverage we might maintain may not fully cover the damages caused by those risks and losses. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks, and Hurricanes Katrina, Rita, Gustav and Ike have made it more difficult for us to obtain certain types of coverage, and we may elect to self insure a portion of our asset portfolio. Moreover, we do not maintain offshore business interruption insurance. Therefore, should any of these risks materialize, it could have an adverse effect on our business, earnings, financial condition, results of operations or cash flows, including our ability to make distributions.

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

Neither our partnership agreement nor the omnibus agreement among us, Spectra Energy and others prohibits affiliates of our general partner, including Spectra Energy, DCP Midstream, LLC and DCP Midstream Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Spectra Energy and its affiliates may acquire, construct or dispose of additional transportation, storage and gathering or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business and each has significantly greater resources and experience than we have, which may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely affect our results of operations and available cash.

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

Pursuant to an omnibus agreement we entered into with Spectra Energy, our general partner and certain of their affiliates, Spectra Energy will receive reimbursement from us for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit, including costs for rendering administrative staff and support services, and overhead allocated to us, these amounts will be determined by our general partner in its sole discretion. Payments for these services will be substantial and will reduce the amount of cash available for distribution. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of our cash otherwise available for distribution.

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

The unitholders will be unable initially to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of January 31, 2013, our general partner and its affiliates own 61% of our aggregate outstanding common units.

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

Our assets include a 100% ownership interest in East Tennessee, Ozark, Big Sandy and Saltville, a 49% and 38.76% limited liability company interest in Gulfstream and M&N US, respectively and a 50% general partner interest in Market Hub. If a sufficient amount of our assets, such as our ownership interests in Gulfstream, Market Hub and M&N US or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Market Hub could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with our 49% interest in Gulfstream and our 38.76% interest in M&N US or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have an adverse effect on our business.

Control of our general partner may be transferred to a third party without common unitholder consent.

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

As of January 31, 2013, Spectra Energy and its affiliates hold an aggregate of 62,721,269 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2013, our general partner and its affiliates own approximately 61% of our outstanding common units.

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

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing and lending their units.

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

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Item 8. Financial Statements and Supplementary Data, Notes 5 and 12 of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the symbol “SEP.” The following table sets forth the high and low intra-day sales prices for our common units during the periods indicated, as reported by the NYSE, and the amount of the quarterly cash distributions we paid on each of our common units.

Common Unit Data by Quarter

	Distributions Paid in the Quarter	Unit Price Range
	Per Common Unit	High	Low
2012
First Quarter	$0.475	$33.27	$31.00
Second Quarter	0.48	32.84	29.36
Third Quarter	0.485	32.86	30.07
Fourth Quarter	0.49	32.20	27.15

2011
First Quarter	$0.45	$33.50	$30.73
Second Quarter	0.46	34.93	29.64
Third Quarter	0.465	32.18	25.53
Fourth Quarter	0.47	32.00	26.35

As of January 31, 2013, there were 33 holders of record of our common units. A cash distribution to unitholders of $0.495 per limited partner unit was declared on January 28, 2013 and was paid on February 14, 2013, which is a $0.005 per limited partner unit increase over the cash distribution of $0.49 per limited partner unit paid on November 14, 2012.

Unit Performance Graph

The following graph reflects the comparative changes in the value from January 1, 2008 through December 31, 2012 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	January 1, 2008	December 31,
		2008	2009	2010	2011	2012
Spectra Energy Partners	$100.00	$87.55	$139.84	$163.65	$168.71	$175.20
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Alerian MLP Index	100.00	63.08	111.29	151.19	172.17	180.43

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date.

Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of January 28, 2013 is $0.495 per limited partner unit, or $1.98 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 2,114,975 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. The general partner contributed $3.1 million in 2012, $4.5 million in 2011 and $5.9 million in 2010 to maintain its 2% interest as a result of the November 2012 unit issuance and additional limited partner units issued following the Big Sandy acquisition and additional interest in Gulfstream, respectively.

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

	2012	2011	2010	2009	2008
	(in millions, except per-unit amounts)
	(Unaudited)
Statements of Operations
Operating revenues	$236.8	$205.0	$197.7	$178.9	$124.9
Operating income	118.2	88.2	87.7	82.8	51.9
Equity in earnings of unconsolidated affiliates(a)	107.6	107.3	75.1	70.7	61.4
Net income	193.5	172.0	147.9	135.9	101.3
Net Income per Limited Partner Unit
Net income per limited partner unit — basic and diluted	$1.69	$1.63	$1.70	$1.71	$1.40
Distributions paid per limited partner unit during the periods presented	1.93	1.845	1.70	1.51	1.34

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
	(Unaudited)
Balance Sheet
Total assets(a)	$2,805.7	$2,456.9	$2,222.5	$1,812.5	$1,601.5
Long-term debt	699.6	499.4	655.8	390.0	390.0

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream and during the fourth quarter of 2012 we purchased a 38.76% interest in M&N US. Both transactions are accounted for as an equity method investment and the equity earnings are recorded prospectively from the date of acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Listed below is a general outline of our discussion and analysis:

• EXECUTIVE OVERVIEW

- Includes a summary of our business performance, our highlights, an outlook for next year; our business strategy, and significant economic factors for our business;

• RESULTS OF OPERATIONS

- Includes a year-over-year analysis of our results of operations for our business, a discussion about matters affecting future results, and also includes our cash available for distribution calculation;

• CRITICAL ACCOUNTING POLICIES AND ESTIMATES

- Includes a discussion of critical accounting policies and estimates that require the use of significant estimates and judgments;

• LIQUIDITY AND CAPITAL RESOURCES

- Includes a discussion of known trends and uncertainties, available liquidity, an analysis of our cash flow activities, off balance sheet arrangements, contractual obligations, and quantitative and qualitative disclosures about market risk;

• OTHER ISSUES

- Additional discussion about factors that could impact our business.

EXECUTIVE OVERVIEW

We reported net income of $193.5 million in 2012 compared with $172.0 million in 2011. Cash available for distribution was $229.3 million in 2012 compared with $212.4 million in 2011. Our increase in net income and cash available for distribution was mainly the result of the addition of the Big Sandy pipeline and East Tennessee’s Northeastern Tennessee (NET) assets to our portfolio in July and September 2011, respectively.

In October 2012, we continued to execute on our growth strategy by expanding our geographic reach to the northeast U.S. markets with the acquisition of a 38.76% ownership interest in Maritimes & Northeast Pipeline, L.L.C (M&N US) from Spectra Energy for approximately $318.7 million in cash and approximately $56.2 million in newly issued common and general partner units.

We increased the quarterly cash distributions each quarter in 2012 from $0.475 per limited partner unit for the fourth quarter of 2011, paid in February 2012, to $0.495 per limited partner unit for the fourth quarter of 2012, paid on February 14, 2013.

In January 2013, East Tennessee executed agreements with Eastman Chemical Company (Eastman) to provide an additional 86 million cubic feet per day (Mmcf/d) of gas service for 25 years to Eastman’s Kingsport, Tennessee, facility. The combined capital cost is approximately $120 million and includes modifying existing East Tennessee facilities and building a new 6.4-mile pipeline extension. The first project will provide service of 25 Mmcf/d and is expected to begin in November 2013. The Kingsport Expansion Project, which will provide 61 Mmcf/d of additional capacity, is anticipated to be in service during the first quarter of 2015. Coupled with Eastman’s current contracts, East Tennessee will provide 121 Mmcf/d of firm capacity to the Kingsport facility when the projects are completed. The projects are subject to approvals by the boards of directors of Spectra Energy, Spectra Energy Partners and Eastman, as well as regulatory approvals.

We will rely upon cash flows from operations, including cash distributions received from Gulfstream, Market Hub and M&N US, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2013. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings and possibly securing additional sources of capital including debt and/or equity. We expect to maintain an investment-grade capital structure and liquidity profile that supports our strategic objectives. Therefore, we will continue to monitor market requirements and our liquidity, and make adjustments to these plans, as needed.

Business Strategy

Our primary business objective is to grow unitholder value over time by:

•

Actively engaging in the marketplace for strategic acquisitions of assets that enhance our portfolio, including drop downs from our General Partner. We target potential acquisitions both in the area of our existing geographic footprint and asset mix, as well as those that may be in new regions or lines of businesses that fit our fee-based business profile. These could be either third party acquisitions, or assets that are dropped down from the owner of our General Partner, Spectra Energy.

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

Supply and Demand Dynamics

Changes in natural gas supply such as new discoveries of natural gas reserves, declining investment in production in certain fields and the introduction of new sources of natural gas supply, such as non-conventional and natural gas shale plays, affect the demand for our services from both producers and consumers. As these supply dynamics shift, we anticipate that we will actively pursue projects that link these new sources of supply to producers and consumers willing to contract for transportation or storage on a firm basis. Changes in demographics, the amount of natural gas-fired power generation and shifts in residential and industrial usage affect the overall demand for natural gas. In turn, our customers, which include LDCs, utilities, industrials, marketers, producers and power generators, increase or decrease their demand for our services as a result of these changes.

The market areas our assets currently serve are projected to continue to exhibit strong demand for natural gas with an average annual growth of 2.2%, as compared to the growth rate of 1.4% in the U.S. lower 48 states. This demand growth is primarily driven by expected increases in natural gas-fired electric generation.

Growth of Natural Gas Storage Facilities

Natural gas storage plays an important role in the natural gas transportation industry, due to the need to balance seasonal pricing, provide gas for power generation and to balance the difference in timing of natural gas supplies and natural gas demand. The southeastern region of the United States has a large number of high-deliverability, salt-cavern storage facilities and the demand for this type of storage is expected to continue over time particularly to support growing natural gas fired electric generation. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new non-conventional shale gas supplies. These market factors will continue to keep downward pressure on storage values in the near term.

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

RESULTS OF OPERATIONS

	2012	2011	Increase (Decrease)	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$236.8	$205.0	$31.8	$197.7	$7.3
Operating, maintenance and other expenses	81.3	83.6	(2.3)	80.6	3.0
Depreciation and amortization	37.3	33.2	4.1	29.4	3.8

Operating income	118.2	88.2	30.0	87.7	0.5
Equity in earnings of unconsolidated affiliates	107.6	107.3	0.3	75.1	32.2
Other income and expenses, net	0.3	2.1	(1.8)	0.8	1.3
Interest income	0.1	0.5	(0.4)	0.1	0.4
Interest expense	31.3	25.0	6.3	16.2	8.8

Earnings before income taxes	194.9	173.1	21.8	147.5	25.6
Income tax expense (benefit)	1.4	1.1	0.3	(0.4)	1.5

Net income	$193.5	$172.0	$21.5	$147.9	$24.1

Net cash provided by operating activities	$240.8	$220.1	$20.7	$184.8	$35.3
Adjusted EBITDA(a)	155.5	121.4	34.1	117.1	4.3
Cash Available for Distribution(a)	229.3	212.4	16.9	176.4	36.0

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles (GAAP).

2012 Compared to 2011

Operating Revenues. Operating revenues increased $20.3 million due to the acquisition of Big Sandy in July 2011 and $15.3 million due to the NET project placed in commercial service in September 2011. These increases were partially offset by lower revenues at Ozark in 2012. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term, have negatively affected Ozark revenues.

Operating, Maintenance and Other. The increased costs related to the acquisition of Big Sandy and 2012 transaction costs related to the M&N US dropdown were more than offset by 2011 transaction costs associated with the acquisition of Big Sandy, expenses related to securing SEP’s initial credit rating, and 2011 non-recurring unfavorable inventory and ad valorem tax adjustments.

Depreciation and Amortization. The increase was driven mainly by the acquisition of Big Sandy assets and the NET project.

Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates of $107.6 million for the year ended December 31, 2012 were in line with $107.3 million for the year ended December 31, 2011. The following schedule summarizes the components of equity in earnings of unconsolidated affiliates and our ownership interest for the years ended 2012, 2011, and 2010.

	2012	2011		Increase (Decrease)	2010		Increase (Decrease)
	(in millions, except where noted)
Gulfstream
Net Income	$129.3	$132.0		$(2.7)	$131.6		$0.4
Ownership Interest(a)	49%	49%		—	49%		—
Equity in Earnings of Unconsolidated Affiliates(a)	$63.3	$64.7		$(1.4)	$35.5		$29.2
Market Hub
Net Income	$80.7	$85.4		$(4.7)	$79.3		$6.1
Ownership Interest	50%	50%		—	50%		—
Equity in Earnings of Unconsolidated Affiliates	$40.3	$42.6		$(2.3)	$39.6		$3.0
Maritimes & Northeast Pipeline L.L.C(b)
Net Income	$10.2	—	(b)	$10.2	—	(b)	—	(b)
Ownership Interest	38.76%	—	(b)	38.76%	—	(b)	—	(b)
Equity in Earnings of Unconsolidated Affiliates	$4.0	—	(b)	$4.0	—	(b)	—	(b)

Total Equity in Earnings of Unconsolidated Affiliates	$107.6	$107.3		$0.3	$75.1		$32.2

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest are recorded prospectively from the date of acquisition.
(b)	M&N US was acquired on October 31, 2012 and is accounted for as an equity method investment. Equity earnings are recorded prospectively from the date of acquisition. Net income is from acquired date to December 31, 2012.

The increase in equity earnings of $4.0 million from the acquisition of 38.76% interest in M&N US was mostly offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals and lower equity earnings at Gulfstream driven by higher operating, maintenance and other expenses due to favorable ad valorem tax adjustments in 2011 and higher pipeline integrity costs in 2012.

Other Income and Expenses, Net. The decrease is primarily due to a higher equity portion of allowance for funds used during construction (AFUDC) on the NET project in 2011.

Interest Expense. The increase is due to the issuance of $500.0 million in senior unsecured notes in June 2011.

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

Equity in Earnings of Unconsolidated Affiliates. There was a $29.2 million increase as a result of doubling our ownership interest in Gulfstream from 24.5% to 49% in November 2010. The remaining $3.0 million increase in equity earnings resulted from our 50% interest in Market Hub. Market Hub’s revenues increased as a result of the commercial in-service of the expansion projects, partially offset by lower contract rates. Market Hub’s net income also reflects a decrease in depreciation expense in 2011 due to a change in the estimated useful life of storage facilities, as well as higher ad valorem taxes in 2011.

Other Income and Expenses, Net. The increase in the equity portion of AFUDC resulted from higher capital expenditures in 2011 on the NET project.

Interest Expense. The increase is primarily due to the issuance of $500 million in new senior unsecured notes in June 2011.

Income Tax Expense (Benefit). The increase was driven by a favorable tax adjustment in 2010.

Matters Affecting Future Results

We plan to continue earnings growth through a consistent focus on executing our strategy of strategic acquisitions, including drop downs from our general partner and organic growth that fit our business model.

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

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream, Market Hub and M&N US, Interest Income, and Other Income and Expenses, Net, which primarily consists of non-cash AFUDC. Since Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is a non-GAAP measure and should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity in accordance with GAAP.

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

Cash Available for Distribution

We define Cash Available for Distribution (CAD) as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream, Market Hub and M&N US and net preliminary project costs, less interest expense, cash paid for income tax expense, and maintenance capital expenditures, excluding the impact of reimbursable projects, and other non-cash items affecting net income. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution for M&N US includes an adjustment for amortizing bond payments. These bond payments are paid out in second and fourth quarters of each year using operating cash flows. Spectra Energy Partners, Gulfstream and Market Hub do not make similar bond payments. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash that we plan to distribute for a given period.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2012	2011(a)	2010(a)
	(in millions)
Net income	$193.5	$172.0	$147.9
Add:
Interest expense	31.3	25.0	16.2
Income tax expense (benefit)	1.4	1.1	(0.4)
Depreciation and amortization	37.3	33.2	29.4
Less:
Equity in earnings of Gulfstream	63.3	64.7	35.5
Equity in earnings of Market Hub	40.3	42.6	39.6
Equity in earnings of M&N US.	4.0	—	—
Interest income	0.1	0.5	0.1
Other income and expenses, net	0.3	2.1	0.8

Adjusted EBITDA	155.5	121.4	117.1
Add:
Cash Available for Distribution from Gulfstream	78.8	81.0	44.1
Cash Available for Distribution from Market Hub	45.0	46.0	45.6
Cash Available for Distribution from M&N US	2.1	—	—
Preliminary project costs, net	—	0.1	—
Less:
Interest expense	31.3	25.0	16.2
Cash paid for income tax expense	—	—	0.7
Maintenance capital expenditures	21.3	13.1	14.8
Other	(0.5)	(2.0)	(1.3)

Cash Available for Distribution	$229.3	$212.4	$176.4

(a)	Cash Available for Distribution for 2011 and 2010 has been revised to reflect the refinement to our definition that was effective January 1, 2012 as disclosed in our 2011 Form 10-K.

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2012	2011(a)	2010(a)
	(in millions)
Net cash provided by operating activities	$240.8	$220.1	$184.8
Interest income	(0.1)	(0.5)	(0.1)
Interest expense	31.3	25.0	16.2
Income tax expense — current	—	—	0.6
Distributions received from Gulfstream	(63.3)	(66.8)	(33.4)
Distributions received from Market Hub	(44.3)	(49.5)	(47.7)
Distributions received from M&N US	(4.0)	—	—
Changes in working capital and other	(4.9)	(6.9)	(3.3)

Adjusted EBITDA	155.5	121.4	117.1
Add:
Cash Available for Distribution from Gulfstream	78.8	81.0	44.1
Cash Available for Distribution from Market Hub	45.0	46.0	45.6
Cash Available for Distribution from M&N US	2.1	—	—
Preliminary project costs, net	—	0.1	—
Less:
Interest expense	31.3	25.0	16.2
Cash paid for income tax expense	—	—	0.7
Maintenance capital expenditures	21.3	13.1	14.8
Other	(0.5)	(2.0)	(1.3)

Cash Available for Distribution	$229.3	$212.4	$176.4

(a)	Cash Available for Distribution for years 2011 and 2010 has been revised to reflect the refinement to our definition that was effective January 1, 2012 as disclosed in our 2011 Form 10-K.

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2012	2011(a)	2010(a)
	(in millions)
Net income	$129.3	$132.0	$131.6
Add:
Interest expense	70.2	69.9	69.8
Depreciation and amortization	35.6	35.4	35.0
Less:
Other income and expenses, net	—	—	0.9

Adjusted EBITDA — 100%	235.1	237.3	235.5
Add:
Preliminary project costs, net	0.6	1.1	0.6
Less:
Interest expense	70.2	69.9	69.8
Maintenance capital expenditures	4.6	2.8	1.3
Other	—	0.3	0.5

Cash Available for Distribution — 100%	$160.9	$165.4	$164.5

Adjusted EBITDA — Spectra Energy Partners’ Share(b)	$115.2	$116.2	$63.0
Cash Available for Distribution — Spectra Energy Partners’ Share(b)	$78.8	$81.0	$44.1

(a)	Cash Available for Distribution for years 2011 and 2010 has been revised to reflect the refinement to our definition that was effective January 1, 2012 as disclosed in our 2011 Form 10-K.
(b)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream which is accounted for as an equity method investment. The equity earnings related to the additional interest was recorded as of the date of the acquisition.

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	2012	2011	2010
	(in millions)
Net income	$80.7	$85.4	$79.3
Add:
Interest expense (benefit)	(0.1)	0.1	0.1
Income tax expense	0.3	0.2	0.2
Depreciation and amortization	11.4	10.8	14.5
Less:
Interest income	0.2	0.1	0.2
Other income and expenses, net	—	—	0.6

Adjusted EBITDA — 100%	92.1	96.4	93.3
Less:
Interest benefit	(0.1)	(0.1)	(0.1)
Cash paid for income tax expense	0.2	0.2	0.3
Maintenance capital expenditures	2.1	4.4	2.0

Cash Available for Distribution — 100%	$89.9	$91.9	$91.1

Adjusted EBITDA — 50%	$46.1	$48.2	$46.7
Cash Available for Distribution — 50%	$45.0	$46.0	$45.6

Maritimes & Northeast Pipeline US

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

2012
Net income	$10.2
Add:
Interest expense	6.5
Income tax expense	0.4
Depreciation and amortization	4.3
Less:
Other income and expenses, net	0.1

Adjusted EBITDA — 100%	21.3
Less:
Interest expense	6.5
Cash paid for amortizing bond payments	10.2
Cash paid for income tax expense	—
Maintenance capital expenditures	—
Other	(0.8)

Cash Available for Distribution — 100%	$5.4

Adjusted EBITDA — Spectra Energy Partners’ Share(a)	$8.3
Cash Available for Distribution — Spectra Energy Partners’ Share(a)	$2.1

(a)	During the fourth quarter of 2012, we acquired 38.76% interest of M&N US which is accounted for as an equity method investment. The equity earnings related to the acquired interest was recorded as of the date of the acquisition.

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

Regulatory Accounting

We account for our regulated operations at East Tennessee, Ozark Gas Transmission, Big Sandy and Saltville under accounting for regulated entities. Our equity investees Gulfstream and M&N US, also utilize this accounting. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $16.2 million as of December 31, 2012 and $17.3 million as of December 31, 2011. Total regulatory liabilities were $0.2 million as of December 31, 2012 and $0.5 million as of December 31, 2011.

Impairment of Goodwill

We perform an annual goodwill impairment test and update the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairments of goodwill were recorded in 2012, 2011 or 2010.

We perform the annual review for goodwill impairment at the reporting unit level, which we have determined to be our one reportable operating segment, Gas Transportation and Storage.

We had a goodwill balance of $461.7 million at December 31, 2012 and 2011. We primarily use a discounted cash flow analysis to determine fair value for our reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, and the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rate used for our reporting unit reflects continued expansion of our assets, driven by new natural gas supplies such as shale gas and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas fired electric generation plants. We assumed a long-term growth rate of 3.0% for our 2012 quantitative goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for our reporting unit, there would have been no impairment of goodwill.

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

Based on the results of our annual impairment testing, the fair value of our reporting unit at April 1, 2012 (our testing date) was substantially in excess of its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2012 through December 31, 2012 that would warrant re-testing for goodwill impairment.

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We will rely upon cash flows from operations, including cash distributions received from Gulfstream, Market Hub and M&N US, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2013. As of December 31, 2012, we had negative net working capital of $330.8 million compared to negative $204.3 million as of December 31, 2011. The December 31, 2012 balance included commercial paper of $336.4 million and the note payable on demand to Market Hub of $17.0 million. The December 31, 2011 balance included the East Tennessee notes payable of $150.0 million, a note payable on demand to Market Hub of $30.5 million and commercial paper of $27.0 million.

We have access to a revolving credit facility, with available capacity of $363.6 million at December 31, 2012. This facility is used principally to back-stop our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We also have $140.7 million of investments in commercial paper, funded with our proceeds from the November 2012 equity issuance, which may only be used to fund capital expenditures and acquisitions. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

In December 2012, East Tennessee issued $200.0 million aggregate principal amount of 3.10% senior unsecured notes due in 2024, replacing the $150.0 million aggregate principal notes due in 2012. In August 2012, we executed a new five-year promissory note payable agreement with Market Hub to borrow up to $50.0 million, replacing our existing note payable.

Cash flows from operations are fairly stable given that most of our revenues and those of our equity affiliates are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity affiliates, Gulfstream, Market Hub and M&N US. The amount of cash distributed to us, and the amount of cash we may be required to fund is determined by our equity affiliates based on operating cash flows and other factors as determined by the management of our equity affiliates. While we participate on the management committees of these equity affiliates, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity affiliates of $126.9 million in 2012, $125.5 million in 2011 and $87.2 million in 2010. As discussed in Item 8. Financial Statements and Supplementary Data, Note 1 of Notes to the Consolidated Financial Statements, a portion of these distributions are classified within Operating Cash Flows and the remainder is classified as Investing Cash Flows. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.

As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives. Therefore we will continue to monitor market requirements and our liquidity and make adjustments to these plans, as needed.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing for each of the periods presented:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by (used in):
Operating activities	$240.8	$220.1	$184.8
Investing activities	(501.0)	(286.0)	(507.8)
Financing activities	280.0	39.3	338.2

Net increase (decrease) in cash and cash equivalents	19.8	(26.6)	15.2
Cash and cash equivalents at beginning of the period	0.8	27.4	12.2

Cash and cash equivalents at end of the period	$20.6	$0.8	$27.4

Operating Cash Flows

Net cash provided by operating activities increased $20.7 million to $240.8 million in 2012 compared to 2011. This increase was driven primarily by increased earnings from the acquisition of Big Sandy and the completion of the NET project, both in 2011.

Net cash provided by operating activities increased $35.3 million to $220.1 million in 2011 compared to 2010. This increase was driven primarily by distributions received from Gulfstream related to the additional 24.5% interest acquired in November 2010.

Investing Cash Flows

Net cash flows used in investing activities totaled $501.0 million in 2012 compared to $286.0 million in 2011. The $215.0 million change was driven mainly by:

•	$140.7 million of net purchases of available-for-sale securities using funds from the November 2012 equity issuance as compared to $199.5 million of net proceeds in 2011, partially offset by

•	$318.7 million for the acquisition of 38.76% ownership interest in M&N US in 2012 as compared to $389.6 million for the acquisition of Big Sandy in 2011, and

•	a $56.1 million decrease in capital expenditures in 2012 due to the NET project at East Tennessee that went into commercial service in September 2011.

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

•	$389.6 million for the acquisition of Big Sandy in 2011 as compared to $256.6 million for an additional 24.5% interest in Gulfstream in 2010, and

•	a $72.6 million increase in capital expenditures primarily due to the NET project at East Tennessee.

Capital and Investment Expenditures

	2012	2011	2010
	(in millions)
Capital Expenditures
Gas Transportation and Storage(a)	$42.3	$98.4	$25.8
Investment Expenditures
Gulfstream(b)	—	3.8	5.9
Market Hub	14.9	13.5	16.6
M&N US(c)	—	—	—

Total capital and investment expenditures	$57.2	$115.7	$48.3

(a)	Excludes the acquisitions of Big Sandy in 2011.
(b)	Excludes the acquisition of an additional 24.5% interest in Gulfstream in 2010.
(c)	Excludes the acquisition of a 38.76% interest in October 2012.

Capital and investment expenditures for 2012 totaled $57.2 million and included $26.6 million for expansion projects and $30.6 million for maintenance and other projects, including the impact of reimbursable projects.

We project 2013 capital and investment expenditures of approximately $24 million, of which $19 million to be used for maintenance and other projects. The projected 2013 capital expenditures do not include the East Tennessee Eastman project announced in January 2013 as it is subject to board of director and regulatory approvals. Given our objective of growth through acquisitions and drop downs, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.

We continue to evaluate customers’ needs for incremental expansion opportunities at East Tennessee, Big Sandy, Gulfstream, Market Hub and M&N US. In addition, we are assessing the needs of our Ozark customers for additional transportation services. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time to serve growth in gas-fired power generation, oil-to-gas conversions, industrial development and attachments to new gas supply.

Financing Cash Flows

Net cash provided by financing activities totaled $280.0 million in 2012 compared to $39.3 million in 2011. The $240.7 million change was driven mainly by:

•	$359.4 million of net debt issuances in 2012, including the net increase in the East Tennessee note payable and commercial paper borrowings used to fund the acquisition of a 38.76% in M&N US,

compared to $20.6 million of net issuances in 2011, including net revolver borrowings and commercial paper, partially offset by

•	$148.2 million of net proceeds from the 2012 issuance of common units as compared to $217.9 million in 2011, and

•	a $24.6 million increase in distributions to partners in 2012 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights.

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

Acquisition of M&N US. On October 31, 2012, we acquired a 38.76% ownership interest in M&N US from Spectra Energy for approximately $318.7 million in cash and approximately $56.2 million in newly issued common and general partner units. As of December 31, 2012, M&N US has debt outstanding of $429.0 million, 38.76% of which is $166.3 million.

Common Unit Issuance. In November 2012, we issued 5.5 million common units to the public representing limited partner interests. The net proceeds from this offering were $148.2 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short term securities, or a combination of both.

Acquisition of Big Sandy. In July 2011, we completed the acquisition of Big Sandy from EQT for approximately $390.0 million in cash. On June 14, 2011, we issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy resulting in net proceeds of $217.9 million. The proceeds from this offering were used to fund a portion of the purchase price of Big Sandy.

Acquisition of Additional Gulfstream Interest. In November 2010, we acquired an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy for approximately $330 million. The transaction was initially funded by $256.6 million drawn on our available bank credit facility, issuance of $66.0 million in common and general partner units and the assumption of approximately $7.4 million in debt owed to a subsidiary of Spectra Energy. Following this transaction, we issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy, resulting in net proceeds of $221.0 million that were used to repay the $7.4 million debt assumed in the acquisition and purchase $209.0 million of qualifying investment-grade securities used as collateral for $207.2 million of new term debt. The remaining $4.6 million was used for general partnership purposes.

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

New Debt Issuance, Available Credit Facility and Restrictive Debt Covenants. On December 6, 2012, East Tennessee issued $200.0 million aggregate principal amount of 3.10% senior unsecured notes due in 2024. A portion of the net proceeds from the offering were used to repay the $150.0 million note payable due in 2012 at East Tennessee. The remaining balance of the proceeds was used for general partnership purposes.

On August 15, 2012, we entered into a new five-year promissory note payable agreement with our equity affiliate, Market Hub, to borrow up to $50.0 million, replacing our existing note payable. The note matures on August 15, 2017, however, any borrowings under the agreement are payable on demand to Market Hub. The promissory note bears interest based on 30-day LIBOR rates. As of December 31, 2012, we had $17.0 million of borrowings outstanding under the note.

In June 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes, including $250.0 million 2.95% senior note due 2016 and $250.0 million 4.60% senior notes due 2021. The net proceeds from the offering were used to repay all of the outstanding borrowings under our term loan and a significant portion of the funds borrowed under our credit facility. The remaining balance of the proceeds was used for general partnership purposes.

In October 2011, we entered into a new $700.0 million revolving credit agreement which replaced our $500.0 million credit facility. Our new credit facility expires in 2016 and replaces the facility that was scheduled to expire in 2012. After executing the new credit agreement, we established a commercial paper program providing for the issuance of up to $700.0 million of commercial paper to fund our short-term borrowing needs, including the initial funding of capital expenditures. Our new credit facility is available to repay our commercial paper, if necessary. As of December 31, 2012, we had $363.6 million available under the revolving credit facility.

The issuance of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2012, there were no letters of credit issued under the credit facility or revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of December 31, 2012, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization, as defined in the agreement, of 5.0 or less. As of December 31, 2012, the ratio was 3.7.

Credit Ratings. On January 31, 2013 our credit ratings are BBB/Stable from Standard & Poor’s and Fitch Ratings and Baa3/Stable from Moody’s Investors Service. Our credit ratings are dependent upon, among other factors, our ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions, the leverage of Spectra Energy and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of capital and, as a result, have an impact on our liquidity.

Cash Distributions. The partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.

We increased the quarterly cash distributions each quarter of 2012 from $0.475 per limited partner unit for the fourth quarter of 2011 to $0.495 per limited partner unit for the fourth quarter of 2012, or 4.2%. A cash distribution to our unitholders of $0.495 per limited partner unit was declared on January 28, 2013 and was paid on February 14, 2013.

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

Subordinated Unit Conversion. In 2010, all subordinated units were converted into common units on a one-for-one basis. Since there are no subordinated units, distributions are shared equally among the limited partner units owed by subsidiaries of Spectra Energy and limited partner units owned by other common unitholders.

Other Financing Matters. We have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing entities or structures with third parties, except for normal operating lease arrangements and financings entered into by equity investment pipeline operations. These debt obligations do not contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.

As of December 31, 2012, Gulfstream had $1,150.0 million aggregate principal amounts of senior notes outstanding and M&N US had a $429.0 million aggregate principal amount of a senior note outstanding, none of which is included on our consolidated balance sheets.

Contractual Obligations

We enter into contracts that require payment of cash at certain specified periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. It is expected that the majority of these current liabilities will be paid in cash in 2013.

Contractual Obligations as of December 31, 2012

	Payments Due by Period
	Total	2013	2014 & 2015	2016 & 2017	2018 & Beyond
	(in millions)
Long-term debt, including current maturities(a)	$896.7	$25.1	$50.1	$288.8	$532.7
Operating leases	3.0	0.2	0.3	0.2	2.3
Purchase obligations	0.5	0.5	—	—	—

Total contractual cash obligations	$900.2	$25.8	$50.4	$289.0	$535.0

(a)	Excludes commercial paper and note payable to affiliates as both are current liabilities. See Note 10 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with interest rate and credit exposure. We have established comprehensive risk management policies to monitor and manage these market risks. Spectra Energy is responsible for the overall governance of managing our interest rate risk and credit risk, including monitoring exposure limits.

Interest Rate Risk

We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. See Item 8. Financial Statements and Supplementary Data, Notes 1, 10 and 13 of Notes to Consolidated Financial Statements.

Based on a sensitivity analysis as of December 31, 2012, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2013 than in 2012, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $1.9 million. Comparatively, based on a sensitivity analysis as of December 31, 2011, had short-term interest rates averaged 100 basis points higher (lower) in 2012 than in 2011, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by $0.6 million. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2012 and 2011.

In 2008, we entered into a series of two and three-year “pay fixed — receive floating” interest rate swap agreements with Spectra Energy to mitigate our exposure to variable interest rates on $140.0 million of loans outstanding under the revolving credit facility. In 2009, we entered into a series of three-year “pay fixed — receive floating” interest rate swap agreements with third parties to mitigate our exposure to variable interest rates on $40.0 million of loans outstanding under the revolving credit facility. In June 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired. In 2011, our remaining floating-to-fixed interest rate swaps expired or were terminated in conjunction with the pay down of our credit facility. As of December 31, 2012, we did not have any derivatives outstanding.

Credit Risk

Credit risk represents the loss that we would incur if a customer fails to perform under its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by us generally under park and loan services and no-notice services. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located throughout the United States. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector.

We had one customer that represented approximately 10% of the gross fair value of trade accounts receivable at December 31, 2012.

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

Market Hub, our 50% equity investment, also has gas imbalances created primarily by park-and-loan services. Increases in gas prices and gas price volatility can materially increase Market Hub’s credit risk related to gas loaned to customers. The highest amount of gas loaned out by Market Hub during 2012 was approximately 11.8 Bcf. The market value of that volume, assuming an average market price of $3.75 per MMBtu, would be $44.3 million. Market Hub’s credit exposure from gas loans is managed consistent with the program described above, and Market Hub obtains security deposits as necessary from third parties and affiliates to cover any excess exposure.

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

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expired in 2012 and had not been ratified by the United States. United Nations-sponsored international negotiations were held in Doha, Qatar in December 2012 with the intent of laying the groundwork for a new global agreement on climate action to come into effect by 2020. An agreement was reached to amend the Kyoto Protocol extending it to 2020 when a potential new agreement could take effect.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations in the United States could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States has not ratified the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement for our sector. The EPA issued a final Mandatory Greenhouse Gas Reporting rule in 2009 that required annual reporting of GHG emissions data from certain of our U.S. operations beginning in 2010. In 2010, the EPA released additional requirements for natural gas system reporting that have expanded the reporting requirements for GHG emissions starting in 2011. These reporting requirements have not had and are not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. In 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). This regulation establishes that, beginning in January 2011, the construction of new or the modification of existing major sources of GHG emissions would become subject to the PSD air permitting program (and later, the Title V permitting program). This regulation also significantly increased the emission thresholds that would determine what facilities will become subject to these regulations. In June 2012, these regulations, along with other GHG regulations and determinations issued by the EPA, were upheld by the D.C. Circuit of Appeals. A petition for a rehearing en banc with the full D.C. Circuit has been filed by the parties challenging these regulations. In July 2012, the EPA determined in Step 3 of the Tailoring Rule process that it would maintain the current GHG emissions thresholds for PSD and Title V applicability. This rule has also been appealed. We anticipate that in the future, new capital projects or modification of existing projects could be subject to a permit requirement related to GHG emissions that may result in delays in completing such projects.

In addition, several legislative proposals that would impose GHG emissions constraints have been considered by the U.S. Congress. To date, no such legislation has been enacted into law. A number of states in the United States are establishing or considering state or regional programs that would mandate reductions in GHG emissions. These regional programs include the Regional Greenhouse Gas Initiative which applies only to power producers in select northeastern states, the Western Climate Initiative which includes California and the Midwestern Greenhouse Gas Reduction Accord which includes six midwestern states. We expect some of our assets and operations could be affected either directly or indirectly by state or regional programs. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.

Due to the speculative outlook regarding any U.S. federal and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However, such legislation or regulation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects. We continue to monitor the development of greenhouse gas regulatory policies.

Other. For additional information on other issues, see Item 8. Financial Statements and Supplementary Data, Notes 5 and 12 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements

There were no significant accounting pronouncements adopted during 2012, 2011 or 2010 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Houston, Texas

February 27, 2013

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-unit amounts)

	Years Ended December 31,
	2012	2011	2010
Operating Revenues
Transportation of natural gas	$217.7	$182.4	$169.0
Storage of natural gas and other	19.1	22.6	28.7

Total operating revenues	236.8	205.0	197.7

Operating Expenses
Operating, maintenance and other	22.2	28.4	32.6
Operating, maintenance and other — affiliates	46.8	43.7	40.3
Depreciation and amortization	37.3	33.2	29.4
Property and other taxes	12.3	11.5	7.7

Total operating expenses	118.6	116.8	110.0

Operating Income	118.2	88.2	87.7

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	107.6	107.3	75.1
Other income and expenses, net	0.3	2.1	0.8

Total other income and expenses	107.9	109.4	75.9

Interest Income	0.1	0.5	0.1
Interest Expense	31.3	23.2	11.9
Interest Expense — Affiliates	—	1.8	4.3

Earnings Before Income Taxes	194.9	173.1	147.5
Income Tax Expense (Benefit)	1.4	1.1	(0.4)

Net Income	$193.5	$172.0	$147.9

Calculation of Limited Partners’ Interest in Net Income:
Net income	$193.5	$172.0	$147.9
Less:
General partner’s interest in net income	28.9	20.3	10.6

Limited partners’ interest in net income	$164.6	$151.7	$137.3

Weighted average limited partners units outstanding — basic and diluted	97.3	93.1	81.0
Net income per limited partner unit — basic and diluted	$1.69	$1.63	$1.70
Distributions paid per limited partner unit during the periods presented	$1.93	$1.845	$1.70

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2012	2011	2010
Net Income	$193.5	$172.0	$147.9
Other comprehensive income:
Unrealized mark-to-market net loss on hedges	—	—	(2.1)
Reclassification of cash flow hedges into earnings	(0.6)	1.7	4.6
Additional equity interest in Gulfstream’s other comprehensive income	—	—	2.5

Total Comprehensive Income	$192.9	$173.7	$152.9

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$20.6	$0.8
Receivables, trade (net of allowance for doubtful accounts of $0.1 at both December 31, 2012 and 2011)	23.5	22.3
Receivables — affiliates	0.1	1.3
Natural gas imbalance receivables	4.4	3.5
Natural gas imbalance receivables — affiliates	1.2	3.2
Inventory	2.8	7.0
Other	2.7	3.5

Total current assets	55.3	41.6

Investments and Other Assets
Investments in unconsolidated affiliates	921.2	727.2
Goodwill	461.7	461.7
Other investments	141.4	0.1

Total investments and other assets	1,524.3	1,189.0

Property, Plant and Equipment
Cost	1,475.9	1,439.3
Less accumulated depreciation and amortization	269.6	234.1

Net property, plant and equipment	1,206.3	1,205.2

Regulatory Assets and Deferred Debits	19.8	21.1

Total Assets	$2,805.7	$2,456.9

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2012	2011
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$4.2	$4.7
Accounts payable — affiliates	10.2	16.0
Taxes accrued	8.8	7.1
Natural gas imbalance payables	5.6	5.0
Natural gas imbalance payables — affiliates	0.8	1.9
Note payable — affiliates	17.0	30.5
Current maturities of long-term debt	—	150.0
Commercial paper	336.4	27.0
Other	3.1	3.7

Total current liabilities	386.1	245.9

Long-term Debt	699.6	499.4

Deferred Credits and Other Liabilities
Deferred income taxes	9.4	8.0
Other	5.0	5.9

Total deferred credits and other liabilities	14.4	13.9

Commitments and Contingencies

Partners’ Capital
Common units (103.6 million and 96.3 million units issued and outstanding at December 31, 2012 and 2011, respectively)	1,659.5	1,653.6
General partner units (2.1 million and 2.0 million units outstanding at December 31, 2012 and 2011, respectively)	42.2	39.6
Accumulated other comprehensive income	3.9	4.5

Total partners’ capital	1,705.6	1,697.7

Total Liabilities and Partners’ Capital	$2,805.7	$2,456.9

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$193.5	$172.0	$147.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.0	33.2	29.4
Deferred income tax expense (benefit)	1.4	1.1	(1.0)
Equity in earnings of unconsolidated affiliates	(107.6)	(107.3)	(75.1)
Distributions received from unconsolidated affiliates	111.6	116.3	81.1
Decrease (increase) in:
Receivables	(0.3)	(4.3)	2.0
Taxes receivable — affiliates	—	—	(0.1)
Other current assets	5.8	(0.1)	0.1
Increase (decrease) in:
Accounts payable	(3.6)	4.9	1.9
Taxes accrued	1.7	2.9	(0.2)
Other current liabilities	0.1	(0.9)	(1.2)
Other, assets	(0.1)	1.7	(0.1)
Other, liabilities	(0.7)	0.6	0.1

Net cash provided by operating activities	240.8	220.1	184.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(42.3)	(98.4)	(25.8)
Investment expenditures	(14.9)	(17.3)	(22.5)
Acquisitions, net of cash acquired	(318.7)	(389.6)	(256.6)
Distributions received from unconsolidated affiliates	15.3	9.2	6.1
Purchases of available-for-sale securities	(630.1)	(891.6)	(239.0)
Proceeds from sales and maturities of available-for-sale securities	489.4	1,091.1	30.0
Other	0.3	10.6	—

Net cash used in investing activities	(501.0)	(286.0)	(507.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	200.0	499.4	207.2
Payments for the redemption of long-term debt	(150.0)	(207.2)	—
Net increase (decrease) in revolving credit facility borrowings	—	(298.6)	58.6
Net increase in commercial paper	309.4	27.0	—
Proceeds from issuance of units	148.2	217.9	220.8
Proceeds from notes payable — affiliates	5.0	26.0	30.3
Payments on notes payable — affiliates	(18.5)	(29.5)	(23.8)
Payments on notes assumed in acquisition — affiliates	—	—	(7.4)
Distributions to partners	(213.9)	(189.3)	(145.9)
Other	(0.2)	(6.4)	(1.6)

Net cash provided by financing activities	280.0	39.3	338.2

Net increase (decrease) in cash and cash equivalents	19.8	(26.6)	15.2
Cash and cash equivalents at beginning of the period	0.8	27.4	12.2

Cash and cash equivalents at end of the period	$20.6	$0.8	$27.4

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$29.4	$23.0	$15.7
Cash paid for income taxes	—	—	0.7
Property, plant and equipment noncash accruals	0.3	2.8	0.8
Deemed contributions from General Partner for services provided	—	—	1.4
Units issued as partial consideration for acquisitions	56.2	—	66.0

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Partners’ Capital			Accumulated Other Comprehensive Income (Loss)	Total
	Limited Partners		General Partner
	Common	Subordinated
December 31, 2009	$1,015.0	$308.5	$27.2	$(2.2)	$1,348.5

Net income	119.0	18.3	10.6	—	147.9
Unrealized mark-to-market net loss on hedges	—	—	—	(2.1)	(2.1)
Reclassification of cash flow hedges into earnings	—	—	—	4.6	4.6
Additional equity interest in Gulfstream’s other comprehensive income	—	—	—	2.5	2.5
Excess purchase price over net acquired assets in Gulfstream acquisition	(147.3)	—	(2.8)	—	(150.1)
Issuance of units	281.1	—	5.9	—	287.0
Attributed deferred tax benefit	0.5	0.1	—	—	0.6
Distributions to partners	(109.4)	(27.2)	(9.3)	—	(145.9)
Contributions from general partner	—	—	1.4	—	1.4
Conversion of subordinated units to common units	299.7	(299.7)	—	—	—
Other, net	0.1	—	(0.1)	—	—

December 31, 2010	1,458.7	—	32.9	2.8	1,494.4

Net income	151.7	—	20.3	—	172.0
Reclassification of cash flow hedges into earnings	—	—	—	1.7	1.7
Issuance of units	213.6	—	4.5	—	218.1
Attributed deferred tax benefit	0.7	—	—	—	0.7
Distributions to partners	(171.2)	—	(18.1)	—	(189.3)
Other, net	0.1	—	—	—	0.1

December 31, 2011	1,653.6	—	39.6	4.5	1,697.7

Net income	164.6	—	28.9	—	193.5
Reclassification of cash flow hedges into earnings	—	—	—	(0.6)	(0.6)
Excess purchase price over net acquired assets in Maritimes & Northeast Pipeline L.L.C. acquisition	(172.4)	—	(3.5)	—	(175.9)
Issuance of units	200.6	—	4.2	—	204.8
Attributed deferred tax benefit	(0.1)	—	—	—	(0.1)
Distributions to partners	(186.9)	—	(27.0)	—	(213.9)
Other, net	0.1	—	—	—	0.1

December 31, 2012	$1,659.5	$—	$42.2	$3.9	$1,705.6

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

Nature of Operations. Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems located throughout the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. We are a Delaware master limited partnership (MLP) formed on March 19, 2007 and completed our initial public offering on July 2, 2007. As of December 31, 2012, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 61% of us and the remaining 39% was publicly owned.

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

We account for investments in 20% to 50%-owned affiliates under the equity method. These investments include our 50% investment in Market Hub Partners Holding (Market Hub), 49% investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream) and 38.76% investment in Maritimes & Northeast Pipeline, L.L.C. (M&N US).

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

Customers accounting for 10% or more of consolidated revenues during 2012, 2011 or 2010 are as follows:

	% of Revenues
Customer	2012	2011		2010
EQT Corporation	19%	12%		(a	)
Tennessee Valley Authority	10	(a	)	(a	)

(a)	Percentage less than 10%.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $0.2 million in 2012 (an equity component of $0.2 million), $2.0 million in 2011 (an equity component of $1.7 million and an interest expense component of $0.3 million) and $0.7 million in 2010 (an equity component of $0.6 million and an interest expense component of $0.1 million).

Income Taxes. As a result of our MLP structure, we are not subject to federal income tax. Our federal taxable income or loss is reported on the respective income tax returns of our partners. However, we are subject to Tennessee and New Hampshire income tax. Market Hub is liable to Spectra Energy for Texas income (margin) tax under a tax sharing agreement. As of December 31, 2012, the difference between the tax basis and the reported amounts of Spectra Energy Partners’ assets and liabilities is $1.8 billion.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for any investments that are considered restricted funds, are considered cash equivalents.

Inventory. Inventory consists mainly of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at cost, using the average cost method.

Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Cash Flows. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.

Cash Flow Hedges. We have previously entered into interest rate swaps which were designated as effective cash flow hedges. For all hedge contracts, we prepare documentation of the hedge in accordance with accounting standards and assess whether the hedge contract is highly effective, both at inception and on a quarterly basis, in offsetting changes in cash flows or fair values of hedged items. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are reported as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged transaction. As of December 31, 2012, we did not have any cash flow hedges outstanding.

Investments. We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities and short-term money market securities. We classify all short term money market securities that are restricted or pledged as collateral as available-for-sale (AFS). These AFS securities and other investments in money market securities are carried at fair value. Realized gains and losses and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of AFS securities are presented on a gross basis within Cash Flows From Investing Activities in the accompanying Consolidated Statements of Cash Flows. See also Notes 7 and 14 for additional information.

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2012, 2011 or 2010.

We perform the annual review for goodwill impairment at the reporting unit level, which we have determined to be our one reportable operating segment, Gas Transportation and Storage.

We perform either a qualitative assessment or a quantitative assessment of our reporting unit based on management’s judgment. With respect to the qualitative assessment, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount.

In connection with the quantitative assessment, we primarily use a discounted cash flow analysis to determine fair value for our reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections. If the carrying amount of the reporting unit exceeds its fair value, a comparison of the fair value and carrying value of the goodwill of that reporting unit needs to be performed. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

As of December 31, 2012, goodwill was $461.7 million and there were no changes to the goodwill balance during 2012 or 2011.

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

When we retire regulated property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units, or retire non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

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

Consolidated Statements of Cash Flows. Cash flows from borrowings and repayments under revolving credit facilities that had documented original maturities of 90 days or less are reported on a net basis as Net Increase (Decrease) in Revolving Credit Facility Borrowings within Cash Flows From Financing Activities.

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

New Accounting Pronouncements. There were no significant accounting pronouncements adopted during 2012, 2011 or 2010 that had a material impact on our consolidated results of operations, financial position or cash flows.

2. Acquisitions

M&N US. On October 31, 2012, we acquired a 38.76% ownership interest in M&N US from Spectra Energy for approximately $318.7 million in cash and approximately $56.2 million in newly issued common and general units. As of December 31, 2012, M&N US has debt outstanding of $429.0 million, 38.76% of which is $166.3 million. M&N US owns a Federal Energy Regulatory Commission (FERC) regulated mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. As of December 31, 2012, M&N US’ firm transportation and storage contracts had a weighted average remaining life of 20 years. In 2012, 99% of M&N US’ revenues were derived from capacity reservation charges under firm contracts, with the remainder derived from variable usage fees under firm and interruptible transportation contracts. M&N US’ pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

The M&N US acquisition represented a transaction between entities under common control, but did not represent a change in reporting entity. Accordingly, the Consolidated Financial Statements and related information presented herein include the results of the acquisition of M&N US as of the date of the acquisition.

The 38.76% interest in M&N US was recorded at the historical book value of Spectra Energy of $199.1 million. The $175.9 million excess purchase price over the book value of net assets acquired was recorded as a reduction to Partners’ Capital, and the $56.2 million of common and general partner units issued were recorded as increases to Partners’ Capital.

Big Sandy. On July 1, 2011, we completed the acquisition of Big Sandy from EQT Corporation (EQT) for approximately $390.0 million in cash. Big Sandy’s primary asset is a FERC regulated natural gas pipeline system in eastern Kentucky with capacity of approximately 0.2 billion cubic feet (Bcf) per day. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. EQT is the main shipper on the pipeline, with over 80% of the pipeline’s capacity. With 100% fee-based revenues and a weighted average contract life of 14 years, the acquisition of Big Sandy strengthens our portfolio of fee-based natural gas assets and is consistent with our strategy of growth through third-party acquisitions.

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

The purchase price is greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted above. The goodwill reflects the value of the strategic location of the pipeline and the opportunity to expand and grow the business. Pro forma results of operations reflecting the acquisition of Big Sandy as if the acquisition had occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2012	2011	2010
	(in millions)
Operating, maintenance and other expenses	$46.8	$43.7	$40.3
Interest expense	—	1.8	4.3

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in millions)
Receivables	$0.1	$1.3
Natural gas imbalance receivables	1.2	3.2
Current assets — other	0.4	0.4
Accounts payable	10.2	16.0
Natural gas imbalance payables	0.8	1.9
Note payable	17.0	30.5

See also Notes 1, 8, 10, 11 and 13 for discussion of specific related party transactions.

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

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other mainly includes our equity investments in Gulfstream, Market Hub and M&N US and unallocated corporate costs.

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

M&N US owns an interstate natural gas pipeline that extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. M&N US pipeline links regional gas supplies with Northeast U.S. and Atlantic Canadian markets. M&N US’ operations are subject to the rules and regulations of the FERC.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Total Revenues	Segment EBIT/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment/ Total Assets
	(in millions)
2012
Gas Transportation and Storage	$236.8	$127.3	$37.3	$42.3	$1,715.0
Other	—	98.8	—	14.9	1,090.7

Total	236.8	226.1	37.3	57.2	2,805.7
Interest income	—	0.1	—	—	—
Interest expense	—	31.3	—	—	—

Total consolidated	$236.8	$194.9	$37.3	$57.2	$2,805.7

2011
Gas Transportation and Storage	$205.0	$99.7	$33.2	$98.4	$1,806.7
Other	—	97.9	—	17.3	650.2

Total	205.0	197.6	33.2	115.7	2,456.9
Interest income	—	0.5	—	—	—
Interest expense	—	25.0	—	—	—

Total consolidated	$205.0	$173.1	$33.2	$115.7	$2,456.9

2010
Gas Transportation and Storage	$197.7	$97.8	$29.4	$25.8	$1,299.0
Other	—	65.8	—	22.5	923.5

Total	197.7	163.6	29.4	48.3	2,222.5
Interest income	—	0.1	—	—	—
Interest expense	—	16.2	—	—	—

Total consolidated	$197.7	$147.5	$29.4	$48.3	$2,222.5

5. Regulatory Matters

Regulatory Assets and Liabilities. We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund Period Ends
	2012	2011
	(in millions)
Regulatory Assets(a)(b)
Regulatory asset related to income taxes(c)	$9.8	$9.9	(d	)
Vacation accrual	2.1	1.8	(e	)
Deferred debt expense/premium	2.9	3.5	(f	)
Fuel tracker(g)	1.4	2.1	2013

Total Regulatory Assets	$16.2	$17.3

Regulatory Liabilities(b)
Fuel tracker(g)	$0.2	$0.5	2013

Total Regulatory Liabilities	$0.2	$0.5

(a)	Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(c)	Relates to tax gross-up of the AFUDC equity portion.
(d)	Amortized over the life of the related property, plant and equipment.
(e)	Recoverable in future periods.
(f)	Prepayment penalty being amortized over the life of the retired debt.
(g)	Included in Current Assets and Current Liabilities.

Rate Related Information

East Tennessee. East Tennessee currently operates under the tariff rates approved by the FERC in a 2005 settlement.

Saltville. Saltville continues to operate under rates approved by the FERC in a 2008 settlement. Pursuant to the settlement, Saltville is required to file a rate case by October 1, 2013.

Gulfstream. Gulfstream operates under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities went into service. Gulfstream filed the Cost and Revenue Study and the FERC accepted the filing on August 6, 2012. There were no changes to rates.

Ozark Gas Transmission. Ozark continues to operate under rates approved by the FERC in 2000. In 2011, Ozark reached a settlement agreement with customers in a FERC rate proceeding that included a rate moratorium until October 1, 2012 and a requirement to file a rate case by October 1, 2015.

Big Sandy. Big Sandy operates under rates approved by the FERC in 2006.

M&N US. M&N US operates under rates approved by the FERC in a 2010 settlement.

Management believes that the effects of these matters will not have an adverse effect on our future consolidated results of operations, financial position or cash flows.

6. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	2012	2011	2010
	(in millions, except per-unit amounts)
Net income	$193.5	$172.0	$147.9
Less:
General partner’s interest in net income — 2%	3.9	3.4	3.0
General partner’s interest in net income attributable to incentive distribution rights	25.0	16.9	7.6

Limited partners’ interest in net income	$164.6	$151.7	$137.3

Weighted average limited partner units outstanding — basic and diluted	97.3	93.1	81.0
Net income per limited partner unit — basic and diluted	$1.69	$1.63	$1.70

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

Incentive Distribution Rights. The general partner holds incentive distribution rights beyond the first target distribution in accordance with the partnership agreement as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Per-Unit Amount	Common Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%

To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units. A cash distribution of $0.495 per limited partner unit was declared on January 28, 2013 and was paid on February 14, 2013 to unit holders of record at the close of business on February 7, 2013.

7. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities and short-term money market securities. We classify all short-term money market securities that are restricted or pledged as collateral as AFS. We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows. During the fourth quarter of 2012, we invested the proceeds from the November 2012 equity issuance in commercial paper. These investments may only be used to fund capital expenditures and acquisitions. As of December 31, 2012 we had $140.7 million of commercial paper investments classified as Other Investments on the Consolidated Balance Sheet. We had no marketable securities outstanding as of December 31, 2011.

In 2010, we invested in commercial paper with a portion of the proceeds from the equity issuance related to the Gulfstream acquisition. These investments were pledged as collateral against new term loans that were used to repay revolving borrowings, which were used to fund a portion of the consideration of the additional interest in Gulfstream and are classified as Other Investments on the Consolidated Balance Sheet. There was $207.2 million of term loans outstanding and $209.0 million of commercial paper investments pledged as collateral at December 31, 2010 valued at fair value. See Note 2 for additional information on the acquisition of additional interest in Gulfstream. In June 2011, the term loan was repaid using proceeds from the issuance of senior unsecured notes, and the related investments were liquidated.

8. Investments in Unconsolidated Affiliates

As of December 31, 2012, our investments in unconsolidated affiliates consisted of a 49% interest in Gulfstream, a 50% interest in Market Hub and 38.76% interest in M&N US.

During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream from a subsidiary of Spectra Energy, for a total interest of 49%. See Note 2 for further discussion. The equity earnings related to the additional 24.5% interest is included in our results from the date of the acquisition. In 2012, we received total distributions of $77.2 million from Gulfstream. Of these distributions, $63.3 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $13.9 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. In 2011, we received total distributions of $76.0 million from Gulfstream. Of these distributions, $66.8 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $9.2 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. In 2010, we received total distributions of $39.5 million from Gulfstream. Of these distributions, $33.4 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates. In 2011, Spectra Energy received a disproportionate distribution from Gulfstream in relation to their ownership percentage based on an agreement between Spectra Energy and us. This agreement does not impact future distributions.

We received distributions from Market Hub of $44.3 million in 2012, $49.5 million in 2011 and $47.7 million in 2010, which were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates.

On October 31, 2012, we purchased a 38.76% ownership in M&N US from Spectra Energy, see Note 2 for further discussion. The equity earnings related to our interest in M&N US is included in our results from the date of the acquisition. We received distributions from M&N US of $5.4 million in 2012. Of these distributions, $4.0 million were included in Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates and $1.4 million were included in Cash Flows from Investing Activities — Distributions Received From Unconsolidated Affiliates.

Our share of cumulative undistributed earnings of Market Hub totaled $132.5 million. Gulfstream and M&N US had no cumulative undistributed earnings at December 31, 2012.

As of December 31, 2012 and 2011, the carrying amounts of Gulfstream, Market Hub and M&N US approximated the amount of underlying equity in their respective net assets.

Investments in Unconsolidated Affiliates

	December 31,
	2012	2011
	(in millions)
Gulfstream	$345.5	$360.0
Market Hub	378.2	367.2
M&N US	197.5	—

Total	$921.2	$727.2

Equity in Earnings of Unconsolidated Affiliates

	2012	2011	2010
	(in millions)
Gulfstream(a)	$63.3	$64.7	$35.5
Market Hub	40.3	42.6	39.6
M&N US(b)	4.0	—	—

Total	$107.6	$107.3	$75.1

(a)	During the fourth quarter of 2010, we purchased an additional 24.5% interest in Gulfstream. The equity earnings related to the additional interest was recorded prospectively from the date of the acquisition.
(b)	During the fourth quarter of 2012, we acquired 38.76% interest of M&N US. The equity earnings related to the acquired interest was recorded prospectively from the date of the acquisition.

Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)

Statements of Operations

	2012(a)	2011	2010
	(in millions)
Operating revenues	$415.5	$396.7	$392.1
Operating expenses	118.3	109.2	112.8
Operating Income	297.2	287.5	279.3
Net Income	220.2	217.4	210.9

(a)	Included M&N US Statement of Operations information at the 100% level, prospectively from the date of acquisition, October 31, 2012.

Balance Sheets

	December 31,
	2012	2011
	(in millions)
Current assets	$227.3	$184.7
Non-current assets	3,417.0	2,518.1
Current liabilities	117.0	83.5
Non-current liabilities	1,569.4	1,149.7

9. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2012	2011
	(years)	(in millions)
Plant
Natural gas transmission	15-100	$1,319.2	$1,296.2
Storage	17-35	112.6	113.8
Gathering and processing facilities	5-40	12.0	11.8
Equipment	5-15	4.8	6.0
Vehicles	5-15	3.2	3.2
Land	—	2.7	2.7
Construction in process	—	13.8	1.0
Other	5-33	7.6	4.6

Total property, plant and equipment		1,475.9	1,439.3
Total accumulated depreciation and amortization		(269.6)	(234.1)

Total net property, plant and equipment		$1,206.3	$1,205.2

Substantially all of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2.6% for 2012, 2.7% for 2011 and 2.7% for 2010. We had no material capital leases at December 31, 2012 or December 31, 2011.

10. Debt and Credit Facility

Summary of Debt and Related Terms

	Interest Rate	Year Due	December 31,
			2012	2011
			(in millions)
Senior unsecured note payable	2.95%	2016	$250.0	$250.0
Senior unsecured note payable	4.60%	2021	250.0	250.0
East Tennessee notes payable	3.10%	2024	200.0	—
East Tennessee notes payable	5.71%	2012	—	150.0
Commercial paper(a)	0.75%	—	336.4	27.0
Note payable — affiliate(b)	0.22%	2013	17.0	30.5

Total debt			$1,053.4	$707.5
East Tennessee notes payable(c)			—	(150.0)
Commercial paper			(336.4)	(27.0)
Note payable — affiliate			(17.0)	(30.5)
Unamortized debt discount			(0.4)	(0.6)

Total long-term debt			$699.6	$499.4

(a)	The weighted-average days to maturity were 16.7 days as of December 31, 2012.
(b)	Borrowings bearing interest based on a one-month London InterBank Offering Rate (LIBOR).
(c)	In 2011, the East Tennessee notes payable was reclassified from non-current to current since the note matured in the year 2012.

Annual Maturities

December 31, 2012
(in millions)
2013	$17.0
2014	—
2015	—
2016	250.0
2017	—
Thereafter	450.0

Total debt(a)	$717.0

(a)	Excludes commercial paper of $336.4 million.

We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.

Senior Unsecured Notes. On June 9, 2011, we issued $500.0 million aggregate principal amount of senior unsecured notes, including $250.0 million 2.95% senior notes due in 2016 and $250.0 million 4.60% senior notes due in 2021. Interest on the notes will be payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2011. Net proceeds from this offering were used to repay all of the outstanding borrowings under our term loan and a significant portion of the funds borrowed under the credit facility, with the remaining balance used for general partnership purposes.

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

East Tennessee Notes Payable. On December 6, 2012, East Tennessee issued $200.0 million aggregate principal amount of 3.10% senior unsecured notes due in 2024. A portion of the net proceeds from the offering were used to repay the $150.0 million notes payable due in 2012 at East Tennessee. The remaining balance of the proceeds was used for general partnership purposes.

East Tennessee’s debt agreement contains financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital. Failure to maintain the covenants could require East Tennessee to immediately pay down the outstanding balance. As of December 31, 2012, East Tennessee was in compliance with those covenants. In addition, the debt agreement allows for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries, if any. The debt agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

Credit Facility and Commercial Paper. Effective as of October 18, 2011, we entered into a $700 million revolving credit agreement which will mature on October 18, 2016. The credit agreement contains a sublimit of

$250 million for issuances of letters of credit, $150 million of which may be denominated in alternative currencies. The credit agreement also provides for up to $350 million in additional revolving commitments, which may consist of incremental term loans that, at our election, automatically increase the aggregate amount of the revolving commitments upon any prepayment thereof. After executing the credit agreement, we established a commercial paper program providing for the issuance of up to $700.0 million of commercial paper to fund our short-term borrowing needs, including the initial funding of capital expenditures. Our new credit facility is available to repay our commercial paper, if necessary. As of December 31, 2012, we had $363.6 million available under the revolving credit facility.

	Expiration Date	Total Credit Facility Capacity	Outstanding at December 31, 2012
			Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$336.4	$363.6

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2012, there were no letters of credit issued under the credit facility or revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of December 31, 2012, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before Interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of December 31, 2012, the ratio was 3.7.

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

Note Payable — affiliate. On August 15, 2012, we entered into a new five-year promissory note payable agreement with our equity affiliate, Market Hub, to borrow up to $50.0 million, replacing our existing note payable. The note matures on August 15, 2017, however, any borrowings under the agreement are payable on demand to Market Hub. The promissory note bears interest based on 30-day LIBOR rates. As of December 31, 2012, we had $17.0 million of borrowings outstanding under the note.

11. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of December 31, 2012. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2011.

Description	Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Other investments	$140.7	$—	$140.7	$—
Short-term money market securities	Cash and cash equivalents	15.7	—	15.7	—

Total Assets		$156.4	$—	$156.4	$—

Level 1

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Level 2 Valuation Techniques

Fair values of our financial instruments that are actively traded in the secondary market, including our long-term debt, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

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

	December 31, 2012		December 31, 2011
Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Current maturities of long-term debt	$—	$—	$150.0	$154.3
Long-term debt (a)	500.0	528.4	500.0	514.8
Long-term debt (b)	200.0	198.8	—	—

(a)	Excludes unamortized items.
(b)	East Tennessee debt due in 2024.

The fair values of long-term debt are determined based on market-based prices as described in the Level 2 valuation technique above.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, commercial paper, short-term money market securities, and note payable — affiliates, are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of December 31, 2012 or 2011 related to litigation.

Leases. We lease assets in several areas of operations. Rental expense for these leases was $2.1 million in 2012 and 2011 and $2.2 million in 2010. Future minimum rental payments under operating leases are $0.2 million for 2013 and 2014 and $0.1 each year from 2015 through 2017.

13. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposure and by monitoring the effects of market changes in interest rates.

During the second quarter of 2010, our two-year interest rate swap agreements with Spectra Energy on $25.0 million of loans outstanding under the revolving credit facility expired, thereby reducing our total notional amount to $155.0 million as of December 31, 2010. These interest rate swaps were designated as effective cash flow hedges. In 2011, our remaining floating-to-fixed interest rate swaps expired or were terminated in conjunction with the pay down of our credit facility. Through December 31, 2012, these hedges resulted in no ineffectiveness, and unrealized net losses on the agreements have been deferred in AOCI in the Consolidated Balance Sheets. As of December 31, 2012, we did not have any derivatives outstanding.

The effective portion of losses recognized in Other Comprehensive Income follows:

Cash Flow Hedging Derivatives	2012	2011	2010
	(in millions)
Interest rate swaps	$—	$—	$(2.1)

The reclassifications from Other Comprehensive Income into income on derivatives follow:

Cash Flow Hedging Derivatives	Consolidated Statements of Operations Caption	2012	2011	2010
		(in millions)
Interest rate swaps	Interest expense	$(0.6)	$1.7	$4.6

Credit Risk. Our principal customers for natural gas transportation, storage and gathering services are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located throughout the United States. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash deposits, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

14. Sale of Common Units

In November 2012, we issued 5.5 million common units to the public representing limited partner interests. The net proceeds from this offering were $148.2 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance will be used for funding capital expenditures, including expansion projects or acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short term securities, or a combination of both.

In June 2011, we issued 7.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $217.9 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance were used to fund a portion of the purchase price of the Big Sandy acquisition, see Note 2 for additional information.

In 2010, we issued 6.9 million common units to the public representing limited partner interests. The net proceeds from this offering were approximately $221.0 million, including our general partner’s proportionate unit purchase after deducting the underwriting discount. Approximately $209.0 million in net proceeds (other than proceeds from our general partner’s unit purchase) was used to purchase qualifying investment grade securities. As further discussed in Note 2, we used the net proceeds from the offering to repay the $7.4 million loan assumed in the Gulfstream acquisition. The remaining $4.6 million in proceeds from our general partner’s proportionate unit purchase were used for general partnership purposes.

15. Equity-Based Compensation

Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We awarded 7,500 phantom units in 2012. We did not award phantom units in 2011 and 2010. The total fair value of the units vested was $0.3 million in 2012. The total fair value of the units vested was not significant in 2011 and was $2.4 million in 2010.

Phantom Unit Awards
(in thousands)
Outstanding at December 31, 2011	10
Granted	8
Vested	(10)
Forfeited	—

Outstanding at December 31, 2012	8

Awards expected to vest	6

We account for the phantom units as liability awards. Compensation expense for these awards of $0.1 million was recorded in both 2012 and 2011. Compensation expense of $1.2 million was recorded in 2010. As of December 31, 2012 and assuming no change in fair value, we expect to recognize $0.1 million of future compensation cost related to phantom awards in 2013.

16. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2012 and 2011 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2012
Operating revenues	$61.9	$58.7	$57.2	$59.0	$236.8
Operating income	33.1	31.1	27.7	26.3	118.2
Net income	52.4	46.9	46.1	48.1	193.5
Net income per limited partner unit(a)	0.48	0.42	0.40	0.40	1.69

2011
Operating revenues	$51.2	$43.0	$52.9	$57.9	$205.0
Operating income	25.1	15.3	23.2	24.6	88.2
Net income	48.9	37.6	43.5	42.0	172.0
Net income per limited partner unit(a)	0.50	0.36	0.40	0.38	1.63

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

SPECTRA ENERGY PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND

RESERVES

	Balance at Beginning of Period	Additions:		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2012:
Allowance for doubtful accounts	$0.1	$0.1	$—	$0.1	$0.1

	$0.1	$0.1	$—	$0.1	$0.1

December 31, 2011:
Allowance for doubtful accounts	$0.3	$—	$—	$0.2	$0.1

	$0.3	$—	$—	$0.2	$0.1

December 31, 2010:
Allowance for doubtful accounts	$0.1	$0.2	$—	$—	$0.3

	$0.1	$0.2	$—	$—	$0.3

(a)	Principally cash payments and reserve reversals.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B. Other Information.

On February 21, 2013, J. Patrick Reddy was appointed as our Chief Financial Officer, effective March 1, 2013. Mr. Reddy will succeed Laura Buss Sayavedra as the Partnership’s Chief Financial Officer. Mr. Reddy, age 60, joined Spectra Energy in January 2009 as Chief Financial Officer. Prior to joining Spectra Energy, Mr. Reddy served as Senior Vice President and Chief Financial Officer at Atmos Energy Corporation from September 2000 to December 2008. Mr. Reddy will continue to serve in the role of Chief Financial Officer at Spectra Energy. Ms. Sayavedra will resign from her position as the Partnership’s Chief Financial Officer and assume the responsibilities of Vice President, Strategy for Spectra Energy, effective March 1, 2013.

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

Name	Age	Position with Spectra Energy Partners GP, LLC
Julie A. Dill	53	President, Chief Executive Officer and Director
Laura Buss Sayavedra	45	Vice President and Chief Financial Officer
Fred J. Fowler	67	Chairman
Steven D. Arnold	52	Director
Stewart A. Bliss	79	Director
Nora Mead Brownell	66	Director
Patrick J. Hester	61	Director
Theopolis Holeman	63	Director
J.D. Woodward, III	63	Director
William T. Yardley	48	Director

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

Fred J. Fowler was elected to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008. He retired as President and Chief Executive Officer of Spectra Energy Corp in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler was elected to the board of EnCana Corp effective February 1, 2010. Mr. Fowler was elected to serve on the Pacific Gas and Electric Company board effective March 1, 2012. Mr. Fowler was elected to serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.

Steven D. Arnold was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on the Audit Committee as Chairman and on the Conflicts Committee. Mr. Arnold is engaged in private investment management and consulting services in Houston, Texas through 3 Lights Management Co., serving as its President since inception in 2000. Mr. Arnold has over 10 years of institutional investment management experience with Prudential Financial, Inc. Mr. Arnold was elected to serve as a director because of his energy industry and financial expertise. Mr. Arnold brings a strong risk assessment and strategic expertise to the board.

Stewart A. Bliss was elected to the Board of Directors of Spectra Energy Partners GP, LLC in June 2007 and serves on the Audit Committee and the Conflicts Committee. Mr. Bliss has been an independent financial consultant and senior business advisor in Denver, Colorado for many years, with expertise that also includes mergers and acquisitions. In early 2007, he served as interim director of the Colorado Department of Economic Development and International Trade. Mr. Bliss was a senior advisor with Green Manning & Bunch, Ltd., a Denver-based investment banking firm from 2000 until 2007. Until 2007, he served as lead director and chair of the audit committee on Kinder Morgan Inc.’s Board of Directors. Mr. Bliss currently is a Trustee of The Colorado School of Mines and a member of the board of The Colorado History Museum and Colorado Justice Center Building, Inc. Mr. Bliss was elected to serve as a director because he brings knowledge and experience of the energy industry as well as valuable knowledge on public company governance and audit issues.

Nora Mead Brownell was elected to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on our Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission (FERC) where she served until the expiration of her term in June 2006. Prior to the FERC, Ms. Brownell served as a member of the Pennsylvania Public Utility Commission from 1997 to 2001. Ms. Brownell also currently serves on the Board of Directors of National Grid plc, ONCOR, Inc., a regulated electric distribution and transmission company and Tangent Energy Solutions, a private next generation energy services resource. Ms. Brownell is co-founder and principal of ESPY Energy Solutions, LLC, a woman-owned independent energy consulting company. Ms. Brownell was elected to serve as a director because she brings a diverse background that includes experience in business, finance and the regulatory arenas.

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

Theopolis Holeman was elected to the Board of Directors of Spectra Energy Partners GP, LLC in September 2009. Mr. Holeman was named Group Vice President of Spectra Energy Corp’s U.S. Operations in December 2008, and is responsible for storage and operations, and environmental health and safety. Previously, Mr. Holeman served as Group Vice president of Power Delivery for Duke Energy Corporation. Mr. Holeman brings a strong operational expertise to the Board as well as knowledge of our assets.

William T. Yardley was elected to the board of directors of Spectra Energy Partners GP, LLC in August 2012. Mr. Yardley is President of Spectra Energy Corp’s U.S. Transmission and Storage business, responsible for the company’s extensive network of natural gas infrastructure across the company. Mr. Yardley joined the company in 2000 as General Manager of Marketing for Spectra Energy’s predecessor company, Duke Energy Gas Transmission. He later served as Vice President of Marketing and Business Development and as Group Vice President of the company’s northeastern U.S. assets and operations. He was named to his current position in January 2013. Mr. Yardley currently serves on the board of the Northeast Gas Association and is a member of the Leadership Council of the American Gas Association. Mr. Yardley brings his business and industry expertise to the Board as well as his knowledge of our assets.

J.D. Woodward, III was elected to the board in September 2009 and serves on the Conflicts Committee as Chairman and on the Audit Committee. Mr. Woodward is a managing member of Woodward-Apple Springs, LLC, an owner and operator of natural gas midstream assets in East Texas, and a managing member of OGP Trinity, LLC, an owner of gas production properties and various leasehold interests in East Texas. He retired in 2006 from Atmos Energy as Senior Vice President of Non-Utility Operations. Mr. Woodward was selected to serve as a director because he understands the operations of a large corporation, with a particular focus on customer issues. Mr. Woodward is an experienced senior executive in the energy industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2012.

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

Mr. Arnold and Mr. Bliss have been designated by the Board of Directors as the Audit Committee’s financial expert meeting the requirements promulgated by the SEC based upon their education and employment experience as more fully detailed in their biographies set forth above.

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

Report of the Audit Committee

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee operates under a written charter approved by the Board of Directors. The charter, among other things, provides that the Audit Committee has authority to appoint, retain and oversee the independent auditor and is available on the corporate governance section on our website at www.spectraenergypartners.com.

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

•

based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2012, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.

This report has been furnished by the members of the Audit Committee of the Board of Directors:

Audit Committee

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

February 20, 2013

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

Compensation paid or awarded by us in 2012 to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer, and together with our principal executive officer, our “named executive officers”) reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the Omnibus Agreement. The Compensation Committee of the Board of Directors of Spectra Energy (Compensation Committee) has ultimate decision making authority with respect to the compensation of our named executive officers other than with respect to awards of equity in our partnership, for which our Board retains control. The elements of compensation discussed below, other than our partnership equity based compensation, and Spectra Energy’s decisions with respect to determinations on payments, was not subject to approvals by the Board of Directors of our general partner. Compensation of our named executive officers was approved by the Compensation Committee, and awards under our long-term incentive plan were recommended by the Compensation Committee and approved by the Board of Directors of Spectra Energy Partners GP, LLC.

With respect to compensation objectives and decisions regarding our named executive officers for 2012, the Compensation Committee approved the cash compensation, and recommended equity based compensation, of our named executive officers based on its compensation philosophy, which includes rewarding both continued employment and performance through a combination of short-term cash incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data to determine relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the Compensation Committee for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy consulted with compensation consultants with respect to determining 2012 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority.

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

Committee Advisors

Since 2007, the Compensation Committee has retained ExeQuity, LLP, as its independent compensation consultant. ExeQuity reports directly to the Compensation Committee with respect to matters related to executive compensation, best practices and analysis of meeting materials prepared by management. ExeQuity generally confers with the Chair of the Compensation Committee and the Compensation Committee itself independently of management and discusses compensation matters with management on a limited basis at the direction of the Compensation Committee. In addition, ExeQuity meets with the Compensation Committee in executive session without the presence of management following each meeting. ExeQuity performs no other services for Spectra Energy other than its services as independent consultant to the Compensation Committee. In 2012, ExeQuity reviewed materials provided to the Committee by management, consulted with the Chair prior to meetings regarding agenda items and attended meetings of the Compensation Committee.

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

The following table sets forth the principal components of compensation for our named executive officers:

Component	Description	Rationale

Salary	Compensation paid in cash throughout the year.	Provides compensation for performing day-to-day responsibilities.

Short-Term Incentive	Annual cash payment based on the achievement of defined financial and operational performance goals.	Makes significant percentage of cash compensation contingent on specific financial targets and operational performance objectives. These objectives are considered to be appropriate measures of the business imperatives that are necessary to build a solid record of financial success and operational excellence.

Long-Term Incentive	Performance share units and phantom awards.	Rewards long-term company stock performance, aligns the interests of executives with unitholders and shareholders of Spectra Energy, creates equity ownership and provides retention incentive.

Retirement	Spectra Energy sponsored retirement and savings plans.	Provides retention incentives and rewards service through retirement-related payments and provides savings opportunities.

Factors Considered When Determining Total Compensation

Group Comparison. The Compensation Committee sets salaries and short-term and long-term incentive target levels based in part on what it believes to be the market median of compensation available to our executives in the market. The market for highly talented executives is competitive, and we believe our success depends on our ability to attract and retain executives who are incented through our compensation programs to successfully execute our long term objectives. We believe that hiring objectives cannot be achieved unless we offer compensation opportunities that are competitive in the marketplace. Accordingly, we use comparable market median data as a starting point for determining the adequacy of the compensation opportunities provided to our executives. The Compensation Committee considers market trends from general industry survey data. Specifically, the Compensation Committee has used the Towers Watson 2012 Compensation Data Base© General Industry Survey as a source of market information because the Compensation Committee believes that the survey provides a reliable indication of compensation practices in companies that are comparable in size as measured by revenues.

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

2012 Compensation Opportunities

The following table shows the 2012 target direct pay opportunities for our named executive officers.

2012 Target Pay Opportunity

Name	Salary	Short-Term Incentive Target Opportunity	Long-Term Incentive Target Opportunity	Total Target Pay Opportunity
Julie Dill	$373,118	50%	135%	$1,063,386
Laura Buss Sayavedra	$229,440	40%	50%	$435,936

Salary. In February 2012, the Compensation Committee considered whether adjustments to salaries were appropriate and adjusted 2012 salaries of the named executive officers at that time, based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys and internal comparisons.

Short-Term Incentives. Short-term incentive opportunities, awarded under the Spectra Energy Executive Short-Term Incentive (STI) Plan for 2012, were designed to compensate executives for financial and operational performance during the year based on goals set at the beginning of the year and for overall individual performance during the year. The threshold, target and maximum incentive opportunities for each participant in the STI Plan during 2012 were established as a percentage of base salary. Cash incentives were earned based on the achievement of corporate and business unit financial and operational goals as determined by the

Compensation Committee, with the Compensation Committee having discretion to adjust payments based on assessments of individual performance. Target STI awards expressed as a percentage of base annual salary for our named executive officers in 2012 are reflected in the “2012 Target Pay Opportunity” table above.

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

As shown in the following table, STI payments for our named executive officers were based on the achievement of financial and operational objectives related to management responsibilities for Spectra Energy and Spectra Energy Partners, with an additional review based on an overall assessment of individual performance during the year.

2012 Target Incentive Payment Opportunity

Measures	Percentage
Spectra Energy Ongoing EPS	20%
Spectra Energy Transmission Return on Capital Employed (ROCE)	20%
Spectra Energy Partners Distributable Cash	25%
Environmental, Health and Safety Scorecards	10%
Operational and Capital Project Scorecards	25%

Determination of 2012 Short-Term Incentive Payments

At the end of the 2012 cycle, management prepared a report on the achievement of financial and operational goals. These results were reviewed and approved by the Compensation Committee in February 2013 along with any proposed adjustments based on individual performance for both named executive officers. Any adjustments based on individual performance were reviewed by the Compensation Committee, which then approved the final performance results and payment of incentives for both named executive officers.

The amounts set forth below show target amounts for achieving the threshold, target and maximum levels established for each financial goal as well as the actual result. The percentage of the target opportunity achieved is shown in parentheses. For each category, achievement of the Threshold, Target and Maximum amounts would result in the payment of 50%, 100% and 200%, respectively, of the target level. For instance, the short-term incentive payment for an executive associated with Spectra Energy Transmission’s ROCE results was calculated as 20% of such executive’s target cash incentive opportunity multiplied by the actual percentage achieved, which was 101.99%.

Measures	Threshold	Target	Maximum	Actual
Spectra Energy Ongoing EPS	$1.70	$1.90	$2.20	$ 1.43 (0.00%)
Spectra Energy Transmission Return on Capital Employed	10.2%	10.6%	11.4%	10.7% (112.50%)
Spectra Energy Partners Distributable Cash*	$215	$222	$235	$ 229.3 (156.15%)

*	In millions.

The Environmental, Health and Safety Scorecard achieved a payout percentage of 133.2% and the Operational and Capital Project Scorecard achieved a payout percentage of 155.7%. The following table is a summary of the payments made to our named executive officers.

2012 STI Awards

Name	Short-Term Incentive Award	Actual Payout as a Percent of Target Short-Term Incentive Award
Julie Dill	$212,271	114%
Laura Buss Sayavedra*	$183,552	200%

*	The Compensation Committee maintained Ms. Sayavedra’s award at the maximum payout level due to individual performance.

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

For 2012, the performance share unit awards was increased from 50% to 60% of the target value of annual long-term compensation and are earned based on how Spectra Energy performs relative to a group of energy companies over a three-year period. The companies in Spectra Energy’s long-term incentive (LTI) peer group are:

Ameren Corp.	CenterPoint Energy	Consolidated Edison
Dominion Resources	DTE Energy	Enbridge, Inc..
EQT Corporation	Kinder Morgan	NiSource
National Fuel Gas Co.	ONEOK, Inc.	PG&E Corp.
Public Service Enterprise Group	Questar Corp.	Sempra Energy
TransCanada Corp.	Williams Companies	Xcel Energy

Note: El Paso Corporation and Southern Union Company were both acquired in 2012 by non-peer companies and therefore were removed from the peer group list. Additionally, Kinder Morgan was added to the LTI peer group because it has lines of business similar to Spectra Energy and also re-emerged as a publicly traded entity in February 2011.

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

The Compensation Committee approved these payout levels after a review of similar plans in place by many of the companies in the peer group, after a review of the historical returns of the peer group and indices that track energy company performance, and after consultations with Spectra Energy’s outside compensation advisors. Once earned, half of the performance share units will be converted to shares of Spectra Energy common stock and half will be paid in cash, based on the fair market value of Spectra Energy common stock at the time of vesting. The payout design is intended to provide for stock accumulation while also allowing for investment diversification.

Phantom units comprised the remaining 40% of annual long-term compensation grant value. These units will vest at the end of three years at which time they will be converted to shares of Spectra Energy common stock. Dividend equivalents accumulated from the date of grant will be paid in cash on the number of performance share units and phantom units at the time which these units vest.

The table below shows long-term incentive awards granted to our named executive officers in 2012:

Name	Expected Value of Long-Term Incentive/Equity Grants as a Percentage of Base Salary	Number of Performance Share Units Granted	Number of Phantom Units Granted
Julie Dill	135%	12,000	7,400
Laura Buss Sayavedra	50%	2,700	1,700

Determination of 2010-2012 Performance Share Unit Awards. The 2010 performance share unit cycle commenced on January 1, 2010 and ended on December 31, 2012. The performance share units vest based on Spectra Energy’s total shareholder return for the three year period as compared to the total shareholder return for companies in Spectra Energy’s customized long-term incentive peer group, which is the same long-term incentive peer group used for the 2012 awards listed above, with the exception of Kinder Morgan. Spectra Energy’s total shareholder return for the three year period is 53.03% which is at the 53.0 percentile of the peer group. This results in a payout percentage of 110.00%. The following table lists the resulting number of 2010-2012 performance share units that vested and the amount of associated dividend equivalents:

Name	Vested Performance Share Units	Dividend Equivalent Payment
Julie Dill	14,960	$47,807
Laura Buss Sayavedra	3,300	$10,758

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

Steven D. Arnold

Stewart A. Bliss

Nora Mead Brownell

J.D. Woodward, III

EXECUTIVE COMPENSATION

The table below sets forth compensation of Spectra Energy Partners’ named executive officers for 2010 through 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Julie Dill (5)	2012	371,015	—	964,339	—	212,271	136,445	1,423,007	3,107,077
President and Chief Executive Officer
Laura Buss Sayavedra	2012	227,773	—	163,645	—	183,552	79,507	25,652	680,130
Vice President and Chief Financial Officer	2011	219,440	—	149,471	—	118,470	68,361	27,798	583,540
	2010	211,000	—	151,320	—	122,146	48,142	25,620	558,228

(1)	This column reflects the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718 with respect to performance share units and phantom unit awards granted each year. The aggregate dollar amount was determined without regard to any estimate of forfeitures related to service-based vesting conditions. If the performance share units vested at the maximum level, the following represents the maximum value that would be payable on the performance share units based on the closing stock price of our common stock on the grant date of these awards for Mses. Dill and Sayavedra in the amount of $747,840, and $168,264, respectively.
(2)	This column includes amounts payable under the Spectra Energy STI Plan with respect to the 2012, 2011 and 2010 performance periods. Unless deferred, these amounts were paid in March 2013, March 2012 and March 2011, respectively.
(3)	This column includes the amounts listed below. These figures represent the change in value during the twelve month period ending December 31.

	Julie Dill	Laura Buss Sayavedra
Change in actuarial present value of accumulated benefit under the Spectra Energy Retirement Cash Balance Plan for the period beginning on January 1, 2012 and ending on December 31, 2012	$57,608	$62,755
Change in actuarial present value of accumulated benefit under the Spectra Energy Executive Cash Balance Plan for the period beginning on January 1, 2012 and ending on December 31, 2012	78,837	16,752

Total	$136,445	$79,507

(4)	All Other Compensation column includes the following for 2012:

	Julie Dill	Laura Buss Sayavedra
Matching contributions under the Spectra Energy Retirement Savings Plan	$15,000	$14,685
Premiums for life insurance coverage provided under Life Insurance Plans	1,906	727
Make-whole matching contribution credits under the Spectra Energy Executive Savings Plan	21,335	6,090
Charitable contributions made in the name of the Executive under Spectra Energy’s matching gift policy	5,600	4,150
Reimbursement of relocation expenses	12,242	—
Tax return preparation services	3,000	—
Foreign taxes paid related to former expatriate assignment	1,363,924	—

Total	$1,423,007	$25,652

(5)	Ms. Dill became President and Chief Executive Officer effective January 1, 2012. Compensation for the entire fiscal year 2012 is disclosed for Ms. Dill.

2012 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Julie Dill			93,280	186,559	373,118
Julie Dill	2/21/2012	2/20/2012				6,000	12,000	24,000		491,880
Julie Dill	2/21/2012	2/20/2012							7,400	230,584
Julie Dill	1/03/2012	12/15/2011							7,500	241,875
Laura Buss Sayavedra			45,888	91,776	183,552
Laura Buss Sayavedra	2/21/2012	2/20/2012				1,350	2,700	5,400		110,673
Laura Buss Sayavedra	2/21/2012	2/20/2012							1,700	52,972

(1)	The awards reflected in the Estimated Possible Payouts Under Non-Equity Incentive Plan Awards column were granted for the 2012 performance period under the terms of the Spectra Energy Corp Executive STI Plan. The actual amounts payable to each executive under the terms of such plan are disclosed in the Summary Compensation Table.
(2)	Awards reflected in these columns with a grant date of February 21, 2012 were made in units of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan, as amended and restated. Awards reflected in these columns with a grant date of January 3, 2012 were made in units of Spectra Energy Partners and were granted under the terms of the Spectra Energy Partners 2007 Long-Term Incentive Plan.
(3)	All awards reflected in this column were computed in accordance with FASB ASC Topic 718. The per share full grant date fair value of the phantom units and performance share units granted on February 21, 2012 is $31.16 and $40.99, respectively. The per unit full grant date fair value of the phantom units granted on January 3, 2012 is $32.25.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Julie Dill (4)(5)
	SE	12,850		11.86	2/25/2013
	SE	38,300		25.64	2/27/2017
						SE	28,700	785,806
						SEP	7,500	234,225

						Total		1,020,031

						SE			51,600	1,412,808
Laura Buss Sayavedra	SE	825		11.86	2/25/2013
	SE	10,100		25.64	2/27/2017
						SE	6,400	175,232
						SE			11,600	317,608

(1)	For options granted February 27, 2007, the exercise price is equal to the closing price of Spectra Energy common stock on the date of grant. In connection with the spin-off of Spectra Energy effective January 2, 2007, all Duke Energy equity awards were adjusted to reflect the change in the price of Duke Energy common stock that occurred as a result of the spin-off, and an additional award denominated in Spectra Energy common shares was granted. The adjustments preserved, but did not increase, the value of the equity awards. The following chart indicates the original and adjusted exercise prices of each Duke Energy stock option. In addition, the chart indicates exercise prices for stock options granted on January 2, 2007 at Spectra Energy associated to each grant date at Duke Energy:

Date of Grant	Duke Energy Original Option Exercise Price	Duke Energy Adjusted Option Exercise Price	Spectra Energy Option Exercise Price Granted on January 2, 2007
February 25, 2003	13.77	7.85	11.86

(2)	Mses. Dill and Sayavedra received Spectra Energy phantom units on February 21, 2012, February 22, 2011 and February 23, 2010, which, subject to certain exceptions, vest on the third anniversary of the date of grant.
(3)	Mses. Dill and Sayavedra received Spectra Energy performance share units on February 21, 2012 and February 22, 2011 that, subject to certain exceptions, are eligible for vesting on December 31, 2014 and December 31, 2013, respectively. Pursuant to Instruction 3 to Item 402(f)(2) of Regulation S-K, performance share units are listed at the maximum number of units.
(4)	On July 1, 2010 Ms. Dill received a grant in the amount of 3,300 phantom units, which, subject to certain exceptions, vest on the third anniversary of the date of grant.
(5)	On January 3, 2012, Ms. Dill received a grant in the amount of 7,500 units, which, subject to certain exceptions, vest on the third anniversary of the date of grant.

2012 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(2)
Julie Dill
Duke Energy	8,566	389,576
Spectra Energy			27,660	930,743
Laura Buss Sayavedra
Spectra Energy			7,400	250,738

(1)	The value realized upon exercise was calculated based on the closing price of a share of Duke Energy common stock on the date of option exercise.
(2)	The value realized upon vesting of stock awards was calculated based on the closing price of a share of common stock or unit for the respective equity on the respective vesting date and includes cash payments to Mses. Dill and Sayavedra in the amount of $87,050 and $23,427, respectively, for dividend equivalents paid at the time of vesting on earned phantom and performance share units.

Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance Plan

Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. A more detailed description of the plans that comprise Spectra Energy’s pension program follows.

Both of the Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2012. Officers participated in the Spectra Energy Retirement Cash Balance Plan (“RCBP”), which is a noncontributory, defined benefit retirement plan that is intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and affiliates. The RCBP provides benefits under a “cash balance account” formula.

Both of the Spectra Energy Partners executive officers participate in the RCBP and have satisfied the eligibility requirements to receive her account benefit upon termination of employment. The RCBP benefit is payable in the form of a lump sum in the amount credited to the hypothetical account at the time of benefit commencement. Payment is also available in the form of an annuity based on the actuarial equivalent of the account balance.

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

Both of the Spectra Energy Partners executive officers was eligible to participate in the Spectra Energy Executive Cash Balance Plan (“ECBP”), which is a noncontributory, defined benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the annual compensation limit ($250,000 for 2012) under the Internal Revenue Code that applies to the determination of pay credits under the RCBP, (b) restoration of benefits in excess of a defined benefit plan maximum annual benefit limit ($200,000 for 2012) under the Internal Revenue Code that applies to the RCBP, and (c) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service, and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.

Spectra Energy has established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by us.

The following table provides information related to each plan that provides for payments or other benefits at, following or in connection with retirement, determined as of December 31, 2012.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Julie Dill	Spectra Energy Retirement Cash Balance Plan	14.34	336,037	—
Julie Dill	Spectra Energy Executive Cash Balance Plan	14.34	394,071	—
Laura Buss Sayavedra	Spectra Energy Retirement Cash Balance Plan	17.15	293,330	—
Laura Buss Sayavedra	Spectra Energy Executive Cash Balance Plan	17.15	52,728	—

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

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Julie Dill Spectra Energy Executive Savings Plan	1,407,431	21,335	53,515	—	4,302,514
Laura Buss Sayavedra Spectra Energy Executive Savings Plan	3,775	6,090	1,753	—	32,886

(1)	The table reflects contributions made to the Spectra Energy Executive Savings Plan. Executive contributions credited to the plan in 2012 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2012 but reported in the table as compensation earned in 2011. Amounts may also include elective deferrals of awards earned under our Long-Term Incentive Plan and payable in 2012.
(2)	Reflects make-whole matching contribution credits made in 2012 under the plan with respect to elective salary deferrals made by executives during 2012.

Potential Payments Upon Termination of Employment or Change in Control

Under certain circumstances, both Spectra Energy Partners executive officers would be entitled to compensation in the event her employment terminates. The amount of the compensation is contingent upon a variety of factors, including the circumstances under which employment is terminated. The relevant agreements and terms of awards applicable to named executive officers are described below, followed by a table that quantifies the amount that would become payable to both Spectra Energy Partners executive officers as a result of her termination of employment. The amounts shown assume that such termination was effective as of December 31, 2012 and are estimates of the amounts that would be paid. The actual amounts that would be paid can only be determined at the time of named executive officer’s termination of employment.

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

Ms. Dill has entered into a Change in Control Agreement with Spectra Energy and it has an initial term of two years, after which the agreement automatically extends annually, unless six months prior written notice is provided.

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

Under the Change in Control Agreement, the covered executive is also entitled to reimbursement of up to $50,000 for the cost of certain legal fees incurred in connection with claims under the agreements. In the event that any of the payments or benefits provided for in the Change in Control Agreement otherwise would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), the amount of payments or benefits would be reduced to the maximum level that would not result in excise tax under Section 4999 of the Internal Revenue Code if such reduction would cause the executive to retain an after-tax amount in excess of what would be retained if no reduction were made. In the event a named executive officer becomes entitled to payments and benefits under a change in control agreement, she would be subject to a one-year noncompetition and nonsolicitation provision from the date of termination, in addition to certain confidentiality and cooperation provisions.

POTENTIAL PAYMENTS UPON TERMINATION OF

EMPLOYMENT OR A CHANGE IN CONTROL (“CIC”)

Name and Triggering Event(1)	Cash Severance Payment ($)(2)	Incremental Retirement Plan Benefit ($)(3)	Welfare and Similar Benefits ($)(4)	Stock Awards ($)(5)	Option Awards ($)	Total Payments ($)
Julie Dill
Change in Control	—	—	—	743,625	—	743,625
Voluntary termination or termination with cause	—	—	14,351	—	—	14,351
Involuntary termination without cause	—	—	14,351	664,252	—	678,603
Involuntary or good reason termination after a CIC	1,119,354	185,778	27,432	1,873,175	—	3,205,739
Death or Disability	—	—	14,351	1,873,175	—	1,887,526

Laura Buss Sayavedra
Change in Control	—	—	—	167,169	—	167,169
Voluntary termination or termination with cause	—	—	8,825	—	—	8,825
Involuntary termination without cause	—	—	8,825	132,848	—	141,673
Involuntary or good reason termination after a CIC	—	—	8,825	355,841	—	364,666
Death or Disability	—	—	8,825	355,841	—	364,666

(1)	Amounts in the above table represent obligations of Spectra Energy under agreements currently in place at Spectra Energy, and valued as of December 31, 2012.

(2)	Amounts listed under “Cash Severance Payment” are payable under the terms of Ms. Dill’s change in control agreement. The severance benefits set forth above do not include accrued salary and cash incentive payments earned through December 31, 2012; however, such amounts are reflected in the Summary Compensation Table above.

(3)	Pursuant to Ms. Dill’s Change in Control Agreement, amounts listed under “Incremental Retirement Plan Benefit” represent the additional amounts that would be credited and vested in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan in the event she continued to be employed by Spectra Energy for two additional years, at her rate of base salary plus target bonus percentage in effect on December 31, 2012.

(4)	Amounts listed under “Welfare and Other Benefits” include the maximum accrued vacation allowed under Company policy for Mses. Dill and Sayavedra and the amount that would be paid to Ms. Dill who has entered into a Change in Control Agreement in lieu of providing continued welfare benefits for 24 months.

(5)	The amounts listed under “Stock Awards” would be the result of the acceleration of the vesting of previously awarded stock as a result of each event listed and any associated dividend or distribution equivalent payments due upon vesting.

The amounts listed in the preceding table have been determined based on a variety of assumptions, and the actual amounts to be paid out can only be determined at the time of the Spectra Energy Partners executive officer’s termination of employment. The amounts described in the table do not include compensation to which both Spectra Energy Partners executive officers would be entitled without regard to her termination of employment, including (a) base salary and short-term incentives that have been earned but not yet paid, and (b) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables.

With respect to Ms. Dill, the amounts shown above do not reflect the fact that if, in the event that payments to the executive in connection with a change in control otherwise would result in an excise tax under Section 4999 of the Internal Revenue Code, such payments may be reduced to the extent necessary so that the excise tax does not apply.

The amounts shown above with respect to outstanding Spectra Energy and Spectra Energy Partners stock awards were calculated based on a variety of assumptions, including the following: (a) the Spectra Energy Partners executive officer terminated employment on the last day of 2012; (b) the price for Spectra Energy common stock of $27.38 and for Spectra Energy Partners units of $31.23, which were the closing prices on the last trading day of 2012; (c) the continuation of Spectra Energy’s dividend and Spectra Energy Partners’ distribution at the rate in effect on December 31, 2012; and (d) performance at the target level with respect to performance share units.

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

Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $70,000 and a grant of a number of common units equal to $55,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000. In addition, the Chairman of the Board receives an additional annual retainer of $60,000, 50% of which is paid in cash and 50% of which is paid in common units. The Chairman is also provided with office space and administrative support.

Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy Corp will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2012, the Spectra Energy Foundation made matching charitable contributions on behalf of Directors Arnold, Bliss and Woodward of up to $7,500.

Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.

The following table describes the compensation earned during 2012 by each individual who served as an outside director during 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Options Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Steven D. Arnold	87,000	55,000	—	—	7,500	149,500
Stewart A. Bliss	77,500	55,000	—	—	2,000	134,500
Nora Mead Brownell	67,500	55,000	—	—	—	122,500
Fred J. Fowler	97,500	85,000	—	—	—	182,500
J.D. Woodward, III	77,000	55,000	—	—	7,500	139,500

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.
(2)	This column reflects matching charitable contributions.

The value of all perquisites and other personal benefits or property received by each director in 2012 was less than $1,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of February 21, 2013 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Spectra Energy Corp(2)	62,721,269	60.5%
Spectra Energy Transmission LLC	16,958,130	16.4%
Spectra Energy Southeast Pipeline Corp.	43,956,556	42.4%
Spectra Energy Partners (DE) GP, LP	1,806,583	1.7%
Julie A. Dill	250	*
Fred J. Fowler	30,566	*
Patrick J. Hester	—	*
Theopolis Holeman	—	*
William T. Yardley	500	*
Laura Buss Sayavedra	4,661	*
Steven D. Arnold	37,161	*
Nora Mead Brownell	19,158	*
Stewart A. Bliss	11,661	*
J.D. Woodward, III	33,382	*
All directors and executive officers as a group (ten persons)	137,339	*

(*)	Less than 1% of units outstanding.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.
(2)	Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, Spectra Energy Southeast Pipeline Corp. and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

The following table lists the beneficial owners of 5% or more of Spectra Energy Partners’ outstanding common units as of February 14, 2013. This information is based on the most recently available reports filed with the SEC.

	Shares of common stock
Name and Address of Beneficial Owner	Beneficially Owned	Percentage
Neuberger Berman Group LLC (1)	5,271,943	5.09%
605 Third Avenue, New York, NY 10158
Tortoise Capital Advisors, L.L.C. (2)	5,073,165	4.9%
11550 Ash Street, Suite 300, Leawood, Kansas 66211

(1)	According to the Schedule 13G/A filed by Neuberger Berman Group LLC on February 14, 2013, these units are beneficially owned by its clients, and it has shared voting power with respect to 4,209,832 units and shared dispositive power with respect to 5,271,943 units.
(2)	According to the Schedule 13G filed by Tortoise Capital Advisors, L.L.C. on February 12, 2013, these units are beneficially owned by its clients, and it has shared voting power with respect to 4,958,610 units and shared dispositive power with respect to 5,073,165 units.

Equity Compensation Plan Information

The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	743,689

Total	—	n/a	743,689

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Spectra Energy and its affiliates own 62,721,269 common units as of December 31, 2012, representing an aggregate 61% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.

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

Operational Stage

Distributions of Available Cash to the General Partner and its affiliates	Spectra Energy Partners generally makes cash distributions 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 62,721,269 common units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Payments to the General Partner and its affiliates	Spectra Energy Partners reimburses Spectra Energy and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for the benefit of Spectra Energy Partners.

Withdrawal or removal the General Partner	If the General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon Spectra Energy Partners’ liquidation, the partners, including the General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

Indemnification

Under the Omnibus Agreement, Spectra Energy agreed to indemnify Spectra Energy Partners for three years after the closing of the Initial Public Offering (IPO), July 2, 2010, against certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets and occurring before July 2, 2007, the closing date of the IPO. The maximum liability of Spectra Energy for this indemnification obligation was limited to $15.0 million and Spectra Energy did not have any obligation under this indemnification until aggregate losses exceed $250,000. Spectra Energy has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws relating to pollution or protection of the environment or natural resources promulgated after July 2, 2007. Spectra Energy Partners has agreed to indemnify Spectra Energy against environmental liabilities related to Spectra Energy Partners’ assets to the extent Spectra Energy is not required to indemnify Spectra Energy Partners.

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

Maritimes & Northeast Pipeline, L.L.C. Limited Liability Agreement

On October 31, 2012, Spectra Energy Partners acquired an ownership interest in Maritimes & Northeast Pipeline, L.L.C. (M&N US) from Spectra Energy Corp for approximately $318.7 million in cash and approximately $56.2 million in newly issued common and general partner units. As a result of this acquisition, Spectra Energy Partners owns a 38.76% interest in M&N US, Spectra Energy Corp owns a 38.77% interest, and affiliates of Emera, Inc. and Exxon Mobil Corporation own the remaining 12.92% and 9.55% interests, respectively.

An amended and restated limited liability company agreement governs the ownership and management of M&N US, and distributions of available cash are made to the owners in accordance with their ownership interests. The timing and amount of distributions is determined by the management committee of M&N US which is comprised of one member from each of Spectra Energy Partners, Spectra Energy Corp, Emera, Inc. and Exxon Mobil Corporation. Each member’s vote is equal to its ownership share in M&N US. Currently, distributions are made on a monthly basis.

M&N US makes distributions equal to 100% of its available cash, which is defined to include M&N US’ cash and cash equivalents on hand at the end of the month less any reserves that may be deemed appropriate by the M&N US management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with laws or other agreements.

Under the M&N US limited liability company agreement, each member’s interest is subject to transfer restrictions, including a preferential right in favor of other members, except in the case of certain transfers to affiliates. Accordingly, if a member identifies a potential third-party purchaser for all or a portion of its interest, that member must first offer the other members the opportunity to acquire the interest that it proposes to sell on the same terms and conditions as proposed by such potential purchaser.

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

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2012 and 2011:

Type of Fees	2012	2011
	(in millions)
Audit Fees(a)	$1.0	$1.1
Audit-Related Fees(b)	0.3	0.2

Total Fees:	$1.3	$1.3

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of our Consolidated Financial Statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards. Audit Fees also includes fees billed or expected to be billed by Deloitte for professional services for the audit of our internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of our financial statements, including assistance with acquisitions and divestitures and internal control reviews. Audit-Related Fees also include comfort and consent letters in connection with SEC filings and financing transactions.

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

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

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

Statements of Comprehensive Income

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 27, 2013		/s/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 27, 2013		/s/ LAURA BUSS SAYAVEDRA
Laura Buss Sayavedra Vice President and Chief Financial Officer Spectra Energy Partners GP, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JULIE A. DILL (i) Julie A. Dill	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ LAURA BUSS SAYAVEDRA (ii) Laura Buss Sayavedra	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

* (iii) Fred J. Fowler	Chairman of the Board of Directors

* Steven D. Arnold	Director

* Stewart A. Bliss	Director

* Nora Mead Brownell	Director

* William T. Yardley	Director

* Patrick J. Hester	Director

* Theopolis Holeman	Director

* J.D. Woodward, III	Director

Date: February 27, 2013

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

FINANCIAL STATEMENTS OF

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Gulfstream Natural Gas System, L.L.C.

We have audited the accompanying balance sheets of Gulfstream Natural Gas System, L.L.C., (the “Company”), as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, members’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gulfstream Natural Gas System, L.L.C. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

Houston, Texas

February 25, 2013

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In millions)

Operating Revenues	$275.3	$273.4	$273.6

Operating Expenses
Operating, maintenance and other	4.4	4.7	5.5
Operating, maintenance and other — affiliates	20.0	17.7	15.1
Depreciation and amortization	35.6	35.4	35.0
Property and other taxes	15.8	13.7	17.5

Total operating expenses	75.8	71.5	73.1

Operating Income	199.5	201.9	200.5
Other Income and Expenses, net	—	—	0.9
Interest Expense	70.2	69.9	69.8

Net Income	$129.3	$132.0	$131.6

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net Income	$129.3	$132.0	$131.6
Other comprehensive income:
Reclassification of cash flow hedges into earnings	(1.3)	(1.3)	(1.3)

Comprehensive Income	$128.0	$130.7	$130.3

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

BALANCE SHEETS

	December 31,
	2012	2011
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$56.4	$54.4
Receivables (allowance for doubtful accounts of zero at December 31, 2012 and 2011)	23.0	22.8
Inventory	8.8	7.5
Other	2.7	2.4

Total current assets	90.9	87.1

Property, Plant and Equipment
Cost	2,073.1	2,065.6
Less accumulated depreciation and amortization	319.1	281.8

Net property, plant and equipment	1,754.0	1,783.8

Regulatory Assets and Deferred Debits
Regulatory tax asset	23.2	23.6
Unamortized debt expense	5.2	6.2

Total regulatory assets and deferred debits	28.4	29.8

Total Assets	$1,873.3	$1,900.7

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$0.8	$0.4
Accounts payable — affiliates	1.2	1.9
Taxes accrued	1.6	0.4
Interest accrued	10.0	10.0
Accrued liabilities	—	1.6
Fuel tracker liabilities	5.1	1.9
Other	0.7	0.7

Total current liabilities	19.4	16.9

Long-term Debt	1,149.3	1,149.1

Commitments and Contingencies

Members’ Equity
Members’ equity	696.9	725.7
Accumulated other comprehensive income	7.7	9.0

Total members’ equity	704.6	734.7

Total Liabilities and Members’ Equity	$1,873.3	$1,900.7

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129.3	$132.0	$131.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.8	36.6	36.2
Allowance for funds used during construction — equity	—	(0.2)	(0.4)
Reclassification adjustments from accumulated other comprehensive income into net income	(1.3)	(1.3)	(1.3)
Decrease (increase) in:
Receivables	(0.2)	0.7	(3.2)
Other current assets	(0.7)	—	0.4
Increase (decrease) in:
Accounts payable	(1.0)	(0.4)	(1.1)
Taxes accrued	1.2	(3.1)	1.4
Accrued liabilities	(1.6)	0.4	(1.0)
Fuel tracker liabilities	0.1	(0.1)	0.1
Other current liabilities	3.2	0.5	(0.2)
Other, assets	(0.1)	1.4	0.6
Other, liabilities	—	(0.5)	0.4

Net cash provided by operating activities	165.7	166.0	163.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.8)	(14.6)	(21.6)
Other	1.7	—	—

Net cash used in investing activities	(6.1)	(14.6)	(21.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions from members	—	7.7	20.0
Distributions to members	(157.6)	(168.4)	(161.2)

Net cash used in financing activities	(157.6)	(160.7)	(141.2)

Net increase (decrease) in cash and cash equivalents	2.0	(9.3)	0.7
Cash and cash equivalents at beginning of period	54.4	63.7	63.0

Cash and cash equivalents at end of period	$56.4	$54.4	$63.7

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$70.3	$70.0	$70.3
Significant non-cash transaction:
Property, plant and equipment accruals	$0.8	$0.1	$3.3

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

	Spectra Energy Corp	Spectra Energy Partners, LP	The Williams Companies, Inc.	Williams Partners, L.P.	Total
	(In millions)
Balance December 31, 2009	$198.0	$190.2	$388.1	$—	$776.3
Net income	30.3	35.5	37.8	28.0	131.6
Reclassification of cash flow hedges into earnings	(0.3)	(0.3)	(0.4)	(0.3)	(1.3)
Ownership change (See Footnote 2)	(183.1)	183.1	(184.5)	184.5	—
Capital contributions from members	4.0	6.0	5.6	4.4	20.0
Distributions to members	(41.1)	(39.5)	(51.4)	(29.2)	(161.2)
Attributed deferred tax expense	(0.1)	—	(0.1)	—	(0.2)

Balance December 31, 2010	7.7	375.0	195.1	187.4	765.2

Net income	1.3	64.7	12.9	53.1	132.0
Reclassification of cash flow hedges into earnings	—	(0.6)	(0.1)	(0.6)	(1.3)
Ownership change	—	—	(178.2)	178.2	—
Capital contributions from members	0.1	3.7	2.0	1.9	7.7
Distributions to members	(8.2)	(76.0)	(24.3)	(59.9)	(168.4)
Attributed deferred tax expense	—	(0.3)	(0.1)	(0.1)	(0.5)

Balance December 31, 2011	0.9	366.5	7.3	360.0	734.7

Net income	1.3	63.3	0.5	64.2	129.3
Reclassification of cash flow hedges into earnings	(0.1)	(0.6)	—	(0.6)	(1.3)
Ownership change	—	—	(7.0)	7.0	—
Capital contributions from members	—	—	—	—	—
Distributions to members	(1.6)	(77.2)	(0.8)	(78.0)	(157.6)
Attributed deferred tax expense	—	(0.2)	—	(0.3)	(0.5)

Balance December 31, 2012	$0.5	$351.8	$—	$352.3	$704.6

See Notes to Financial Statements.

GULFSTREAM NATURAL GAS SYSTEM, L.L.C.

Notes to Financial Statements

1. Summary of Operations and Significant Accounting Policies

Nature of Operations. Gulfstream Natural Gas System, L.L.C. (collectively, “we”, “our”, “us” and “company”) owns an interstate natural gas pipeline system and is owned 1% by a subsidiary of Spectra Energy Corp (Spectra Energy), 49% by Spectra Energy Partners, LP (Spectra Energy Partners), and 50% by affiliates of The Williams Companies, Inc (Williams). We are operated under joint management by Spectra Energy, which provides the business functions, and Williams, which provides the technical functions. We transport natural gas that we receive from various onshore and offshore supply sources in the Mississippi and Alabama area, across the Gulf of Mexico, and deliver that natural gas to markets in central and southern Florida. Our interstate natural gas transmission operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). We were formed on May 17, 1999 as a Delaware limited liability company.

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

Customers accounting for 10% or more of revenues during 2012, 2011 and 2010 are as follows:

	% of Revenues
Customer	2012	2011	2010
Florida Power & Light Company	53%	53%	53%
Florida Power Corporation d/b/a Progress Energy Florida, Inc. (a)	29	28	26

(a)	On July 2, 2012 Progress Energy Florida, Inc. completed a merger with Duke Energy.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The amount of AFUDC recognized for 2012 was zero. The total amount of AFUDC included in the Statements of Operations was $0.5 million in 2011 (an equity component of $0.2 million and an interest expense component of $0.3 million), and $0.9 million in 2010 (an equity component of $0.4 million and an interest expense component of $0.5 million).

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

Cash Flow Hedges. In 2005, we entered into derivative transactions that are hedges of the future cash flows of forecasted transactions (cash flow hedges). We are exposed to the impact of market fluctuations in interest rates. To protect from increasing interest rates and the resulting higher cost of the debt that was issued in 2005, we locked in existing interest rates by using financial derivatives (swaps) for hedge strategies. The total amount of the debt in 2005 was $850.0 million of which $500.0 million was hedged. The associated interest rate swaps were terminated on October 12, 2005, prior to the issuance of the related debt. These derivatives were initially recorded on the Balance Sheets at their fair value as Accumulated Other Comprehensive Income (AOCI). Deferred gains of $7.7 million in AOCI as of December 31, 2012 will continue to be amortized to interest expense over the term of the debt issued (November 2015). The total amortization for 2012, 2011 and 2010 was $1.3 million per year.

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

New Accounting Pronouncements — 2012, 2011 and 2010. There were no significant accounting pronouncements adopted during 2012, 2011 or 2010 that had a material impact on our results of operations, financial position or cash flows.

2. Corrections of Error in Members’ Ownership

During 2011, we identified an error in our previously issued Statements of Members’ Equity related to the change in ownership that occurred during 2010. In February 2010, Williams Partners bought a 24.5% interest in us from Williams and in November 2010, Spectra Energy Partners bought a 24.5% interest in us from Spectra Energy. The transfer of equity related to these transactions was not reflected in the Statement of Members’ Equity. The other equity related activity, including allocations of Net income, Reclassification of cash flow hedges into earnings, Capital contributions from members, Distributions to members and Attributed deferred tax expense, in 2010 and total equity both on the Statements of Member’s Equity and the Balance Sheets are not impacted by this error. In addition, the correct ownership percentages were disclosed in Footnote 1 in the 2010 financial statements.

The corrections of member balance on the Statements of Members’ Equity for December 31, 2010 are as follow:

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

Transactions with affiliates are summarized in the tables below:

Statements of Operations

	2012	2011	2010
	(in millions)
Operating, maintenance and other — affiliates	$20.0	$17.7	$15.1

Balance Sheets

	December 31,
	2012	2011
	(in millions)
Property, plant and equipment(a)	$1.0	$2.6
Current assets — other	1.0	0.6
Accounts payable — affiliates	1.2	1.9

(a)	Reflects additions to Property, Plant and Equipment billed from an affiliate in the respective year.

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

Regulatory Assets and Liabilities

	December 31,		Recovery/Refund Period Ends
	2012	2011
	(in millions)
Regulatory Assets(a)
Regulatory asset related to income taxes(b)	$23.2	$23.6	(c	)

Total Regulatory Assets	$23.2	$23.6

Regulatory Liabilities(a)
Fuel tracker(d)	$5.1	$1.9	2013

Total Regulatory Liabilities	$5.1	$1.9

(a)	All regulatory assets and liabilities are excluded from rate base.
(b)	Relates to tax gross-up of AFUDC equity portion and is included in Regulatory Assets and Deferred Debits.
(c)	Amortized over the life of the related property, plant and equipment.
(d)	Included in Current Liabilities.

Rate Related Information. We operate under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving our Phase III expansion project. That order also required us to file a Cost and Revenue Study three years after the Phase III facilities went into service. We filed the Cost and Revenue Study and the FERC accepted the filing on August 6, 2012. There were no changes to rates.

5. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2012	2011
	(Years)	(in millions)
Plant
Natural gas transmission	60	$1,893.0	$1,885.3
Rights of way	60	117.7	117.7
Land	—	16.3	16.3
Construction in process	—	0.9	1.6
Other	5-20	45.2	44.7

Total property, plant and equipment		2,073.1	2,065.6
Total accumulated depreciation and amortization		(319.1)	(281.8)

Total net property, plant and equipment		$1,754.0	$1,783.8

All of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. The composite weighted-average depreciation rates were 1.7% for 2012, 2011, and 2010.

Amortization expense of intangible assets totaled $2.0 million in 2012 and $2.2 million in 2011 and 2010. Amortization expense for 2013 through 2017 is estimated to be $2.0 million each year.

6. Debt

Summary of Debt and Related Terms

	Year Due	December 31,
		2012	2011
		(in millions)
Unsecured note payable, 5.56%	2015	$500.0	$500.0
Unsecured note payable, 6.95%	2016	300.0	300.0
Unsecured note payable, 6.19%	2025	350.0	350.0
Unamortized debt discount		(0.7)	(0.9)

Total long-term debt		$1,149.3	$1,149.1

All scheduled debt payments correspond to the year due. The unsecured note payable due 2015 and 2016 are due within the next five years.

7. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$30.9	$30.9	$—	$—

Total Assets		$30.9	$30.9	$—	$—

Description	Balance Sheet Caption	December 31, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Short-term money market securities	Cash and cash equivalents	$24.7	$24.7	$—	$—

Total Assets		$24.7	$24.7	$—	$—

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Financial Instruments. The fair value of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets. The fair value of long-term debt represents a level 2 valuations which is determined based on market-based prices which may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

	December 31,
	2012		2011
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt (a)	$1,150.0	$1,342.7	$1,150.0	$1,332.1

(a)	Excludes unamortized items

The fair value of cash and cash equivalents, accounts receivable, and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During the 2012 and 2011 periods, there were no adjustments to assets measured at fair value on a nonrecurring basis.

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

Litigation. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contracts and payment claims, some may involve substantial monetary amounts. We have insurance for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material adverse effect on our results of operations, financial position or cash flows.

10. Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2013 through February 25, 2013 the date the financial statements were issued.

A distribution to members of $43.4 million was declared and paid on January 24, 2013.

CONSOLIDATED FINANCIAL STATEMENTS OF

MARKET HUB PARTNERS HOLDING

INDEPENDENT AUDITORS’ REPORT

To the Partners of Market Hub Partners Holding

We have audited the accompanying consolidated financial statements of Market Hub Partners Holding and subsidiaries (the “Partnership”), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and partners’ capital for each of the three years in the period ended December 31, 2012, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Market Hub Partners Holding and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

February 27, 2013

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Operating Revenues
Salt cavern storage	$106.1	$115.3	$110.5
Salt cavern storage — affiliates	7.5	8.0	8.0

Total operating revenues	113.6	123.3	118.5

Operating Expenses
Operating, maintenance and other	5.7	9.4	8.4
Operating, maintenance and other — affiliates	13.0	12.0	12.6
Depreciation and amortization	11.4	10.8	14.5
Property and other taxes	2.8	5.5	4.2

Total operating expenses	32.9	37.7	39.7

Operating Income	80.7	85.6	78.8
Other Income and Expenses	0.1	—	0.6
Interest Income — Affiliates	0.2	0.1	0.2
Interest Expense	—	0.1	—
Interest Expense — Affiliates	—	—	0.1

Earnings Before Income Taxes	81.0	85.6	79.5
Income Tax Expense	0.3	0.2	0.2

Net Income	$80.7	$85.4	$79.3

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$12.3	$4.4
Receivables (allowance for doubtful accounts of zero at December 31, 2012 and 2011)	10.5	9.8
Receivables — affiliates	0.6	2.0
Natural gas imbalance receivables	6.1	1.6
Natural gas imbalance receivables — affiliates	27.7	17.6
Notes receivable — affiliates	34.0	61.0
Other	1.1	1.2

Total current assets	92.3	97.6

Goodwill	200.5	200.5

Property, Plant and Equipment
Cost	648.1	618.1
Less accumulated depreciation and amortization	124.8	114.1

Net property, plant and equipment	523.3	504.0

Total Assets	$816.1	$802.1

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$0.6	$0.6
Accounts payable — affiliates	2.0	3.3
Taxes accrued	0.2	1.3
Natural gas imbalance payables	26.7	18.5
Natural gas imbalance payables — affiliates	7.2	0.7
Collateral liabilities	0.3	2.1
Collateral liabilities — affiliates	22.0	40.0
Other	0.2	0.1

Total current liabilities	59.2	66.6

Deferred Credits and Other Liabilities	—	0.6

Commitments and Contingencies

Partners’ Capital	756.9	734.9

Total Liabilities and Partners’ Capital	$816.1	$802.1

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80.7	$85.4	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.4	10.8	14.5
Decrease (increase) in:
Receivables	(0.7)	1.0	(0.5)
Receivables — affiliates	1.4	(1.0)	0.4
Other current assets	(0.8)	0.2	(0.4)
Increase (decrease) in:
Accounts payable	0.3	(0.8)	0.3
Accounts payable — affiliates	(1.3)	(0.5)	1.3
Taxes accrued	(1.1)	0.1	—
Collateral liabilities	(1.8)	(0.8)	0.5
Collateral liabilities — affiliates	(18.0)	—	—
Other current liabilities	0.2	—	(0.1)
Other, assets	—	—	0.2
Other, liabilities	(0.6)	0.6	—

Net cash provided by operating activities	69.7	95.0	95.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30.3)	(29.3)	(36.6)
Collections from notes receivable — affiliates	37.0	59.0	47.1
Issuances of notes receivable — affiliates	(10.0)	(52.0)	(60.1)
Other	0.2	—	—

Net cash used in investing activities	(3.1)	(22.3)	(49.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(88.5)	(99.0)	(95.5)
Capital contributions from partners	29.8	27.0	33.1

Net cash used in financing activities	(58.7)	(72.0)	(62.4)

Net increase (decrease) in cash and cash equivalents	7.9	0.7	(16.5)
Cash and cash equivalents at beginning of period	4.4	3.7	20.2

Cash and cash equivalents at end of period	$12.3	$4.4	$3.7

Supplemental Disclosures
Cash paid (received) for interest — affiliates	$(0.1)	$(0.1)	$(0.1)
Cash paid for income taxes	0.2	0.2	0.3
Significant non-cash transactions:
Property, plant and equipment noncash accruals	0.1	0.5	0.4

See Notes to Consolidated Financial Statements.

MARKET HUB PARTNERS HOLDING

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Spectra Energy Corp	Spectra Energy Partners, LP	Total
Balance December 31, 2009	$352.4	$352.2	$704.6
Net income	39.7	39.6	79.3
Capital contributions from partners	16.5	16.6	33.1
Distributions to partners	(47.8)	(47.7)	(95.5)

Balance December 31, 2010	360.8	360.7	721.5
Net income	42.7	42.7	85.4
Capital contributions from partners	13.5	13.5	27.0
Distributions to partners	(49.5)	(49.5)	(99.0)

Balance December 31, 2011	367.5	367.4	734.9
Net income	40.4	40.3	80.7
Capital contributions from partners	14.9	14.9	29.8
Distributions to partners	(44.3)	(44.2)	(88.5)

Balance December 31, 2012	$378.5	$378.4	$756.9

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

There were no customers that accounted for 10% or more of consolidated revenues during 2012, 2011 or 2010.

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

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2012, 2011 or 2010.

We perform either a qualitative assessment or a quantitative assessment of our reporting unit based on management’s judgment. With respect to the qualitative assessment, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it was more likely than not that the fair value of our reporting unit was less than its carrying amount.

In connection with the quantitative assessment, we primarily use a discounted cash flow analysis to determine our fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, as well as other factors that affect our revenue, expense and capital expenditure projections. If the carrying amount exceeds fair value, a comparison of the fair value and carrying value of the goodwill needs to be performed. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value is below its carrying amount.

As of December 31, 2012, goodwill was $200.5 million and there were no changes to the goodwill balance during 2012 or 2011.

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

New Accounting Pronouncements. There were no significant accounting pronouncements adopted during 2012, 2011 or 2010 that had a material impact on our consolidated results of operations, financial position or cash flows.

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

Transactions with affiliates are summarized in the tables below:

Consolidated Statements of Operations

	2012	2011	2010
	(in millions)
Salt cavern storage	$7.5	$8.0	$8.0
Operating, maintenance and other	13.0	12.0	12.6
Interest Income	0.2	0.1	0.2
Interest Expense	—	—	0.1

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in millions)
Receivables	$0.6	$2.0
Natural gas imbalance receivables	27.7	17.6
Notes receivable	34.0	61.0
Current assets — other	0.2	0.2
Accounts payable	2.0	3.3
Natural gas imbalance payables	7.2	0.7
Collateral liabilities	22.0	40.0

At the beginning of 2012, we had a $40.0 million security deposit from an affiliate for a gas loan contract ending April 30, 2012. At the end of 2012, we had a $22.0 million security deposit from a similar contract with that affiliate with a termination date of April 30, 2013. We are required to pay a market rate of interest on the security deposit. Security deposits—$40.0 million at December 31, 2011 and $22.0 million at 2012, are classified as Collateral Liabilities — Affiliates on the Consolidated Balance Sheets.

On August 15, 2012, we entered into a new five-year promissory note agreement with Spectra Energy Partners and Spectra Energy Capital, LLC, (Spectra Capital), a wholly owned subsidiary of Spectra Energy, to loan up to $50.0 million each, replacing our existing note agreement. The note matures on August 15, 2017, however, any borrowings under the agreement are payable on demand. The promissory note bears interest based on a one month London InterBank Offering Rate (LIBOR), and the interest rate at December 31, 2012 was 0.22%. As of December 31, 2012 and 2011, Spectra Energy Partners and Spectra Capital each had $17.0 million and $30.5 million of borrowings outstanding under the notes, respectively.

We received capital contributions from our partners of $29.8 million in 2012, $27.0 million in 2011 and $33.1 million in 2010. We made distributions to our partners of $88.5 million in 2012, $99.0 million in 2011 and $95.5 million in 2010.

3. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2012	2011
	(years)	(in millions)
Salt cavern storage facilities	15-50	$630.2	$598.8
Land	—	12.4	12.4
Construction in process	—	3.1	4.5
Other	5-40	2.4	2.4

Total property, plant and equipment		648.1	618.1
Total accumulated depreciation		(124.8)	(114.1)

Total net property, plant and equipment		$523.3	$504.0

The composite weighted-average depreciation rates were 2.1% for 2012, 2.1% for 2011 and 3.0% for 2010.

4. Credit Risk and Financial Instruments

Credit Risk. Our principal customers for high deliverability natural gas storage services are pipelines, local distribution companies, producers, end-users, power generators and energy marketers. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of a particular sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits, or letters of credit to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each agreement.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves as of December 31, 2012 or 2011 related to litigation.

6. Subsequent Event

We have evaluated significant events and transactions that occurred from January 1, 2013 through February 27, 2013, the date the consolidated financial statements were issued.

A distribution to partners of $20.3 million was declared and paid on January 24, 2013.

Exhibit Index

Exhibit No.	Exhibit Description
2.1	Asset Purchase Agreement, dated December 13, 2007, between Spectra Energy Virginia Pipeline Company and East Tennessee Natural Gas, LLC (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated December 14, 2007).

2.2	Securities Purchase Agreement, dated as of April 7, 2009, among Spectra Energy Partners OLP, LP, Atlas Pipeline Mid-Continent LLC, Atlas Pipeline Partners, L.P, solely as guarantor of Atlas Pipeline Mid-Continent LLC, and Spectra Energy Partners, L.P., solely as guarantor of Spectra Energy Partners OLP, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated April 8, 2009).

2.3	Contribution Agreement, dated November 30, 2010, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP and Spectra Energy Southeast Pipeline Corporation (filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated November 30, 2010).

2.4	Purchase and Sale Agreement dated as of May 11, 2011, by and among Equitrans, L.P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated May 11, 2011).

2.5	First Amendment to Purchase and Sale Agreement, dated as of June 30, 2011, by and among Equitrans, L.P. and, solely for the purpose of Sections 1.8, 1.9, 4.17 and 9.15, EQT Corporation, Spectra Energy Partners, LP and, solely for the purpose of Section 9.16, Spectra Energy Capital, LLC (Filed as Exhibit No. 2.1 to Spectra Energy Partners, LP’s Form 8-K dated July 1, 2011).

2.6	Contribution Agreement, dated October 23, 2012, by and between Spectra Energy Partners, LP and Spectra Energy Partners (DE) GP, LP. (filed as Exhibit 2.1 to Spectra Energy Partners, LP’s Form 8-K dated October 23, 2012).

3.1	First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.2	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated April 11, 2008 (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 14, 2008).

3.3	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.5	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.6	First Amended and Restated Limited Liability Agreement of Spectra Energy Partners GP, LLC (filed as Exhibit 3.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.7	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

4.1	Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.1 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.2	First Supplemental Indenture, dated as of June 9, 2011, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (Filed as Exhibit No. 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

Exhibit No.	Exhibit Description

4.3	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.4	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

10.1	Contribution, Conveyance and Assumption Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners OLP, LP, Spectra Energy Partners GP, LLC, Spectra Energy Partners OLP GP, LLC, Spectra Energy Partners (DE) GP, LP, Spectra Energy Transmission, LLC, Spectra Energy Southeast Pipeline Corporation, East Tennessee Natural Gas, LLC, Egan Hub Storage, LLC, Moss Bluff Hub, LLC and Market Hub Partners Holding, LLC (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.2	Omnibus Agreement, dated July 2, 2007, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

10.6	Contribution Agreement, dated December 13, 2007, by and among Spectra Energy Transmission, LLC, Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.8 to Spectra Energy Partners, LP’s 10-K/A on May 14, 2009).

10.7	Gulfstream Natural Gas System, L.L.C. Indenture dated October 26, 2005 relating to $500,000,000 of its 5.56% Senior Notes due 2015 and $350,000,000 of its 6.19% Senior Notes due 2025 (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form S-1/A on June 13, 2007, file no. 333-141687).

10.8	Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit 10.6 to Spectra Energy Partners, LP’s Form S-1/A on June 4, 2007, file no. 333-141687).

10.9	East Tennessee Natural Gas, LLC Note Purchase Agreement dated December 15, 2002 relating to $150,000,000 of its 5.71% Senior Notes due 2012 (filed as Exhibit 10.11 to Spectra Energy Partners, LP’s Form 10-K/A on May 14, 2009).

10.10	Amendment No. 1, dated as of April 4, 2008, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit 10.12 to Spectra Energy Partners, LP’s Form 10-K on February 28, 2011).

10.11	Amendment No. 1, dated as of June 1, 2010, to the Omnibus Agreement entered into and effective as of July 2, 2007 (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP’s Form 8-K dated June 4, 2010).

10.12	Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of March 22, 2010 (filed as Exhibit No. 10.14 to Spectra Energy Partners, LP’s Form 10-K on February 28, 2011).

10.13	Credit Agreement, dated as of October 18, 2011, among Spectra Energy Partners, LP, the Initial Lenders and Issuing Banks named therein, and Citibank, N.A., as Administrative Agent (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Partners, LP on October 20, 2011).

Exhibit No.	Exhibit Description

10.14	Second Amendment to Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C., dated as of September 9, 2011 (filed as Exhibit No. 10.2 to Spectra Energy Partners, LP’s Form 10-Q on November 8, 2011).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP related to Spectra Energy Partners, LP

*23.2	Consent of Deloitte & Touche LLP related to Gulfstream Natural Gas System, L.L.C.

*23.3	Consent of Deloitte & Touche LLP related to Market Hub Partners Holdings and Subsidiaries

*24.1	Power of Attorney.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.