Form 10-Q
period 2013-03-31
Spectra Energy Partners, LP
filed 2013-05-08
CIK 1394074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At March 31, 2013, there were 103,633,733 Common Units and 2,114,975 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2013

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

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop domestic pipeline, storage, gathering and other related infrastructure projects and the effects of competition;

•	the performance of natural gas transmission, storage and gathering facilities;

•	the extent of success in connecting natural gas supplies to transmission and gathering systems and in connecting to expanding gas markets;

•	the effects of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by forward-looking statements; and

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

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Transportation of natural gas	$54.9	$56.2
Storage of natural gas and other	6.0	5.7

Total operating revenues	60.9	61.9

Operating Expenses
Operating, maintenance and other	14.8	15.8
Depreciation and amortization	9.4	9.3
Property and other taxes	3.6	3.7

Total operating expenses	27.8	28.8

Operating Income	33.1	33.1

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	30.7	27.4
Other income and expenses, net	0.1	—

Total other income and expenses	30.8	27.4

Interest Income	0.1	—
Interest Expense	7.6	7.7

Earnings Before Income Taxes	56.4	52.8
Income Tax Expense	0.5	0.4

Net Income	$55.9	$52.4

Calculation of Limited Partners’ Interest in Net Income:
Net income	$55.9	$52.4
Less: General partner’s interest in net income	9.0	6.5

Limited partners’ interest in net income	$46.9	$45.9

Weighted-average limited partner units outstanding—basic and diluted	103.6	96.3
Net income per limited partner unit—basic and diluted	$0.45	$0.48
Distributions paid per limited partner unit during the periods presented	$0.495	$0.475

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
Net Income	$55.9	$52.4
Other comprehensive income
Reclassification of cash flow hedges into earnings	(0.2)	(0.1)

Total Comprehensive Income	$55.7	$52.3

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$25.3	$20.6
Receivables, net	32.1	29.2
Other	4.8	5.5

Total current assets	62.2	55.3

Investments and Other Assets
Investments in unconsolidated affiliates	912.7	921.2
Goodwill	461.7	461.7
Other investments	138.1	141.4

Total investments and other assets	1,512.5	1,524.3

Property, Plant and Equipment
Cost	1,477.2	1,475.9
Less accumulated depreciation and amortization	276.6	269.6

Net property, plant and equipment	1,200.6	1,206.3

Regulatory Assets and Deferred Debits	19.4	19.8

Total Assets	$2,794.7	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2013	December 31, 2012
LIABILITIES AND PARTNERS’ CAPITAL

Current Liabilities
Accounts payable	$10.6	$14.4
Taxes accrued	7.9	8.8
Note payable—affiliates	15.7	17.0
Commercial paper	324.1	336.4
Other	20.5	9.5

Total current liabilities	378.8	386.1

Long-term Debt	699.6	699.6

Deferred Credits and Other Liabilities
Deferred income taxes	9.9	9.4
Other	4.9	5.0

Total deferred credits and other liabilities	14.8	14.4

Commitments and Contingencies

Partners’ Capital
Common units (103.6 million units issued and outstanding at March 31, 2013 and December 31, 2012)	1,655.1	1,659.5
General partner units (2.1 million units issued and outstanding at March 31, 2013 and December 31, 2012)	42.7	42.2
Accumulated other comprehensive income	3.7	3.9

Total partners’ capital	1,701.5	1,705.6

Total Liabilities and Partners’ Capital	$2,794.7	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55.9	$52.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.8	9.7
Deferred income tax expense	0.5	0.4
Equity in earnings of unconsolidated affiliates	(30.7)	(27.4)
Distributions received from unconsolidated affiliates	33.4	24.3
Other	3.6	(1.9)

Net cash provided by operating activities	72.5	57.5

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.6)	(5.3)
Investment expenditures	(0.5)	(9.1)
Distributions received from unconsolidated affiliates	6.1	5.0
Purchases of available-for-sale securities	(610.2)	—
Proceeds from sales and maturities of available-for-sale securities	614.8	—

Net cash provided by (used in) investing activities	5.6	(9.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper	(12.3)	13.0
Payments on notes payable—affiliates	(1.3)	(7.0)
Distributions to partners	(59.8)	(51.8)

Net cash used in financing activities	(73.4)	(45.8)

Net increase in cash and cash equivalents	4.7	2.3
Cash and cash equivalents at beginning of period	20.6	0.8

Cash and cash equivalents at end of period	$25.3	$3.1

Supplemental Disclosures
Property, plant and equipment noncash accruals	$0.7	$1.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income	Total
	Common	General Partner
December 31, 2012	$1,659.5	$42.2	$3.9	$1,705.6
Net income	46.9	9.0	—	55.9
Reclassification of cash flow hedges into earnings	—	—	(0.2)	(0.2)
Distributions to partners	(51.3)	(8.5)	—	(59.8)

March 31, 2013	$1,655.1	$42.7	$3.7	$1,701.5

December 31, 2011	$1,653.6	$39.6	$4.5	$1,697.7
Net income	45.9	6.5	—	52.4
Reclassification of cash flow hedges into earnings	—	—	(0.1)	(0.1)
Attributed deferred tax expense	(0.1)	—	—	(0.1)
Distributions to partners	(45.8)	(6.0)	—	(51.8)

March 31, 2012	$1,653.6	$40.1	$4.4	$1,698.1

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

Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems located throughout the United States (U.S.), and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia.

Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and those of our 100% owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisition

M&N US. On October 31, 2012, we acquired a 38.76% ownership interest in Maritimes & Northeast Pipeline, L.L.C. (M&N US) from Spectra Energy Corp (Spectra Energy) for approximately $318.7 million in cash and approximately $56.2 million in common and general partner units. As of December 31, 2012, M&N US had debt outstanding of $429.0 million, 38.76% of which is $166.3 million. M&N US owns a Federal Energy Regulatory Commission (FERC) regulated mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. In 2012, M&N US’ firm transportation and storage contracts had a weighted average remaining life of 20 years and 99% of revenues were derived from capacity reservation charges under firm contracts. M&N US’ pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

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

Department of Transportation’s (DOT) rules and regulations. This segment includes East Tennessee Natural Gas, LLC (East Tennessee), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) (collectively, hereafter referred to as “Ozark”), Saltville Gas Storage, L.L.C. (Saltville) and Big Sandy Pipeline, L.L.C. (Big Sandy).

The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other includes our equity investments in Gulfstream Natural Gas System, L.L.C. (Gulfstream), Market Hub Partners Holding (Market Hub), M&N US and unallocated corporate costs.

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

M&N US owns an interstate natural gas pipeline that extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. The M&N US pipeline links regional gas supplies with Northeast U.S. and Atlantic Canadian markets. M&N US’ operations are subject to the rules and regulations of the FERC.

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes.

Business Segment Data

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating revenues
Gas Transportation and Storage	$60.9	$61.9
Other	—	—

Total operating revenues	$60.9	$61.9

Segment EBIT
Gas Transportation and Storage	$35.4	$35.1
Other	28.5	25.4

Total EBIT	63.9	60.5
Interest income	0.1	—
Interest expense	7.6	7.7

Earnings before income taxes	$56.4	$52.8

4. Net Income Per Limited Partner Unit and Cash Distributions

The following table presents our net income per limited partner unit calculations.

	Three Months Ended March 31,
	2013	2012
	(in millions, except per unit amounts)
Net income	$55.9	$52.4
Less:
General partner’s interest in net income—2%	1.1	1.1
General partner’s interest in net income attributable to incentive distribution rights	7.9	5.4

Limited partners’ interest in net income	$46.9	$45.9

Weighted average limited partner units outstanding—basic and diluted	103.6	96.3
Net income per limited partner unit—basic and diluted	$0.45	$0.48

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

To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.50125 per limited partner unit was declared on April 29, 2013 and is payable on May 15, 2013 to unitholders of record at the close of business on May 9, 2013.

5. Investments in Unconsolidated Affiliates

As of March 31, 2013, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream, 50% interest in Market Hub and 38.76% interest in M&N US, all of which are accounted for using the equity method.

For the three months ended March 31, 2013, we received total distributions of $21.4 million from Gulfstream, of which $15.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $6.1 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates. For the three months ended March 31, 2012, we received total distributions of $20.3 million, of which $15.3 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $5.0 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.

We received distributions from Market Hub of $10.2 million during the three months ended March 31, 2013 and $9.0 million during the same period in 2012, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

In the fourth quarter of 2012, we purchased a 38.76% ownership in M&N US from Spectra Energy. See Note 2 for further discussion. The equity earnings related to our interest in M&N US is included in our results from the date of the acquisition. We received distributions from M&N US of $7.9 million during the three months ended March 31, 2013, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.

Investments in Unconsolidated Affiliates

	March 31, 2013	December 31, 2012
	(in millions)
Gulfstream	$339.3	$345.5
Market Hub	377.3	378.2
M&N US	196.1	197.5

Total	$912.7	$921.2

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gulfstream	$15.3	$15.3
Market Hub	8.7	12.1
M&N US (a)	6.7	—

Total	$30.7	$27.4

(a)	We acquired a 38.76% interest of M&N US during the fourth quarter of 2012. The equity earnings related to the acquired interest was recorded prospectively from the date of the acquisition.

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gulfstream
Operating revenues	$67.2	$67.7
Operating expenses	18.5	19.0
Operating income	48.7	48.7
Net income	31.2	31.2

Market Hub
Operating revenues	$26.9	$31.2
Operating expenses	9.3	7.0
Operating income	17.6	24.2
Net income	17.5	24.2

M&N US (a)
Operating revenues	$41.2	$—
Operating expenses	14.4	—
Operating income	26.8	—
Net income	17.2	—
(a) We acquired a 38.76% interest in M&N US in the fourth quarter of 2012. Summarized financial information is included for periods after date of acquisition.

6. Marketable Securities

We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short-term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows. We had $136.1 million and $140.7 million of commercial paper investments classified as Other Investments on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively.

7. Debt and Credit Facility

	Expiration Date	Total Credit Facility Capacity	Outstanding at March 31, 2013
			Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$324.1	$375.9

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2013, there were no letters of credit issued under the credit facility or revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of March 31, 2013, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.

As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of March 31, 2013, the consolidated leverage ratio was 3.4.

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

8. Fair Value Measurements

The following tables presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Other investments	$136.1	$—	$136.1	$—
Short-term money market securities	Cash and cash equivalents	24.4	—	24.4	—

Total Assets		$160.5	$—	$160.5	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Other investments	$140.7	$—	$140.7	$—
Short-term money market securities	Cash and cash equivalents	15.7	—	15.7	—

Total Assets		$156.4	$—	$156.4	$—

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

	March 31, 2013		December 31, 2012
Condensed Consolidated Balance Sheets Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt (a)	$500.0	$528.9	$500.0	$528.4
Long-term debt (b)	200.0	199.0	200.0	198.8

(a)	Excludes unamortized items
(b)	East Tennessee debt due in 2024

The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above.

The fair value of cash and cash equivalents, accounts receivable, accounts payable, commercial paper, short-term money market securities and note payable—affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2013 and 2012, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of March 31, 2013 or December 31, 2012 related to litigation.

10. Risk Management and Hedging Activities

We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposure and by monitoring the effects of market changes in interest rates. As of March 31, 2013 and December 31, 2012, we did not have any derivatives outstanding.

11. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the three months ended March 31, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.

12. Subsequent Events

In April 2013, we issued 5.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $193.2 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short-term securities, or a combination of both.

On May 2, 2013, we entered into definitive agreements with subsidiaries of Spectra Energy with respect to the Express-Platte Pipeline System, under which we will acquire a 40% ownership interest in the U.S. portion of the Express-Platte Pipeline System and a 100% ownership interest in the Canadian portion of the pipeline system for approximately $823.0 million. The transactions will be funded with approximately $555.0 million in cash, initially funded with cash on hand and other borrowings, approximately $139.0 million in newly issued partnership units to our general partner, an indirect wholly-owned subsidiary of Spectra Energy, and approximately $129.0 million of acquired Express-Platte System debt. The 1,717-mile Express-Platte Pipeline System, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, specifically Billings and Laurel, Montana, and Casper, Wyoming. The Platte pipeline, which interconnects with Express pipeline in Casper, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. Completion of the transactions are subject to regulatory approval and customary closing conditions. The transactions are expected to close in the third quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

For the three months ended March 31, 2013, we reported net income of $55.9 million compared to $52.4 million for the comparable period in 2012. For the three months ended March 31, 2013, cash available for distribution was $72.9 million, an increase of $6.7 million from the prior year quarter. The increase in both net income and cash available for distribution (CAD) was primarily the result of the acquisition of the 38.76% interest in the M&N US pipeline in October 2012.

In April 2013, we issued 5.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $193.2 million and may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short term securities, or a combination of both.

On May 2, 2013, we entered into definitive agreements with subsidiaries of Spectra Energy with respect to the Express-Platte Pipeline System (Express-Platte System), under which we will acquire a 40% ownership interest in the U.S. portion of the Express-Platte System and a 100% ownership interest in the Canadian portion of the system for approximately $823.0 million. These interests are expected to generate approximately 50% of the consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) resulting from the Express-Platte System in the near term.

The transactions will be funded with approximately $555.0 million in cash, initially funded with cash on hand and other borrowings, approximately $139.0 million in newly issued partnership units to our general partner, and approximately $129.0 million of acquired Express-Platte System debt. Completion of the transactions are subject to regulatory approval and customary closing conditions. The transactions are expected to close in the third quarter of 2013.

A cash distribution of $0.50125 per limited partner unit was declared on April 29, 2013 and is payable on May 15, 2013, representing a 1.3% increase over the previous distribution of $0.495 per limited partner unit paid in February 2013. It is our objective to increase our quarterly distribution by three-quarters of a cent following the closing of the Express- Platte System transactions described above. Our board evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in cash available for distribution.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(in millions)
Operating revenues	$60.9	$61.9	$(1.0)
Operating, maintenance and other expense	18.4	19.5	(1.1)
Depreciation and amortization	9.4	9.3	0.1

Operating income	33.1	33.1	—
Equity in earnings of unconsolidated affiliates	30.7	27.4	3.3
Other income and expenses, net	0.1	—	0.1
Interest income	0.1	—	0.1
Interest expense	7.6	7.7	(0.1)

Earnings before income taxes	56.4	52.8	3.6
Income tax expense	0.5	0.4	0.1

Net income	$55.9	$52.4	$3.5

Net cash provided by operating activities	$72.5	$57.5	$15.0
Adjusted EBITDA (a)	42.5	42.4	0.1
Cash Available for Distribution (a)	72.9	66.2	6.7

(a)	See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles (GAAP).

Three Months Ended March 31, 2013 compared to same period in 2012

Operating Revenues. Operating revenues decreased $1.0 million primarily due to lower revenues at Ozark. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term have negatively affected Ozark revenues.

Operating, Maintenance and Other. The decrease was mainly driven by accelerated software amortization in 2012 and higher pipeline fuel recoveries by East Tennessee in 2013.

Equity in Earnings of Unconsolidated Affiliates. The $3.3 million increase in equity earnings was driven by the acquisition of 38.76% interest in M&N US, partially offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals. The following schedule summarizes the components of equity in earnings of unconsolidated affiliates and our ownership interest for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	(in millions)
Gulfstream
Net income	$31.2	$31.2	$—
Ownership interest	49%	49%	—
Equity in earnings of unconsolidated affiliates	$15.3	$15.3	$—

Market Hub
Net income	$17.5	$24.2	$(6.7)
Ownership interest	50%	50%	—
Equity in earnings of unconsolidated affiliates	$8.7	$12.1	$(3.4)

M&N US
Net income	$17.2	$—	$17.2
Ownership interest	38.76%	—	—
Equity in earnings of unconsolidated affiliates	$6.7	$—	$6.7

Total Equity in Earnings of Unconsolidated Affiliates	$30.7	$27.4	$3.3

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA

We define our Adjusted EBITDA as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream, Market Hub and M&N US, Interest Income, and Other Income and Expenses, net, which primarily consists of non-cash Allowance for Funds Used During Construction (AFUDC). Since Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is a non-GAAP measure and should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity in accordance with GAAP.

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

Cash Available for Distribution

We define Cash Available for Distribution (CAD) as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream, Market Hub, and M&N US and net preliminary project costs, less interest expense, cash paid for income tax expense, maintenance capital expenditures, excluding the impact of reimbursable projects, and other non-cash items affecting net income. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution for M&N US includes an adjustment for amortizing bond payments. These bond payments are paid out in the second and fourth quarters of each year using operating cash flows. Spectra Energy Partners, Gulfstream and Market Hub do not make similar bond payments. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash we plan to distribute for a given period.

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

Spectra Energy Partners

Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$55.9	$52.4
Add:
Interest expense	7.6	7.7
Income tax expense	0.5	0.4
Depreciation and amortization	9.4	9.3
Less:
Equity in earnings of Gulfstream	15.3	15.3
Equity in earnings of Market Hub	8.7	12.1
Equity in earnings of M&N US	6.7	—
Interest income	0.1	—
Other income and expenses, net	0.1	—

Adjusted EBITDA	42.5	42.4
Add:
Cash Available for Distribution from Gulfstream	19.5	19.6
Cash Available for Distribution from Market Hub	10.3	13.5
Cash Available for Distribution from M&N US	9.7	—
Preliminary project costs, net	—	—
Less:
Interest expense	7.6	7.7
Cash paid for income tax expense	—	—
Maintenance capital expenditures	1.6	1.7
Other	(0.1)	(0.1)

Cash Available for Distribution	$72.9	$66.2

Spectra Energy Partners

Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$72.5	$57.5
Interest income	(0.1)	—
Interest expense	7.6	7.7
Income tax expense—current	—	—
Distributions received from Gulfstream	(15.3)	(15.3)
Distributions received from Market Hub	(10.2)	(9.0)
Distributions received from M&N US	(7.9)	—
Changes in operating working capital and other	(4.1)	1.5

Adjusted EBITDA	42.5	42.4
Add:
Cash Available for Distribution from Gulfstream	19.5	19.6
Cash Available for Distribution from Market Hub	10.3	13.5
Cash Available for Distribution from M&N US	9.7	—
Preliminary project costs, net	—	—
Less:
Interest expense	7.6	7.7
Cash paid for income tax expense	—	—
Maintenance capital expenditures	1.6	1.7
Other	(0.1)	(0.1)

Cash Available for Distribution	$72.9	$66.2

Gulfstream

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$31.2	$31.2
Add:
Interest expense	17.5	17.5
Depreciation and amortization	8.9	8.9

Adjusted EBITDA—100%	57.6	57.6
Add:
Preliminary project costs, net	0.4	0.3
Less:
Interest expense	17.5	17.5
Maintenance capital expenditures	0.8	0.3

Cash Available for Distribution—100%	$39.7	$40.1

Adjusted EBITDA—49%	$28.2	$28.2
Cash Available for Distribution—49%	19.5	19.6

Market Hub

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$17.5	$24.2
Add:
Interest expense	—	(0.1)
Income tax expense	0.1	0.1
Depreciation and amortization	2.9	2.8

Adjusted EBITDA—100%	20.5	27.0
Less:
Interest expense	—	(0.1)
Maintenance capital expenditures	—	0.1

Cash Available for Distribution—100%	$20.5	$27.0

Adjusted EBITDA—50%	$10.3	$13.5
Cash Available for Distribution—50%	10.3	13.5

M&N US

Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

Three Months Ended March 31, 2013
(in millions)
Net income	$17.2
Add:
Interest expense	9.6
Depreciation and amortization	6.4

Adjusted EBITDA—100%	33.2
Less:
Interest expense	9.6
Cash paid for amortizing bond payments	—
Other	(1.3)

Cash Available for Distribution—100%	$24.9

Adjusted EBITDA—38.76%	$12.9
Cash Available for Distribution—38.76%	9.7

LIQUIDITY AND CAPITAL RESOURCES

We will rely upon cash flows from operations, including cash distributions received from Gulfstream, Market Hub and M&N US, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. As of March 31, 2013, we had negative net working capital of $316.6 million compared to a negative $330.8 million of working capital as of December 31, 2012. These balances include commercial paper totaling $324.1 million as of March 31, 2013 and $336.4 million as of December 31, 2012.

We have access to a credit facility, with available capacity of $375.9 million at March 31, 2013, which is used to manage working capital requirements. We also have $136.1 million of investments in commercial paper, funded with our proceeds from the November 2012 equity issuance, which may only be used to fund capital expenditures and acquisitions. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.

Cash Flow Analysis

The following table summarizes the changes in cash flows by operating, investing and financing activity for each of the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net cash provided by (used in):
Operating activities	$72.5	$57.5
Investing activities	5.6	(9.4)
Financing activities	(73.4)	(45.8)

Net increase in cash and cash equivalents	4.7	2.3
Cash and cash equivalents at beginning of the period	20.6	0.8

Cash and cash equivalents at end of the period	$25.3	$3.1

Operating Cash Flows

Net cash provided by operating activities totaled $72.5 million in the first three months of 2013 compared to $57.5 million during the same period in 2012. This increase was driven primarily by distributions received from the acquisition of 38.76% interest in M&N US in October 2012 and timing of payments for normal operating expenses.

Investing Cash Flows

Net cash provided by investing activities was $5.6 million in the first three months of 2013 compared to $9.4 million used in the same period in 2012. The change was driven mainly by:

•	an $8.6 million decrease in investment expenditures due to completion of expansion projects at Market Hub in 2012 and

•	$4.6 million of net proceeds in 2013 from the liquidation of available-for-sale securities.

Capital and Investment Expenditures

	Three Months Ended March 31,
	2013	2012
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$4.6	$5.3
Investment Expenditures
Gulfstream	—	—
Market Hub	0.5	9.1
M&N US	—	—

Total capital and investment expenditures	$5.1	$14.4

Capital and investment expenditures for the three months ended March 31, 2013 totaled $5.1 million and included $3.0 million for expansion projects and $2.1 million for maintenance and other projects. We estimate 2013 capital and investment expenditures of approximately $24 million, of which $19 million is to be used for maintenance and other projects.

We continue to evaluate the markets’ needs for incremental expansion opportunities at East Tennessee, Big Sandy, Gulfstream, Market Hub and M&N US. In addition, we are assessing the supply and market needs at Ozark for new or additional transportation services. We expect that significant natural gas infrastructure, including both natural gas transportation and storage with links to growing gas supplies and markets, will be needed over time to serve growth in gas-fired power generation, oil-to-gas conversions, industrial development, petrochemical plants and attachments to new gas supply.

Financing Cash Flows

Net cash used in financing activities was $73.4 million in the first three months of 2013 compared to $45.8 million during the same period in 2012. This change was driven mainly by:

•	$12.3 million net redemption of commercial paper in 2013 compared to $13.0 million net issuances in 2012 and

•	an $8.0 million increase in distributions to partners in 2013 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights, partially offset by

•	$1.3 million of payments on note payable to affiliates in 2013 compared to $7.0 million in 2012.

Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. As previously discussed, a cash distribution of $0.50125 per limited partner unit was declared on April 29, 2013, payable on May 15, 2013, representing a 1.3% increase over the previous distribution of $0.495 per limited partner unit and the twenty-second consecutive quarterly increase.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

OTHER ISSUES

New Accounting Pronouncements. There were no significant accounting pronouncements adopted during the three months ended March 31, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. We believe the exposure to market risk has not changed materially since then.

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

Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

Item 5.	Other Information.

On May 8, 2013, the sole member of Spectra Energy Partners GP, LLC (“Spectra GP LLC”), the general partner of our general partner, amended and restated the limited liability agreement of Spectra GP LLC to clarify the authority of our board of directors to delegate certain responsibilities to our management. This description of the amendments is qualified in its entirety by reference to the Second Amended and Restated Limited Liability Company Agreement of Spectra GP LLC, a copy of which is filed as Exhibit 3.1 to this quarterly report on Form 10-Q and is incorporated in this Item 5 by reference.

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

(a) Exhibits

Exhibit Number

*3.1	Second Amended and Restated Limited Liability Company Agreement of Spectra Energy Partners GP, LLC.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 8, 2013		/S/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer

Date: May 8, 2013		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer