Form 10-Q
period 2013-06-30
Spectra Energy Partners, LP
filed 2013-08-07
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2013, there were 108,808,733 Common Units and 2,220,588 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent management’s intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors used to develop these forward-looking statements and that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas and oil industries;

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates;

•
general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for natural gas and oil and related services;

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

•	increases in the cost of goods and services required to complete capital projects;

•	growth in opportunities, including the timing and success of efforts to develop U.S. and Canadian pipeline, storage, gathering and other related infrastructure projects and the effects of competition;

•	the performance of natural gas transmission, storage and gathering facilities, and crude oil transportation and storage;

•	the extent of success in connecting natural gas and oil supplies to transmission and gathering systems and in connecting to expanding gas and oil markets;

•	the effects of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by forward-looking statements; and

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues
Transportation of natural gas	$52.4	$54.5	$107.3	$110.7
Storage of natural gas and other	4.5	4.2	10.5	9.9
Total operating revenues	56.9	58.7	117.8	120.6
Operating Expenses
Operating, maintenance and other	19.0	15.6	33.8	31.4
Depreciation and amortization	9.5	9.3	18.9	18.6
Property and other taxes	2.2	2.7	5.8	6.4
Total operating expenses	30.7	27.6	58.5	56.4
Operating Income	26.2	31.1	59.3	64.2
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	30.3	23.8	61.0	51.2
Other income and expenses, net	0.2	0.1	0.3	0.1
Total other income and expenses	30.5	23.9	61.3	51.3
Interest Income	0.3	—	0.4	—
Interest Expense	7.4	7.7	15.0	15.4
Earnings Before Income Taxes	49.6	47.3	106.0	100.1
Income Tax Expense	0.3	0.4	0.8	0.8
Net Income	$49.3	$46.9	$105.2	$99.3
Calculation of Limited Partners’ Interest in Net Income:
Net income	$49.3	$46.9	$105.2	$99.3
Less: General partner’s interest in net income	10.2	6.8	19.2	13.3
Limited partners’ interest in net income	$39.1	$40.1	$86.0	$86.0
Weighted-average limited partner units outstanding—basic and diluted	108.4	96.3	106.0	96.3
Net income per limited partner unit—basic and diluted	$0.36	$0.42	$0.81	$0.89
Distributions paid per limited partner unit during the periods presented	$0.50125	$0.48	$0.99625	$0.955

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$49.3	$46.9	$105.2	$99.3
Other comprehensive income
Reclassification of cash flow hedges into earnings	(0.1)	(0.2)	(0.3)	(0.3)
Total Comprehensive Income	$49.2	$46.7	$104.9	$99.0

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$18.1	$20.6
Receivables, net	35.6	29.2
Other	5.8	5.5
Total current assets	59.5	55.3
Investments and Other Assets
Investments in unconsolidated affiliates	900.4	921.2
Goodwill	461.7	461.7
Other investments	320.2	141.4
Total investments and other assets	1,682.3	1,524.3
Property, Plant and Equipment
Cost	1,487.9	1,475.9
Less accumulated depreciation and amortization	284.8	269.6
Net property, plant and equipment	1,203.1	1,206.3
Regulatory Assets and Deferred Debits	19.0	19.8
Total Assets	$2,963.9	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2013	December 31, 2012
LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities
Accounts payable	$11.5	$14.4
Taxes accrued	7.3	8.8
Note payable—affiliates	15.7	17.0
Commercial paper	324.2	336.4
Other	13.7	9.5
Total current liabilities	372.4	386.1
Long-term Debt	699.6	699.6
Deferred Credits and Other Liabilities
Deferred income taxes	10.1	9.4
Other	4.9	5.0
Total deferred credits and other liabilities	15.0	14.4
Commitments and Contingencies
Partners’ Capital
Common units (108.8 million and 103.6 million units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	1,826.3	1,659.5
General partner units (2.2 million and 2.1 million units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	47.0	42.2
Accumulated other comprehensive income	3.6	3.9
Total partners’ capital	1,876.9	1,705.6
Total Liabilities and Partners’ Capital	$2,963.9	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105.2	$99.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.7	19.4
Deferred income tax expense	0.8	0.8
Equity in earnings of unconsolidated affiliates	(61.0)	(51.2)
Distributions received from unconsolidated affiliates	67.0	53.1
Other	(7.9)	(9.6)
Net cash provided by operating activities	123.8	111.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14.2)	(16.9)
Investment expenditures	(1.0)	(13.2)
Distributions received from unconsolidated affiliates	12.6	11.2
Purchases of available-for-sale securities	(2,897.0)	—
Proceeds from sales and maturities of available-for-sale securities	2,717.5	—
Other	—	0.2
Net cash used in investing activities	(182.1)	(18.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in commercial paper	(12.2)	13.0
Proceeds from issuance of units	193.3	—
Proceeds on notes payable—affiliates	—	5.0
Payments on notes payable—affiliates	(1.3)	(7.0)
Distributions to partners	(124.0)	(104.5)
Net cash provided by (used in) financing activities	55.8	(93.5)
Net decrease in cash and cash equivalents	(2.5)	(0.4)
Cash and cash equivalents at beginning of period	20.6	0.8
Cash and cash equivalents at end of period	$18.1	$0.4
Supplemental Disclosures
Property, plant and equipment noncash accruals	$1.1	$2.5

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)
(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income	Total
	Common	General Partner
December 31, 2012	$1,659.5	$42.2	$3.9	$1,705.6
Net income	86.0	19.2	—	105.2
Reclassification of cash flow hedges into earnings	—	—	(0.3)	(0.3)
Issuance of units	189.6	3.9	—	193.5
Distributions to partners	(105.8)	(18.2)	—	(124.0)
Other, net	(3.0)	(0.1)	—	(3.1)
June 30, 2013	$1,826.3	$47.0	$3.6	$1,876.9
December 31, 2011	$1,653.6	$39.6	$4.5	$1,697.7
Net income	86.0	13.3	—	99.3
Reclassification of cash flow hedges into earnings	—	—	(0.3)	(0.3)
Issuance of units	0.3	—	—	0.3
Attributed deferred tax expense	(0.1)	—	—	(0.1)
Distributions to partners	(92.0)	(12.5)	—	(104.5)
June 30, 2012	$1,647.8	$40.4	$4.2	$1,692.4

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
2. Acquisitions
Maritimes & Northeast Pipeline, L.L.C. (M&N US). On October 31, 2012, we acquired a 38.76% ownership interest in M&N US from Spectra Energy Corp (Spectra Energy) for approximately $318.7 million in cash and approximately $56.2 million in common and general partner units. As of December 31, 2012, M&N US had debt outstanding of $429.0 million, 38.76% of which is $166.3 million. M&N US owns a Federal Energy Regulatory Commission (FERC) regulated mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. M&N US’ pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.
The M&N US acquisition represented a transaction between entities under common control, but did not represent a change in reporting entity. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein include the results of the acquisition of M&N US as of the date of the acquisition.
Express-Platte pipeline system (Express-Platte). On August 2, 2013 we acquired a 40% ownership interest in the U.S. portion of Express-Platte and a 100% ownership interest in the Canadian portion of the pipeline system from subsidiaries of Spectra Energy for approximately $410.0 million in cash, approximately $319.0 million in common and general partner units, and approximately $129.0 million of acquired Express-Platte debt. The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, specifically Billings and Laurel, Montana, and Casper, Wyoming. The Platte pipeline, which interconnects with Express pipeline in Casper, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.
Our interest in the U.S. portion of Express-Platte will be accounted for as an equity investment. The Canadian portion of Express-Platte will be consolidated. A new reportable segment, "Liquids" was formed at the closing of the transaction and consists of both the U.S. and Canadian portions of the Express-Platte system. Given the recent closing of the transaction, the initial accounting and supplemental pro forma information is not available.
3. Business Segments
Our Gas Transportation and Storage segment aligns our operations with the chief operating decision makers’ view of the business. This business segment is considered to be our sole reportable segment as of June 30, 2013.
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
Business Segment Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues
Gas Transportation and Storage	$56.9	$58.7	$117.8	$120.6
Other	—	—	—	—
Total operating revenues	$56.9	$58.7	$117.8	$120.6
Segment EBIT
Gas Transportation and Storage	$29.2	$33.2	$64.6	$68.3
Other	27.5	21.8	56.0	47.2
Total EBIT	56.7	55.0	120.6	115.5
Interest income	0.3	—	0.4	—
Interest expense	7.4	7.7	15.0	15.4
Earnings before income taxes	$49.6	$47.3	$106.0	$100.1

4. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per unit amounts)
Net income	$49.3	$46.9	$105.2	$99.3
Less:
General partner’s interest in net income—2%	1.0	0.9	2.1	2.0
General partner’s interest in net income attributable to incentive distribution rights	9.2	5.9	17.1	11.3
Limited partners’ interest in net income	$39.1	$40.1	$86.0	$86.0
Weighted average limited partner units outstanding—basic and diluted	108.4	96.3	106.0	96.3
Net income per limited partner unit—basic and diluted	$0.36	$0.42	$0.81	$0.89
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
To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.50875 per limited partner unit was declared on July 24, 2013 and is payable on August 14, 2013 to unitholders of record at the close of business on August 5, 2013.
5. Investments in Unconsolidated Affiliates
As of June 30, 2013, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream, 50% interest in Market Hub and 38.76% interest in M&N US, all of which are accounted for using the equity method.

For the six months ended June 30, 2013, we received total distributions of $43.2 million from Gulfstream, of which $32.2 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $11.0 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.

For the six months ended June 30, 2012, we received total distributions of $41.0 million, of which $29.8 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $11.2 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.
We received distributions from Market Hub of $21.1 million during the six months ended June 30, 2013 and $23.3 million during the same period in 2012, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.
In the fourth quarter of 2012, we purchased a 38.76% ownership in M&N US from Spectra Energy. See Note 2 for further discussion. The equity earnings related to our interest in M&N US is included in our results from the date of the acquisition. We received distributions from M&N US of $15.3 million during the six months ended June 30, 2013, of which $13.7 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $1.6 million were included in Cash Flows from Investing Activities—Distributions Received from Unconsolidated Affiliates.
Investments in Unconsolidated Affiliates

	June 30, 2013	December 31, 2012
	(in millions)
Gulfstream	$334.2	$345.5
Market Hub	373.2	378.2
M&N US	193.0	197.5
Total	$900.4	$921.2
Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gulfstream	$16.9	$14.5	$32.2	$29.8
Market Hub	6.4	9.3	15.1	21.4
M&N US (a)	7.0	—	13.7	—
Total	$30.3	$23.8	$61.0	$51.2

(a)	We acquired a 38.76% interest of M&N US during the fourth quarter of 2012. The equity earnings related to the acquired interest was recorded prospectively from the date of the acquisition.

Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gulfstream
Operating revenues	$68.8	$68.8	$136.0	$136.5
Operating expenses	16.6	21.5	35.1	40.5
Operating income	52.2	47.3	100.9	96.0
Net income	34.6	29.6	65.8	60.8
Market Hub
Operating revenues	$22.1	$27.9	$49.0	$59.1
Operating expenses	9.9	9.4	19.2	16.4
Operating income	12.2	18.5	29.8	42.7
Net income	12.6	18.7	30.1	42.9
M&N US (a)
Operating revenues	$41.8	$—	$83.0	$—
Operating expenses	13.9	—	28.3	—
Operating income	27.9	—	54.7	—
Net income	18.2	—	35.4	—

(a)    We acquired a 38.76% interest in M&N US in the fourth quarter of 2012. Summarized financial information is included for periods after date of acquisition.

6. Goodwill
We perform our annual review for goodwill impairment at the reporting unit level, which we have determined to be our one reportable operating segment, Gas Transportation and Storage. We completed our annual goodwill impairment test as of April 1, 2013 and no impairments were identified. There have been no additions, amortization or other changes in the carrying amount of goodwill since December 31, 2012.
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative or quantitative assessment on our reporting unit based on management's judgment. With respect to our qualitative assessment, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it is more likely than not that the fair value of our reporting unit is less than its respective carrying amount.
In connection with our quantitative assessment, we primarily use a discounted cash flow analysis to determine fair value of our reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, and the ability to renew contracts, as well as other factors that affect our reporting units' revenue, expense and capital expenditure projections.
7. Marketable Securities
We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral requirements. We classify all short-term money market securities that are pledged as collateral as available-for-sale (AFS). We do not purchase marketable securities for speculative purposes; therefore, we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, our investments are held and restricted for the purposes of funding future capital expenditures and acquisitions, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows. We had $320.2 million and $140.7 million of commercial paper investments classified as Other investments on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively.
8. Debt and Credit Facility

			Outstanding at June 30, 2013
	Expiration Date	Total Credit Facility Capacity	Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$324.2	$375.8
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2013, there were no letters of credit issued under the revolving credit facility or revolving borrowings outstanding.

The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of June 30, 2013, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less. As of June 30, 2013, the consolidated leverage ratio was 3.1.
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
9. Fair Value Measurements
The following tables present, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Other investments	$320.2	$—	$320.2	$—
Short-term money market securities	Cash and cash equivalents	14.3	—	14.3	—
Total Assets		$334.5	$—	$334.5	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Other investments	$140.7	$—	$140.7	$—
Short-term money market securities	Cash and cash equivalents	15.7	—	15.7	—
Total Assets		$156.4	$—	$156.4	$—

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

	June 30, 2013		December 31, 2012
Condensed Consolidated Balance Sheets Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt (a)	$700.0	$693.5	$700.0	$727.2

(a)	Excludes unamortized items

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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2013 or December 31, 2012 related to litigation.
11. Risk Management and Hedging Activities
We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposure and by monitoring the effects of market changes in interest rates. As of June 30, 2013 and December 31, 2012, we did not have any derivatives outstanding.

12. Sale of Common Units
In April 2013, we issued 5.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $193.3 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units after deducting the underwriting discount and offering expenses. The net proceeds from this issuance may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short-term securities, or a combination of both.

13. New Accounting Pronouncements
There were no significant accounting pronouncements adopted during the six months ended June 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.
14. Subsequent Events

On August 2, 2013, we acquired a 40% ownership interest in the U.S. portion of Express-Platte and a 100% ownership interest in the Canadian portion of Express-Platte from subsidiaries of Spectra Energy. See Note 2 for additional information.
On August 5, 2013, we entered into a definitive agreement with Spectra Energy, under which we will acquire ownership interests in the remaining Spectra Energy U.S. transmission, storage and liquids assets. These assets provide transportation and storage of natural gas, crude oil and natural gas liquids for customers in various regions of the U.S. and in Alberta, Canada. The pipeline systems include Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, LLC, the remaining 60% ownership interest in the U.S. portion of Express-Platte, an additional 38.77% of M&N US, a 33.3% interest in both Sand Hills Pipeline and Southern Hills Pipeline, an additional 1% of Gulfstream and 50% of Southeast Supply Header, LLC. The natural gas and crude oil storage businesses include Bobcat Gas Storage, the remaining 50% of Market Hub, 50% of Steckman Ridge, LP, and Texas Eastern's and Express-Platte's storage facilities. The transaction will be funded with 175.5 million in newly issued partnership units, $2.2 billion in cash, and approximately $2.5 billion of acquired asset debt. Completion of the transaction is subject to regulatory approval and customary closing conditions. The initial closing, which will include substantially all of the assets to be acquired, is expected to occur in the fourth quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
For the three months ended June 30, 2013, we reported net income of $49.3 million compared to $46.9 million for the comparable period in 2012. For the three months ended June 30, 2013, cash available for distribution (CAD) was $55.6 million, an increase of $2.5 million from the prior year quarter. The increase in both net income and cash available for distribution was primarily the result of the acquisition of the 38.76% interest in the M&N US pipeline in October 2012.
In April 2013, we issued 5.2 million common units to the public representing limited partner interests. The net proceeds from this offering were $193.3 million and may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short term securities, or a combination of both.
On August 2, 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte pipeline system (Express-Platte) and a 100% ownership interest in the Canadian portion of the system for approximately $858.0 million from subsidiaries of Spectra Energy. These interests are expected to generate approximately 50% of the consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) resulting from Express-Platte in the near term. The transaction was funded with approximately $410.0 million in cash, initially funded with cash on hand and other borrowings, approximately $319.0 million in newly issued partnership units to our general partner, and approximately $129.0 million of acquired Express-Platte debt.
On August 5, 2013, we entered into a definitive agreement with Spectra Energy, under which we will acquire ownership interests in the remaining Spectra Energy U.S. transmission, storage and liquids assets. The transaction will be funded with 175.5 million in newly issued partnership units, $2.2 billion in cash, funded by debt and approximately $2.5 billion of acquired asset debt. Completion of the transaction is subject to regulatory approval and customary closing conditions. The initial closing, which will include substantially all of the assets to be acquired, is expected to occur in the fourth quarter of 2013.
A cash distribution of $0.50875 per limited partner unit was declared on July 24, 2013 and is payable on August 14, 2013, representing a 1.5% increase over the previous distribution of $0.50125 per limited partner unit paid in May 2013. Following the close of the aforementioned transaction, it is our intention to increase by three cents per unit our quarterly distribution paid in the first quarter 2014, and then one cent per unit quarterly increases thereafter. Our board evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in cash available for distribution.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Operating revenues	$56.9	$58.7	$(1.8)	$117.8	$120.6	$(2.8)
Operating, maintenance and other expense	21.2	18.3	2.9	39.6	37.8	1.8
Depreciation and amortization	9.5	9.3	0.2	18.9	18.6	0.3
Operating income	26.2	31.1	(4.9)	59.3	64.2	(4.9)
Equity in earnings of unconsolidated affiliates	30.3	23.8	6.5	61.0	51.2	9.8
Other income and expenses, net	0.2	0.1	0.1	0.3	0.1	0.2
Interest income	0.3	—	0.3	0.4	—	0.4
Interest expense	7.4	7.7	(0.3)	15.0	15.4	(0.4)
Earnings before income taxes	49.6	47.3	2.3	106.0	100.1	5.9
Income tax expense	0.3	0.4	(0.1)	0.8	0.8	—
Net income	$49.3	$46.9	$2.4	$105.2	$99.3	$5.9
Net cash provided by operating activities	$51.3	$54.3	$(3.0)	$123.8	$111.8	$12.0
Adjusted EBITDA (a)	35.7	40.4	(4.7)	78.2	82.8	(4.6)
Cash Available for Distribution (a)	55.6	53.1	2.5	128.5	119.3	9.2

(a)
See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles.

Three Months Ended June 30, 2013 compared to same period in 2012
Operating Revenues. Operating revenues decreased $1.8 million primarily due to lower revenues at Ozark. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term have negatively affected Ozark revenues.
Operating, Maintenance and Other. The increase was mainly driven by higher pipeline integrity costs and lower pipeline fuel recoveries both at East Tennessee, transaction costs related to the acquisition of Express-Platte that closed on August 2, 2013, and higher benefit costs, partially offset by accelerated software amortization in 2012.

Equity in Earnings of Unconsolidated Affiliates. The $6.5 million increase in equity earnings was driven by the acquisition of a 38.76% interest in M&N US, and higher equity earnings at Gulfstream resulting from a reversal of previously expensed project development costs and higher pipeline integrity costs in 2012. These increases were partially offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals. The following schedule summarizes the components of equity in earnings of unconsolidated affiliates and our ownership interest for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Gulfstream
Net income	$34.6	$29.6	$5.0
Ownership interest	49%	49%	—
Equity in earnings of unconsolidated affiliates	$16.9	$14.5	$2.4
Market Hub
Net income	$12.6	$18.7	$(6.1)
Ownership interest	50%	50%	—
Equity in earnings of unconsolidated affiliates	$6.4	$9.3	$(2.9)
M&N US
Net income	$18.2	$—	$18.2
Ownership interest	38.76%	—	—
Equity in earnings of unconsolidated affiliates	$7.0	$—	$7.0
Total Equity in Earnings of Unconsolidated Affiliates	$30.3	$23.8	$6.5

Six Months Ended June 30, 2013 compared to same period in 2012
Operating Revenues. Operating revenues decreased $2.8 million primarily due to lower revenues at Ozark. Low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term have negatively affected Ozark revenues.
Operating, Maintenance and Other Expense. The increase was mainly driven by higher benefit costs, higher pipeline integrity costs, and transaction costs related to the acquisition of Express-Platte that closed on August 2, 2013, partially offset by accelerated software amortization in 2012.
Equity in Earnings of Unconsolidated Affiliates. The $9.8 million increase in equity earnings was mainly driven by the acquisition of a 38.76% interest in M&N US, and higher equity earnings at Gulfstream resulting from a reversal of previously expensed project development costs and higher pipeline integrity costs in 2012. The increase was partially offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals.

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	(in millions)
Gulfstream
Net income	$65.8	$60.8	$5.0
Ownership interest	49%	49%	—
Equity in earnings of unconsolidated affiliates	$32.2	$29.8	$2.4
Market Hub
Net income	$30.1	$42.9	$(12.8)
Ownership interest	50%	50%	—
Equity in earnings of unconsolidated affiliates	$15.1	$21.4	$(6.3)
M&N US
Net income	$35.4	$—	$35.4
Ownership interest	38.76%	—	—
Equity in earnings of unconsolidated affiliates	$13.7	$—	$13.7
Total Equity in Earnings of Unconsolidated Affiliates	$61.0	$51.2	$9.8

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
Cash Available for Distribution
We define Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream, Market Hub, and M&N US and net preliminary project costs, less interest expense, cash paid for income tax expense, maintenance capital expenditures, excluding the impact of reimbursable projects, and other non-cash items affecting net income. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution for M&N US includes an adjustment for amortizing bond payments. These bond payments are paid out in the second and fourth quarters of each year using operating cash flows. Spectra Energy Partners, Gulfstream and Market Hub do not make similar bond payments. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash we plan to distribute for a given period.
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

Spectra Energy Partners
Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$49.3	$46.9	$105.2	$99.3
Add:
Interest expense	7.4	7.7	15.0	15.4
Income tax expense	0.3	0.4	0.8	0.8
Depreciation and amortization	9.5	9.3	18.9	18.6
Less:
Equity in earnings of Gulfstream	16.9	14.5	32.2	29.8
Equity in earnings of Market Hub	6.4	9.3	15.1	21.4
Equity in earnings of M&N US	7.0	—	13.7	—
Interest income	0.3	—	0.4	—
Other income and expenses, net	0.2	0.1	0.3	0.1
Adjusted EBITDA	35.7	40.4	78.2	82.8
Add:
Cash Available for Distribution from Gulfstream	19.8	18.9	39.3	38.5
Cash Available for Distribution from Market Hub	6.9	10.5	17.2	24.0
Cash Available for Distribution from M&N US	6.4	—	16.1	—
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.4	7.7	15.0	15.4
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	5.9	9.2	7.5	10.9
Other	(0.1)	(0.2)	(0.2)	(0.3)
Cash Available for Distribution	$55.6	$53.1	$128.5	$119.3

Spectra Energy Partners
Reconciliation of Net Cash Provided by Operating Activities to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net cash provided by operating activities	$51.3	$54.3	$123.8	$111.8
Interest income	(0.3)	—	(0.4)	—
Interest expense	7.4	7.7	15.0	15.4
Distributions received from Gulfstream	(16.9)	(14.5)	(32.2)	(29.8)
Distributions received from Market Hub	(10.9)	(14.3)	(21.1)	(23.3)
Distributions received from M&N US	(5.8)	—	(13.7)	—
Changes in operating working capital and other	10.9	7.2	6.8	8.7
Adjusted EBITDA	35.7	40.4	78.2	82.8
Add:
Cash Available for Distribution from Gulfstream	19.8	18.9	39.3	38.5
Cash Available for Distribution from Market Hub	6.9	10.5	17.2	24.0
Cash Available for Distribution from M&N US	6.4	—	16.1	—
Preliminary project costs, net	—	—	—	—
Less:
Interest expense	7.4	7.7	15.0	15.4
Cash paid for income tax expense	—	—	—	—
Maintenance capital expenditures	5.9	9.2	7.5	10.9
Other	(0.1)	(0.2)	(0.2)	(0.3)
Cash Available for Distribution	$55.6	$53.1	$128.5	$119.3
Gulfstream
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$34.6	$29.6	$65.8	$60.8
Add:
Interest expense	17.6	17.7	35.1	35.2
Depreciation and amortization	9.0	8.9	17.9	17.8
Adjusted EBITDA—100%	61.2	56.2	118.8	113.8
Add:
Preliminary project costs, net	(2.9)	0.1	(2.5)	0.4
Less:
Interest expense	17.6	17.7	35.1	35.2
Maintenance capital expenditures	0.1	0.2	0.9	0.5
Cash Available for Distribution—100%	$40.6	$38.4	$80.3	$78.5
Adjusted EBITDA—49%	$30.0	$27.6	$58.2	$55.8
Cash Available for Distribution—49%	19.8	18.9	39.3	38.5

Market Hub
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$12.6	$18.7	$30.1	$42.9
Add:
Interest expense	—	—	—	(0.1)
Income tax expense	—	(0.1)	0.1	—
Depreciation and amortization	2.9	2.9	5.8	5.7
Less:
Interest Income	—	0.1	—	0.1
Other income and expenses, net	0.4	—	0.4	—
Adjusted EBITDA—100%	15.1	21.4	35.6	48.4
Less:
Interest expense	—	—	—	(0.1)
Maintenance capital expenditures	1.3	0.4	1.3	0.5
Cash Available for Distribution—100%	$13.8	$21.0	$34.3	$48.0
Adjusted EBITDA—50%	$7.5	$10.7	$17.8	$24.2
Cash Available for Distribution—50%	6.9	10.5	17.2	24.0
M&N US
Reconciliation of Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in millions)
Net income	$18.2	$35.4
Add:
Interest expense	9.7	19.3
Depreciation and amortization	6.5	12.9

Adjusted EBITDA—100%	34.4	67.6
Less:
Interest expense	9.7	19.3
Cash paid for amortizing bond payments	8.8	8.8
Cash paid for income tax expense	(0.1)	(0.1)
Maintenance capital expenditures	1.2	1.2
Other (a)	(1.9)	(3.2)

Cash Available for Distribution—100%	$16.7	$41.6

Adjusted EBITDA—38.76%	$13.3	$26.2
Cash Available for Distribution—38.76%	6.4	16.1

(a) Non-cash amortization of early debt extinguishment cost.

Goodwill Impairment Test
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative or quantitative assessment on our reporting unit based on management's judgment. Based on the results of our annual impairment testing, no indicators of impairment were noted and the fair value of our reporting unit at April 1, 2013 (our testing date) was substantially in excess of its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2013 through June 30, 2013 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES
We will rely upon cash flows from operations, including cash distributions received from Gulfstream, Market Hub and M&N US, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. As of June 30, 2013, we had negative net working capital of $312.9 million compared to a negative $330.8 million of working capital as of December 31, 2012. These balances include commercial paper totaling $324.2 million as of June 30, 2013 and $336.4 million as of December 31, 2012.
We have access to a credit facility, with available capacity of $375.8 million at June 30, 2013, which is used to manage working capital requirements. We also have $320.2 million of investments in commercial paper, funded with our proceeds from the November 2012 and April 2013 equity issuances, which may only be used to fund capital expenditures and acquisitions. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.
Cash Flow Analysis
The following table summarizes the changes in cash flows by operating, investing and financing activity for each of the periods presented:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Net cash provided by (used in):
Operating activities	$123.8	$111.8
Investing activities	(182.1)	(18.7)
Financing activities	55.8	(93.5)
Net decrease in cash and cash equivalents	(2.5)	(0.4)
Cash and cash equivalents at beginning of the period	20.6	0.8
Cash and cash equivalents at end of the period	$18.1	$0.4
Operating Cash Flows
Net cash provided by operating activities totaled $123.8 million in the first six months of 2013 compared to $111.8 million during the same period in 2012. This increase was driven primarily by distributions received as a result of acquiring a 38.76% interest in M&N US in October 2012 and timing of payments for normal operating expenses.
Investing Cash Flows
Net cash used in investing activities was $182.1 million in the first six months of 2013 compared to $18.7 million used in the same period in 2012. The change was driven mainly by:

•	$193.5 million of net purchases of available-for-sale securities using funds from the April 2013 equity issuance, partially offset by

•	a $12.2 million decrease in investment expenditures due to completion of expansion projects at Market Hub in 2012 and

•	a $2.7 million decrease in capital expenditures in 2013.

Capital and Investment Expenditures

	Six Months Ended June 30,
	2013	2012
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$14.2	$16.9
Investment Expenditures
Gulfstream	—	—
Market Hub	1.0	13.2
M&N US	—	—
Total capital and investment expenditures	$15.2	$30.1

Capital and investment expenditures for the six months ended June 30, 2013 totaled $15.2 million and included $6.8 million for expansion projects and $8.4 million for maintenance and other projects. We estimate 2013 capital and investment expenditures of approximately $24 million, of which $19 million is to be used for maintenance and other projects.
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
Financing Cash Flows
Net cash provided by financing activities was $55.8 million in the first six months of 2013 compared to $93.5 million used during the same period in 2012. This change was driven mainly by:

•	$193.3 million of net proceeds from the 2013 issuance of common units, partially offset by

•	a $12.2 million net redemption of commercial paper in 2013 compared to $13.0 million net issuances in 2012 and

•	a $19.5 million increase in distributions to partners in 2013 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights.
Available Credit Facility and Restrictive Debt Covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. As previously discussed, a cash distribution of $0.50875 per limited partner unit was declared on July 24, 2013, payable on August 14, 2013, representing a 1.5% increase over the previous distribution of $0.50125 per limited partner unit and the twenty-third consecutive quarterly increase.
Continuous Offering Program. We announced in June 2013 plans to establish a continuous offering program under which we may issue and sell common units representing limited partner interests. The program will be initiated during the second half of 2013 and we intend to use the proceeds from the offering to fund capital expenditures and acquisitions.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities.

OTHER ISSUES
New Accounting Pronouncements. There were no significant accounting pronouncements adopted during the six months ended June 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our financial condition or future results. Other than the risk factors below, there have been no material changes to those risk factors.
The market price of our common units has experienced a high level of volatility relative to our peers.
The market price of our common units has experienced a high level of volatility relative to our peers. This volatility may affect the price at which you could sell our common units.
Increased competition from alternative natural gas transportation, storage, gathering options, crude oil transportation, and alternative fuel sources could have a significant financial effect on us.
We compete primarily with other interstate and intrastate pipelines, storage and gathering facilities in the transportation, storage and gathering of natural gas, as well as in the transportation of crude oil. Some of these competitors may expand or construct transportation, storage and gathering systems that would create additional competition for the services we provide to our customers. Moreover, Spectra Energy and its affiliates are not limited in their ability to compete with us. Further, natural gas and crude oil also compete with other forms of energy available to our customers.
The principal elements of competition among natural gas transportation, storage and gathering assets, and crude oil transportation are rates, terms of service, access to natural gas and oil supplies, flexibility and reliability. The FERC's policies promoting competition in natural gas markets are having the effect of increasing the natural gas transportation, storage and gathering options for our traditional customer base. As a result, we could experience some “turnback” of firm capacity as existing agreements expire. If East Tennessee, Ozark, Big Sandy, Saltville, Gulfstream, Market Hub or M&N US are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could reduce the volumes of natural gas and oil transported, stored or gathered by our systems or, in cases where we do not have long-term fixed rate contracts, could force us to lower our transportation, storage or gathering rates. Competition could intensify the negative effect of factors that significantly decrease demand for natural gas and oil in the markets served by our pipeline systems, such as competing or alternative forms of energy, a recession or other adverse economic conditions, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas and oil. Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. All of these competitive pressures could have an adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make distributions.
Any significant decrease in supplies of natural gas and crude oil connected to our areas of operation could adversely affect business, financial results and reduce Available Cash.
All of our businesses are dependent on the continued availability of natural gas production and reserves and/or crude oil. Low prices for natural gas or crude oil, or regulatory limitations, could adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets. Production from existing wells, natural gas and oil supply basins with access to our pipelines will naturally decline over time. The amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase throughput on our pipelines and cash flows associated with the transportation of gas and crude oil, our customers must continually obtain new supplies of natural gas and crude oil.
If new supplies of natural gas and crude oil are not obtained to replace the natural decline in volumes from existing supply basins, the overall volume of natural gas and crude oil contracted on our systems would decline, which could have an adverse effect on our business, results of operations, financial condition and cash flows, including our ability to make distributions.

Transmission, storage and gathering activities, and crude oil transportation and storage involve numerous risks that may result in accidents or otherwise affect our operations.
There are a variety of hazards and operating risks inherent in natural gas transmission, storage, and gathering activities, and crude oil transportation and storage, such as leaks, explosions, mechanical problems, and natural disasters that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, marine environment (including the Gulf of Mexico), industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Furthermore, our operations include risks related to underwater pipelines in the Gulf of Mexico, which are susceptible to damage from shifting as a result of water currents, as well as damage from vessels. Additional risks are present related to our pipeline that traverses areas in Florida where karst conditions exist. Karst conditions refers to terrain, usually found where limestone or other carbonate rock is present, that may subside or result in a sinkhole collapse when the underlying water table changes.
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

(a) Exhibits
Exhibit Number

2.1
Contribution Agreement, dated May 2, 2013, by and between Spectra Energy Partners, LP and Spectra Energy Partners (DE) GP, LP (filed as Exhibit 2.1 to Spectra Energy Partners, LP's Form 8-K dated May 3, 2013).

2.2
First Amendment to Contribution Agreement, dated August 1, 2013, by and between Spectra Energy Partners, LP and Spectra Energy Partners (DE) GP, LP (filed as exhibit 2.1 to Spectra Energy LP's Form 8-K dated August 2, 2013).

2.3
Securities Purchase Agreement, dated May 2, 2013, by and among Spectra Energy Partners, LP, Spectra Energy Express Pipeline (Canada), Inc. and Spectra Energy Capital Funding, Inc (filed as Exhibit 2.2 to Spectra Energy Partners, LP's Form 8-K dated May 3, 2013).

*2.4
First Amendment to Securities Purchase Agreement, dated as of August 1, 2013, by and among Spectra Energy Partners, LP, Spectra Energy Express Pipeline (Canada), Inc. and Spectra Energy Capital Funding, Inc.

2.5
First Amended and Restated Limited Liability Company Agreement of Express Holdings (USA), LLC, dated August 2, 2013, by and between Spectra Energy Express Holding II, LLC and Spectra Energy Partners, LP (filed as exhibit 2.2 to Spectra Energy Partners, LP's Form 8-K dated August 2, 2013).

2.6	Contribution Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP, dated as of August 5, 2013 (filed as exhibit 2.1 to Spectra Energy LP's Form 8-K dated August 6, 2013).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 7, 2013		/S/ JULIE A. DILL
Julie A. Dill President and Chief Executive Officer

Date: August 7, 2013		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer