Form 10-Q
period 2013-09-30
Spectra Energy Partners, LP
filed 2013-11-07
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2013, there were 115,871,489 Common Units and 2,364,726 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2013

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

•	outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	weather and other natural phenomena, including the economic, operational and other effects of hurricanes and storms;

•	the timing and extent of changes in interest rates and foreign currency exchange rates;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues
Transportation of natural gas	$52.2	$53.0	$159.5	$163.7
Transportation of crude oil	70.7	—	150.6	—
Storage of natural gas and other	10.2	4.2	26.7	14.1
Total operating revenues	133.1	57.2	336.8	177.8
Operating Expenses
Operating, maintenance and other	51.0	17.4	119.2	48.8
Depreciation and amortization	15.9	9.3	42.7	27.9
Property and other taxes	7.1	2.8	17.4	9.2
Total operating expenses	74.0	29.5	179.3	85.9
Operating Income	59.1	27.7	157.5	91.9
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	30.5	26.4	91.5	77.6
Other income and expenses, net	1.0	—	0.4	0.1
Total other income and expenses	31.5	26.4	91.9	77.7
Interest Income	0.1	—	0.5	—
Interest Expense	13.4	7.7	35.2	23.1
Earnings Before Income Taxes	77.3	46.4	214.7	146.5
Income Tax Expense	1.7	0.3	2.7	1.1
Net Income	75.6	46.1	212.0	145.4
Net Income-Noncontrolling Interests	16.0	—	34.4	—
Net Income-Controlling Interests	$59.6	$46.1	$177.6	$145.4
Calculation of Limited Partners’ Interest in Net Income:
Net income-Controlling Interests	$59.6	$46.1	$177.6	$145.4
Less: General partner’s interest in net income	11.8	7.3	31.2	20.6
Limited partners’ interest in net income	$47.8	$38.8	$146.4	$124.8
Weighted-average limited partner units outstanding—basic and diluted	113.4	96.3	108.5	96.3
Net income per limited partner unit—basic and diluted	$0.42	$0.40	$1.35	$1.30
Distributions paid per limited partner unit during the periods presented	$0.50875	$0.485	$1.50500	$1.44

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$75.6	$46.1	$212.0	$145.4
Other comprehensive income (loss)
Foreign currency translation adjustments	0.6	—	0.6	—
Reclassification of cash flow hedges	(0.2)	(0.1)	(0.5)	(0.4)
Total other comprehensive income (loss)	0.4	(0.1)	0.1	(0.4)
Total Comprehensive Income	76.0	46.0	212.1	145.0
Less: Comprehensive Income-Noncontrolling Interests	16.0	—	34.4	—
Comprehensive Income-Controlling Interests	$60.0	$46.0	$177.7	$145.0

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$92.5	$20.6
Other investments	10.3	—
Receivables, net	59.4	29.2
Other	10.6	5.5
Total current assets	172.8	55.3
Investments and Other Assets
Investments in unconsolidated affiliates	894.8	921.2
Goodwill	939.8	461.7
Other investments—restricted funds	2,002.8	140.7
Other	—	0.7
Total investments and other assets	3,837.4	1,524.3
Property, Plant and Equipment
Cost	2,853.7	1,475.9
Less accumulated depreciation and amortization	306.0	269.6
Net property, plant and equipment	2,547.7	1,206.3
Regulatory Assets and Deferred Debits	23.1	19.8
Total Assets	$6,581.0	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$51.6	$14.4
Commercial paper	545.1	336.4
Taxes accrued	19.1	8.8
Interest accrued	12.9	1.3
Note payable—affiliates	15.7	17.0
Current maturities of long-term debt	28.5	—
Other	22.9	8.2
Total current liabilities	695.8	386.1
Long-term Debt	2,786.1	699.6
Deferred Credits and Other Liabilities
Deferred income taxes	44.6	9.4
Other	7.0	5.0
Total deferred credits and other liabilities	51.6	14.4
Commitments and Contingencies
Equity
Partners’ Capital
Common units (115.9 million and 103.6 million units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	2,137.5	1,659.5
General partner units (2.4 million and 2.1 million units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	54.3	42.2
Accumulated other comprehensive income	4.0	3.9
Total partners’ capital	2,195.8	1,705.6
Noncontrolling interests	851.7	—
Total equity	3,047.5	1,705.6
Total Liabilities and Equity	$6,581.0	$2,805.7

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212.0	$145.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.9	29.1
Deferred income tax expense	1.4	1.1
Equity in earnings of unconsolidated affiliates	(91.5)	(77.6)
Distributions received from unconsolidated affiliates	98.6	80.7
Other	12.3	6.4
Net cash provided by operating activities	276.7	185.1
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31.3)	(27.7)
Investment expenditures	(1.5)	(13.8)
Acquisitions, net of cash acquired	(342.9)	—
Distributions received from unconsolidated affiliates	17.4	11.2
Purchases of held-to-maturity securities	(39.5)	—
Proceeds from sales and maturities of held-to-maturity securities	36.0	—
Purchases of available-for-sale securities	(5,663.0)	—
Proceeds from sales and maturities of available-for-sale securities	3,800.9	—
Other	0.1	0.2
Net cash used in investing activities	(2,223.8)	(30.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,887.0	—
Payments for the redemption of long-term debt	(14.0)	—
Net increase in commercial paper	208.7	13.9
Distributions to noncontrolling interests	(33.2)	—
Proceeds from issuance of units	193.3	—
Proceeds on notes payable—affiliates	—	5.0
Payments on notes payable—affiliates	(1.3)	(15.5)
Distributions to partners	(216.2)	(158.2)
Other	(5.3)	—
Net cash provided by (used in) financing activities	2,019.0	(154.8)
Net increase in cash and cash equivalents	71.9	0.2
Cash and cash equivalents at beginning of period	20.6	0.8
Cash and cash equivalents at end of period	$92.5	$1.0
Supplemental Disclosures
Property, plant and equipment noncash accruals	$0.8	$3.0

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital		Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
	Common	General Partner
December 31, 2012	$1,659.5	$42.2	$3.9	$—	$1,705.6
Net income	146.4	31.2	—	34.4	212.0
Other comprehensive income	—	—	0.1	—	0.1
Excess purchase price over net acquired assets in Express-Platte	19.6	0.4	—	—	20.0
Acquisition of interests in Express US	—	—	—	850.5	850.5
Issuances of units	502.4	10.3	—	—	512.7
Distributions to partners	(164.8)	(29.3)	—	—	(194.1)
Express-Platte distributions to partners (pre-acquisition)	(21.7)	(0.4)	—	(33.2)	(55.3)
Other, net	(3.9)	(0.1)	—	—	(4.0)
September 30, 2013	$2,137.5	$54.3	$4.0	$851.7	$3,047.5
December 31, 2011	$1,653.6	$39.6	$4.5	$—	$1,697.7
Net income	124.8	20.6	—	—	145.4
Other comprehensive income (loss)	—	—	(0.4)	—	(0.4)
Issuance of units	0.5	—	—	—	0.5
Attributed deferred tax expense	(0.1)	—	—	—	(0.1)
Distributions to partners	(138.8)	(19.4)	—	—	(158.2)
September 30, 2012	$1,640.0	$40.8	$4.1	$—	$1,684.9

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transportation and gathering of natural gas through interstate pipeline systems located throughout the United States, and the storage of natural gas in underground facilities that are located in southeast Texas, south central Louisiana and southwest Virginia. As a result of our acquisition on August 2, 2013 of interests in the Express-Platte crude oil pipeline system (Express-Platte), which connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions, we are also engaged in the transportation of crude oil. We acquired the remaining interest in Express-Platte in the fourth quarter of 2013.
Basis of Presentation. The Condensed Consolidated Financial Statements include our accounts and those of our subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
On March 14, 2013, Spectra Energy Corp (Spectra Energy) acquired 100% of the ownership interests in Express-Platte from third-parties. On August 2, 2013, we acquired a 40% ownership interest in the U.S. portion of Express-Platte (Express US) and a 100% ownership interest in the Canadian portion of Express-Platte (Express Canada) from subsidiaries of Spectra Energy (collectively, the Express-Platte acquisition). We determined that Express US is a variable interest entity (VIE) whereby we are the primary beneficiary based upon, among other things, the interdependencies that exist between Express Canada and Express US. As a result, at September 30, 2013, we present Express US on a 100%-consolidated basis, with the associated 60% interest that we did not own as of September 30, 2013 presented as noncontrolling interests. On November 1, 2013, we acquired the remaining 60% of Express US. As such, Express US will no longer be considered a VIE, and will be a 100%-consolidated entity with no associated noncontrolling interests effective November 1, 2013.
As the Express-Platte acquisition represented a transfer of entities under common control, the Condensed Consolidated Financial Statements and related information presented herein have been recast to include the historical results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition of Express-Platte.
Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.
2. Acquisitions
Express-Platte. On August 2, 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410.4 million in cash and 7.2 million of newly issued common and general partner units (valued at $318.8 million). The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. The completion of the acquisition expands our growth platform to include the rapidly growing North American crude oil transportation and storage market and diversifies our profile of steady, fee-based cash flows with an escalating-fee asset.

The following table summarizes the preliminary fair values of the assets and liabilities as of March 14, 2013, the acquisition date of Express-Platte from third-parties by Spectra Energy. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Purchase Price Allocation
(in millions)
Cash	$67.5
Receivables	21.3
Other current assets	10.2
Goodwill	478.1
Property, plant and equipment	1,352.5
Accounts payable	(20.4)
Other current liabilities	(19.1)
Deferred credits and other liabilities	(327.1)
Long-term debt, including current portion	(241.9)
Total assets acquired/liabilities assumed	$1,321.1
The following tables present summarized financial information for Express US, which is a VIE, on a 100%-consolidated basis since March 14, 2013, the acquisition date of Express US from third-parties by Spectra Energy.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Operating revenues	$61.1	$131.7
EBIT	29.4	63.6
Net income	26.6	57.3

September 30, 2013
(in millions)
Total current assets	$75.1
Investments and other assets	431.6
Net property, plant and equipment	1,112.9
Total Assets	1,619.6
Total current liabilities	55.0
Long-term debt	145.1
Equity	1,419.5
Total Liabilities and Equity	$1,619.6

The following table presents pro forma results of operations information that reflect the acquisition of Express-Platte as if the acquisition had occurred as of January 1, 2012, adjusted for items that are directly attributable to the acquisition. This information has been compiled from current and historical financial statements, and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per-unit amounts)
Operating revenues	$133.1	$129.5	$395.1	$373.2
Earnings before income taxes	77.3	83.3	217.3	227.3
Net income	75.6	83.0	214.6	226.2
Net income-controlling interests	59.6	71.0	175.2	202.2
Net income per limited partner unit—basic and diluted	0.41	0.61	1.26	1.73
As of September 30, 2013, Express-Platte debt, including current maturities, totaled $227.9 million, consisting of $117.9 million of 7.39% subordinated notes due 2019 and $110.0 million of 6.09% senior notes due 2020. The notes are secured by the assignment of the Express-Platte transportation receivables and by the assets of the Express Canada pipeline system assets.
U.S. assets acquisition. On August 5, 2013, we entered into a definitive agreement with Spectra Energy to acquire ownership interests in its remaining Spectra Energy U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in the U.S. portion of Express-Platte (the Dropdown Transactions). The pipeline systems include Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, LLC, the remaining 60% ownership interest in Express US, an additional 38.77% interest in Maritimes & Northeast Pipeline, L.L.C. (M&N US), 33.3% interests in both DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), an additional 1% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream) and a 50% interest in Southeast Supply Header, LLC. The natural gas and crude oil storage businesses include Bobcat Gas Storage, the remaining 50% interest in Market Hub, a 49.9% interest in Steckman Ridge, LP, and Texas Eastern's and Express-Platte's storage facilities. Aggregate consideration for the Dropdown Transactions, when completed, will be approximately 175.5 million in newly issued Spectra Energy Partners partnership units and approximately $2,300.0 million in cash. The contributed entities had approximately $2,400.0 million of third-party debt at the date of the contribution. On November 1, 2013, we completed the closing of substantially all of the Dropdown Transactions. We paid Spectra Energy aggregate consideration with the issuance of approximately 171.1 million newly issued partnership units and $2,300.0 million in cash. The first of the remaining two closings of the Dropdown Transactions is expected to occur at least 12 months following the November 1, 2013 closing, with the final closing expected to occur at least 12 months thereafter.
M&N US. On October 31, 2012, we acquired a 38.76% ownership interest in M&N US from Spectra Energy for approximately $318.7 million in cash and approximately $56.2 million in common and general partner units. As of the acquisition date, M&N US had debt outstanding of $429.0 million. M&N US owns a Federal Energy Regulatory Commission (FERC) regulated mainline interstate natural gas transportation system in the United States which extends from the Canadian border near Baileyville, Maine to northeastern Massachusetts. M&N US’ pipeline location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.
The M&N US acquisition represented a transaction between entities under common control, but did not represent a change in reporting entity. Accordingly, the Condensed Consolidated Financial Statements and related information presented herein include the results of the acquisition of M&N US as of the date of the acquisition.
3. Business Segments
We manage our business in two reportable segments: Gas Transportation and Storage, and Liquids. Our chief operating decision maker regularly reviews financial information about both segments in deciding how to allocate resources and evaluate performance. There is no aggregation of segments within our reportable business segments.
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
Liquids, a newly formed segment effective with the August 2, 2013 Express-Platte acquisition, provides transportation of crude oil. The Express pipeline carries crude oil from Alberta, Canada to refining markets in the Rockies area. The Platte pipeline, which interconnects with Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB).
The remainder of our operations is presented as “Other.” While it is not considered a business segment, Other includes our equity investments in Gulfstream, Market Hub Partners Holding (Market Hub), M&N US and unallocated corporate costs.
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
Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT represents all profits from continuing operations (both operating and non-operating) before deducting interest and income taxes, net of noncontrolling interests related to those earnings.
Business Segment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues
Gas Transportation and Storage	$56.8	$57.2	$174.6	$177.8
Liquids	76.3	—	162.2	—
Other	—	—	—	—
Total operating revenues	$133.1	$57.2	$336.8	$177.8
Segment EBIT
Gas Transportation and Storage	$29.8	$29.6	$94.4	$97.9
Liquids (a)	19.1	—	37.9	—
Other	23.6	24.5	79.6	71.7
Total EBIT	72.5	54.1	211.9	169.6
Interest income and other (b)	18.2	—	38.0	—
Interest expense	13.4	7.7	35.2	23.1
Earnings before income taxes	$77.3	$46.4	$214.7	$146.5

(a)	Presented net of EBIT's noncontrolling interests for Liquids.

(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

	September 30, 2013	December 31, 2012
	(in millions)
Segment Assets
Gas Transportation and Storage	$1,714.1	$1,715.0
Liquids	1,937.5	—
Total reportable segments	3,651.6	1,715.0
Other	2,929.4	1,090.7
Total consolidated	$6,581.0	$2,805.7

4. Regulatory Matters
Express-Platte. Express Pipeline Limited Partnership’s (Express LP’s) proposal for increases in uncommitted rates filed with the NEB became effective on April 1, 2013. Express Pipeline LLC’s (Express LLC’s) and Platte Pipe Line Company, LLC’s (Platte LLC’s) proposals for increases in uncommitted rates filed with the FERC became effective on July 1, 2013. Express LP’s, Express LLC’s and Platte LLC’s proposals for increases in joint committed rates filed with the NEB and FERC also became effective on April 1, 2013. Express LP, Express LLC and Platte LLC filed new joint committed rates with the NEB and FERC with an effective date of October 1, 2013.
Saltville. Saltville received FERC approval on September 26, 2013 to amend its current rate settlement and extend the deadline to file a Section 4 rate case from October 1, 2013 to February 1, 2014. The extension allows Saltville and its customers to continue discussions towards a new settlement agreement in lieu of the required Section 4 rate case filing.

5. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per unit amounts)
Net income-controlling interests	$59.6	$46.1	$177.6	$145.4
Less:
General partner’s interest in net income—2%	1.2	0.9	3.6	2.9
General partner’s interest in net income attributable to incentive distribution rights	10.6	6.4	27.6	17.7
Limited partners’ interest in net income	$47.8	$38.8	$146.4	$124.8
Weighted average limited partner units outstanding—basic and diluted	113.4	96.3	108.5	96.3
Net income per limited partner unit—basic and diluted	$0.42	$0.40	$1.35	$1.30
The partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.
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
To the extent these incentive distributions are made to our general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.51625 per limited partner unit was declared on October 17, 2013 and is payable on November 14, 2013 to unitholders of record at the close of business on October 31, 2013.
6. Investments in Unconsolidated Affiliates
As of September 30, 2013, our investments in unconsolidated affiliates consist of a 49% interest in Gulfstream, a 50% interest in Market Hub and a 38.76% interest in M&N US, all of which are accounted for using the equity method.
For the nine months ended September 30, 2013, we received total distributions of $63.5 million from Gulfstream, of which $49.7 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $13.8 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates. For the nine months ended September 30, 2012, we received total distributions of $57.1 million, of which $45.9 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $11.2 million were included in Cash Flows From Investing Activities—Distributions Received From Unconsolidated Affiliates.
We received distributions from Market Hub of $28.7 million during the nine months ended September 30, 2013 and $34.8 million during the same period in 2012, all of which were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates.
In the fourth quarter of 2012, we purchased a 38.76% ownership in M&N US from Spectra Energy. See Note 2 for further discussion. We received distributions from M&N US of $23.8 million during the nine months ended September 30, 2013, of which $20.2 million were included in Cash Flows From Operating Activities—Distributions Received From Unconsolidated Affiliates and $3.6 million were included in Cash Flows from Investing Activities—Distributions Received from Unconsolidated Affiliates.
Investments in Unconsolidated Affiliates

	September 30, 2013	December 31, 2012
	(in millions)
Gulfstream	$331.2	$345.5
Market Hub	372.6	378.2
M&N US	191.0	197.5
Total	$894.8	$921.2

Equity in Earnings of Unconsolidated Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gulfstream	$17.5	$16.8	$49.7	$46.6
Market Hub	6.5	9.6	21.6	31.0
M&N US (a)	6.5	—	20.2	—
Total	$30.5	$26.4	$91.5	$77.6

(a)	We acquired a 38.76% interest of M&N US during the fourth quarter of 2012. The equity earnings related to the acquired interest was recorded prospectively from the date of the acquisition.
Summarized Financial Information of Unconsolidated Affiliates (Presented at 100%)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gulfstream
Operating revenues	$69.5	$70.1	$205.5	$206.6
Operating expenses	16.3	18.4	51.4	58.9
Operating income	53.2	51.7	154.1	147.7
Net income	35.7	34.3	101.5	95.1
Market Hub
Operating revenues	21.5	27.2	70.5	86.3
Operating expenses	8.4	7.9	27.6	24.3
Operating income	13.1	19.3	42.9	62.0
Net income	13.1	19.1	43.2	62.0
M&N US (a)
Operating revenues	40.7	—	123.7	—
Operating expenses	14.8	—	43.1	—
Operating income	25.9	—	80.6	—
Net income	16.6	—	52.0	—

(a)	We acquired a 38.76% interest in M&N US in the fourth quarter of 2012. Summarized financial information is included for periods after date of acquisition.
7. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2013 and no impairments were identified.
We perform our annual review for goodwill impairment at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. We determined that our reporting units are equivalent to our reportable segments.
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
The following presents changes in goodwill during 2013:

Goodwill
(in millions)
December 31, 2012	$461.7
Acquisition of interests in Express-Platte	478.1
September 30, 2013	$939.8
See Note 2 for discussion of the acquisition of interests in Express-Platte.
8. Marketable Securities and Restricted Funds
We may actively invest a portion of our cash balances in various financial instruments, including taxable debt securities and short-term money market funds. We do not purchase marketable securities for speculative purposes; therefore, we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments are held and restricted for the purposes of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective types of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. All of our AFS securities are restricted funds and are as follows:

	Estimated Fair Value
	September 30, 2013	December 31, 2012
	(in millions)
Commercial paper	$119.5	$140.7
Money market funds	1,883.3	—
Total available-for-sale securities	$2,002.8	$140.7
All of our AFS marketable securities are classified as Investments and Other Assets - Other Investments-Restricted Funds on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively.
During the second quarter of 2013, we invested the proceeds from our issuance of common units in AFS marketable securities. These securities are restricted for the purpose of funding future capital expenditures and acquisitions.
In September 2013, we issued $1,900.0 million of long-term debt for which the net proceeds are restricted for the purpose of paying a portion of the cash consideration to Spectra Energy for the acquisition of its remaining U.S. transmission, storage, and liquids assets.
At September 30, 2013, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at September 30, 2013 or December 31, 2012.
HTM Securities. All of our HTM securities are restricted funds. We had $10.3 million of money market securities classified as Current Assets - Other Investments on the Condensed Consolidated Balance Sheets as of September 30, 2013. These securities are restricted pursuant to certain Express-Platte debt agreements.

At September 30, 2013, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in HTM securities at September 30, 2013 or December 31, 2012.
9. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

			Outstanding at September 30, 2013
	Expiration Date	Total Credit Facility Capacity	Commercial Paper	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2016	$700.0	$545.1	$154.9
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility.
On November 1, 2013, we amended and restated our credit agreement. The credit facility was increased to $2,000.0 million and expires in 2018.
The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of September 30, 2013, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of adjusted consolidated indebtedness to adjusted consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, of 5.0 or less, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. assets dropdown from Spectra Energy Corp), the ratio may be 5.5 or less. As of September 30, 2013, the consolidated leverage ratio was 4.3 after giving effect to the impact of the dropdown.
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
Debt Issuance
On September 25, 2013, we issued $1,900.0 million aggregate principal amount of senior unsecured notes, comprised of $500.0 million of 2.95% senior notes due in 2018, $1,000.0 million of 4.75% senior notes due in 2024 and $400.0 million of 5.95% senior notes due in 2043. Net proceeds from the offering were used to pay a portion of the cash consideration for the U.S. assets acquisition from Spectra Energy which closed on November 1, 2013.

10. Fair Value Measurements
The following tables present, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Commercial paper	Cash and cash equivalents	$15.4	$—	$15.4	$—
Commercial paper	Investments and other assets - other investments-restricted funds	119.5	—	119.5	—
Money market funds	Investments and other assets - other investments-restricted funds	1,883.3	1,883.3	—	—
Total Assets		$2,018.2	$1,883.3	$134.9	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Money market funds	Cash and cash equivalents	$15.7	$—	$15.7	$—
Commercial paper	Investments and other assets - other investments-restricted funds	140.7	—	140.7	—
Total Assets		$156.4	$—	$156.4	$—
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

	September 30, 2013		December 31, 2012
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities (a)	$2,827.9	$2,916.9	$700.0	$727.2

(a)	Excludes unamortized items.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of September 30, 2013 or December 31, 2012 related to litigation.
12. Risk Management and Hedging Activities
We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to minimal foreign currency risk from Express Canada operations. We employ established policies and procedures to manage our risks associated with these market fluctuations. As of September 30, 2013 and December 31, 2012, we did not have any derivatives outstanding.
13. Issuances of Common Units
In April 2013, we issued 5.2 million common units to the public representing limited partner interests and 0.1 million general partner units. The net proceeds from this offering were $193.3 million, after deducting underwriting discount and offering expenses. The net proceeds from this issuance may only be used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering will be held as cash or invested in short-term securities, or a combination of both.
On August 2, 2013, we issued 7.1 million common units and 0.1 million general partner units to Spectra Energy in connection with the acquisition of Express-Platte, valued at $318.8 million. See Note 2 for further discussion of the acquisition of Express-Platte.
14. New Accounting Pronouncements
There were no significant accounting pronouncements adopted during the nine months ended September 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.
15. Subsequent Events
On November 1, 2013, we completed the closing of substantially all of the Dropdown Transactions. See Note 2 for additional information.
On November 1, 2013, Spectra Energy Partners, LP entered into and borrowed $400.0 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing were used to pay Spectra Energy for the Dropdown Transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
As discussed in Note 1 of Notes to Condensed Consolidated Financial Statements, our results include the results of Express Canada and Express US since March 14, 2013, the date of Spectra Energy’s acquisition of both entities, as the subsequent acquisition by us represented a transfer of entities under common control. As also discussed in Note 1, it was determined that Express US is a VIE, and as such, we present Express US on a 100%-consolidated basis, with the associated 60% interest that we did not own as of September 30, 2013 presented as noncontrolling interests.
For the three months ended September 30, 2013, we reported net income from controlling interests of $59.6 million compared to $46.1 million for the comparable period in 2012. For the three months ended September 30, 2013, cash available for distribution (CAD) was $66.3 million, an increase of $10.0 million from the prior year quarter. The increase in both net income from controlling interests and CAD was primarily the result of the acquisition of the 38.76% interest in the M&N US pipeline in October 2012 and the acquisition of a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy (collectively, the Express-Platte acquisition).
On August 2, 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410.4 million in cash and 7.2 million of newly issued common and general partner units (valued at $318.8 million). See Note 2 of Notes to the Condensed Consolidated Financial Statements for further discussion.
On August 5, 2013, we entered into a definitive agreement with Spectra Energy to acquire ownership interests in the remaining Spectra Energy U.S. transmission, storage and liquids assets, including the remaining 60% interest in Express US (the Dropdown Transactions). On November 1, 2013, we completed the closing of substantially all of the Dropdown Transactions. See Note 2 of Notes to the Condensed Consolidated Financial Statements for further discussion.
On September 25, 2013, Spectra Energy Partners, LP issued $1,900.0 million aggregate principal amount of senior unsecured notes, comprised of $500.0 million of 2.95% senior notes due in 2018, $1,000.0 million of 4.75% senior notes due in 2024 and $400.0 million of 5.95% senior notes due in 2043. Net proceeds from the offering were used to pay a portion of the cash consideration for the Dropdown Transactions from Spectra Energy which closed on November 1, 2013.
On November 1, 2013, Spectra Energy Partners, LP entered into and borrowed $400.0 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing were used to pay Spectra Energy for the Dropdown Transactions.
A cash distribution of $0.51625 per limited partner unit was declared on October 17, 2013 and is payable on November 14, 2013, representing a 1.5% increase over the previous distribution of $0.50875 per limited partner unit paid in August 2013. With the close of the Dropdown Transactions on November 1, 2013, it is our intention to increase our quarterly distribution paid by three cents per unit in the first quarter 2014, and by one cent per unit each quarter thereafter. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in CAD.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Operating revenues	$133.1	$57.2	$75.9	$336.8	$177.8	$159.0
Operating expenses	58.1	20.2	37.9	136.6	58.0	78.6
Depreciation and amortization	15.9	9.3	6.6	42.7	27.9	14.8
Operating income	59.1	27.7	31.4	157.5	91.9	65.6
Equity in earnings of unconsolidated affiliates	30.5	26.4	4.1	91.5	77.6	13.9
Other income and expenses, net	1.0	—	1.0	0.4	0.1	0.3
Interest income	0.1	—	0.1	0.5	—	0.5
Interest expense	13.4	7.7	5.7	35.2	23.1	12.1
Earnings before income taxes	77.3	46.4	30.9	214.7	146.5	68.2
Income tax expense	1.7	0.3	1.4	2.7	1.1	1.6
Net income	75.6	46.1	29.5	212.0	145.4	66.6
Net income-noncontrolling interests	16.0	—	16.0	34.4	—	34.4
Net income-controlling interests	$59.6	$46.1	$13.5	$177.6	$145.4	$32.2
Adjusted EBITDA (a)	46.1	37.0	9.1	124.3	119.8	4.5
Cash Available for Distribution (a)	66.3	56.3	10.0	194.8	175.6	19.2

(a)
See “Reconciliation of Non-GAAP Measures” for a reconciliation of this measure to its most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles.

Three Months Ended September 30, 2013 compared to same period in 2012
Operating Revenues. Operating revenues increased $75.9 million primarily due to the Express-Platte acquisition on August 2, 2013. Express-Platte revenues for the quarter were $76.3 million.
Operating Expenses. The $37.9 million increase was mainly driven by Express-Platte operating expenses of $33.2 million and $5.8 million of transaction costs related to the U.S. assets acquisition from Spectra Energy, which closed on November 1, 2013.
Equity in Earnings of Unconsolidated Affiliates. The $4.1 million increase was driven by the acquisition of a 38.76% interest in M&N US on October 31, 2012 and higher equity earnings at Gulfstream resulting from a favorable ad valorem tax adjustment in the current quarter, partially offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals.

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Gulfstream
Net income	$35.7	$34.3	$1.4
Ownership interest	49%	49%	—
Equity in earnings of unconsolidated affiliates	$17.5	$16.8	$0.7
Market Hub
Net income	$13.1	$19.1	$(6.0)
Ownership interest	50%	50%	—
Equity in earnings of unconsolidated affiliates	$6.5	$9.6	$(3.1)
M&N US
Net income	$16.6	$—	$16.6
Ownership interest	38.76%	—	38.76%
Equity in earnings of unconsolidated affiliates	$6.5	$—	$6.5
Total Equity in Earnings of Unconsolidated Affiliates	$30.5	$26.4	$4.1

Other Expenses. The increases in depreciation and amortization expense, interest expense, income tax expense (foreign income tax), and net income-noncontrolling interests were mostly driven by the Express-Platte acquisition. In addition, interest expense also increased due to the issuance of $1,900.0 million senior notes in September 2013.

Nine Months Ended September 30, 2013 compared to same period in 2012
Operating Revenues. Operating revenues increased $159.0 million primarily due to the Express-Platte acquisition on August 2, 2013. Express-Platte revenues for the nine months ended September 30, 2013 were $162.2 million.The increase was partially offset by lower revenues at Ozark due to low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term.
Operating Expenses. The $78.6 million increase was mainly driven by Express-Platte operating expenses of $72.1 million, $5.8 million of transaction costs related to the U.S. assets acquisition from Spectra Energy, which closed on November 1, 2013, higher benefit costs and higher pipeline integrity costs, partially offset by accelerated software amortization costs in 2012.
Equity in Earnings of Unconsolidated Affiliates. The $13.9 million increase was mainly driven by the acquisition of a 38.76% interest in M&N US on October 31, 2012 and higher equity earnings at Gulfstream resulting from a reversal of previously expensed project development costs, higher pipeline integrity costs in 2012, and a favorable ad valorem tax adjustment in the current quarter. These increases were partially offset by lower equity earnings from Market Hub due to expected lower rates on contract renewals.

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	(in millions)
Gulfstream
Net income	$101.5	$95.1	$6.4
Ownership interest	49%	49%	—
Equity in earnings of unconsolidated affiliates	$49.7	$46.6	$3.1
Market Hub
Net income	$43.2	$62.0	$(18.8)
Ownership interest	50%	50%	—
Equity in earnings of unconsolidated affiliates	$21.6	$31.0	$(9.4)
M&N US
Net income	$52.0	$—	$52.0
Ownership interest	38.76%	—	38.76%
Equity in earnings of unconsolidated affiliates	$20.2	$—	$20.2
Total Equity in Earnings of Unconsolidated Affiliates	$91.5	$77.6	$13.9
Other Expenses. The increases in depreciation and amortization expense, interest expense, income tax expense (foreign income tax), and net income-noncontrolling interests were mostly driven by the Express-Platte acquisition. In addition, interest expense also increased due to the issuance of $1,900.0 million senior notes in September 2013.

Segment Results
Management evaluates segment performance based on EBIT, which represents earnings from continuing operations (both operating and non-operating) before interest and taxes, net of noncontrolling interests related to those earnings. Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. We consider segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our ownership interest in operations without regard to financing methods or capital structures.
Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner.
Gas Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Operating revenues	$56.8	$57.2	$(0.4)	$174.6	$177.8	$(3.2)
Operating expenses	18.0	18.3	(0.3)	52.6	52.1	0.5
Depreciation and amortization	9.3	9.3	—	28.2	27.9	0.3
Operating income	29.5	29.6	(0.1)	93.8	97.8	(4.0)
Other income and expenses	0.3	—	0.3	0.6	0.1	0.5
EBIT	$29.8	$29.6	$0.2	$94.4	$97.9	$(3.5)

Three Months Ended September 30, 2013 Compared to Same Period in 2012
Results for the Gas Transportation and Storage segment for the 2013 quarter were relatively flat compared to the 2012 quarter.
Nine Months Ended September 30, 2013 Compared to Same Period in 2012
Operating Revenues. Operating revenues decreased $3.2 million primarily due to lower revenues at Ozark due to low natural gas prices and the decision by some producers to delay production in the Fayetteville Shale for the near-term. The decrease was partially offset by higher revenues at East Tennessee and Saltville primarily due to changes in rates.
Operating Expenses. The $0.5 million increase was mainly driven by higher benefit costs and higher pipeline integrity costs, partially offset by accelerated software amortization costs in 2012.

Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	2013	2013	Increase (Decrease)
	(in millions)
Operating revenues	$76.3	$—	$76.3	$162.2	$—	$162.2
Operating expenses	33.2	—	33.2	72.1	—	72.1
Depreciation and amortization	6.6	—	6.6	14.5	—	14.5
Operating income	36.5	—	36.5	75.6	—	75.6
Other income and expenses	0.2	—	0.2	0.5	—	0.5
Noncontrolling interests	17.6	—	17.6	38.2	—	38.2
EBIT	$19.1	$—	$19.1	$37.9	$—	$37.9

Express pipeline receipts, MBbl/d (a)	205	—	205	204	—	204
Platte PADD II deliveries, MBbl/d	173	—	173	169	—	169
Canadian dollar exchange rate, average	1.04	—	n/a	1.02	—	n/a

(a)	Thousand barrels per day.
Our Liquids segment is comprised of Express US and Express Canada. As previously discussed, Liquids results include the results of Express US and Express Canada since March 14, 2013, the date of Spectra Energy’s acquisition of both entities.

Adjusted EBITDA and Cash Available for Distribution
Adjusted EBITDA
We define our Adjusted EBITDA as Net Income plus Interest Expense, Income Taxes and Depreciation and Amortization less our Equity in Earnings of Gulfstream, Market Hub and M&N US, Interest Income, and Other Income and Expenses, net, which primarily consists of non-cash Allowance for Funds Used During Construction (AFUDC). Adjusted EBITDA is also less the effects of noncontrolling interests. Since Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA is a non-GAAP measure and should not be considered an alternative to Net Income, Operating Income, cash from operations or any other measure of financial performance or liquidity in accordance with GAAP.
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
Cash Available for Distribution
We define Cash Available for Distribution as our Adjusted EBITDA plus Cash Available for Distribution from Gulfstream, Market Hub, and M&N US and net preliminary project costs, less interest expense, cash paid for income tax expense, maintenance capital expenditures, excluding the impact of reimbursable projects, and other non-cash items affecting net income. Cash Available for Distribution is also less the effects of noncontrolling interests. Cash Available for Distribution does not reflect changes in working capital balances. Cash Available for Distribution for Gulfstream and Market Hub is defined on a basis consistent with us. Cash Available for Distribution for M&N US includes an adjustment for amortizing bond payments. These bond payments are paid out in the second and fourth quarters of each year using operating cash flows. Spectra Energy Partners, Gulfstream and Market Hub do not make similar bond payments. Cash Available for Distribution should not be viewed as indicative of the actual amount of cash we plan to distribute for a given period.
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

Spectra Energy Partners
Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$75.6	$46.1	$212.0	$145.4
Add:
Interest expense	13.4	7.7	35.2	23.1
Income tax expense	1.7	0.3	2.7	1.1
Depreciation and amortization	15.9	9.3	42.7	27.9
Less:
Equity in earnings of unconsolidated affiliates	30.5	26.4	91.5	77.6
Interest income	0.1	—	0.5	—
Other income and expenses, net	1.0	—	0.4	0.1
Noncontrolling interests (a)	13.2	—	13.2	—
Adjusted EBITDA related to Express-Platte prior to August 2, 2013 (b)	15.7	—	62.7	—
Adjusted EBITDA	46.1	37.0	124.3	119.8
Add:
Cash Available for Distribution from Gulfstream	19.5	19.3	58.8	57.8
Cash Available for Distribution from Market Hub	7.7	10.6	24.9	34.6
Cash Available for Distribution from M&N US	9.1	—	25.2	—
Less:
Interest expense	13.4	7.7	35.2	23.1
Maintenance capital expenditures	7.2	3.0	16.2	13.9
Other	(0.1)	(0.1)	(0.3)	(0.4)
Noncontrolling interests (a)	(2.3)	—	(2.3)	—
CAD related to Express-Platte prior to August 2, 2013 (b)	(2.1)	—	(10.4)	—
Cash Available for Distribution	$66.3	$56.3	$194.8	$175.6

(a)	Represents noncontrolling interests of Express US for the period subsequent to acquisition from Spectra Energy Corp (August 2, 2013 through September 30, 2013).

(b)	See Adjustments to Cash Available for Distribution Related to Express-Platte schedule below for further detail.

Express-Platte
The following reconciliation is provided to provide details of the adjustments to the Reconciliation of Net Income to Cash Available for Distribution presented earlier. Net Income as shown on the above reconciliation includes the results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition from third parties. The adjustments represent the exclusion of Cash Available for Distribution of Express-Platte prior to our acquisition on August 2, 2013.

Adjustments to Cash Available for Distribution Related to Express-Platte

	July 1, 2013 to August 1, 2013	March 14, 2013 to August 1, 2013
	(in millions)
Net income	$12.9	$44.2
Add:
Interest expense	1.7	8.5
Income tax expense	—	0.2
Depreciation and amortization	2.2	10.1
Less:
Other income and expenses, net	1.1	0.3
Adjusted EBITDA—100%	15.7	62.7
Interest expense	(1.7)	(8.5)
Maintenance capital expenditures	(0.4)	(1.9)
Other	—	—
Total adjustments below EBITDA	(2.1)	(10.4)
Total Adjustments to Cash Available for Distribution	$13.6	$52.3

Gulfstream
Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$35.7	$34.3	$101.5	$95.1
Add:
Interest expense	17.5	17.4	52.6	52.6
Depreciation and amortization	8.8	8.9	26.7	26.7
Adjusted EBITDA—100%	62.0	60.6	180.8	174.4
Add:
Preliminary project costs, net	—	0.1	(2.5)	0.5
Less:
Interest expense	17.5	17.4	52.6	52.6
Maintenance capital expenditures	4.8	4.0	5.7	4.5
Other		(0.1)		(0.1)
Cash Available for Distribution—100%	$39.7	$39.4	$120.0	$117.9
Adjusted EBITDA—49%	$30.4	$29.7	$88.6	$85.5
Cash Available for Distribution—49%	19.5	19.3	58.8	57.8

Market Hub
Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$13.1	$19.1	$43.2	$62.0
Add:
Interest expense	—	—	—	(0.1)
Income tax expense	—	0.2	0.1	0.2
Depreciation and amortization	2.9	2.8	8.7	8.5
Less:
Interest income	—	—	—	0.1
Other income and expenses, net	—	—	0.4	—
Adjusted EBITDA—100%	16.0	22.1	51.6	70.5
Less:
Interest expense	—	—	—	(0.1)
Maintenance capital expenditures	0.6	0.9	1.9	1.4
Cash Available for Distribution—100%	$15.4	$21.2	$49.7	$69.2
Adjusted EBITDA—50%	$8.0	$11.1	$25.8	$35.3
Cash Available for Distribution—50%	7.7	10.6	24.9	34.6
M&N US
Reconciliation of Net Income to Non-GAAP “Adjusted EBITDA” and “Cash Available for Distribution”

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in millions)
Net income	$16.6	$52.0
Add:
Interest expense	9.5	28.8
Income tax expense	(0.2)	(0.2)
Depreciation and amortization	6.4	19.3
Adjusted EBITDA—100%	32.3	99.9
Less:
Interest expense	9.5	28.8
Cash paid for amortizing bond payments	—	8.8
Cash paid for income tax expense	0.1	—
Maintenance capital expenditures	—	1.2
Other (a)	(0.6)	(3.8)
Cash Available for Distribution—100%	$23.3	$64.9
Adjusted EBITDA—38.76%	$12.5	$38.7
Cash Available for Distribution—38.76%	9.1	25.2

(a)	Non-cash amortization of early debt extinguishment cost.

Goodwill Impairment Test
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative or quantitative assessment on our reporting unit based on management's judgment. Based on the results of our annual impairment testing, no indicators of impairment were noted and the fair value of our reporting unit at April 1, 2013 (our testing date) was substantially in excess of its carrying value. No triggering events or changes in circumstances occurred during the period April 1, 2013 through September 30, 2013 that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we had negative net working capital of $523.0 million. This balance includes commercial paper totaling $545.1 million and current maturities of long-term debt of $28.5 million. We will rely upon cash flows from operations, including cash distributions received from Gulfstream, Market Hub and M&N US, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months.
We have access to a credit facility, with available capacity of $154.9 million at September 30, 2013, which is used to manage working capital requirements. On November 1, 2013, we amended and restated our credit agreement. The credit facility was increased to $2,000.0 million and expires in 2018. At September 30, 2013, we also had $2,002.8 million of long-term restricted funds, which was used to fund most of the U.S. assets acquisition on November 1, 2013. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources may continue to include commercial paper, short-term borrowings under our credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows by operating, investing and financing activity for each of the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Net cash provided by (used in):
Operating activities	$276.7	$185.1
Investing activities	(2,223.8)	(30.1)
Financing activities	2,019.0	(154.8)
Net increase in cash and cash equivalents	71.9	0.2
Cash and cash equivalents at beginning of the period	20.6	0.8
Cash and cash equivalents at end of the period	$92.5	$1.0
Operating Cash Flows
Net cash provided by operating activities totaled $276.7 million in the first nine months of 2013 compared to $185.1 million during the same period in 2012. This increase was driven primarily by 2013 net income related to the acquisition of Express-Platte interests and distributions received in 2013 as a result of acquiring a 38.76% interest in M&N US in October 2012.
Investing Cash Flows
Net cash used in investing activities was $2,223.8 million in the first nine months of 2013 compared to $30.1 million used in the same period in 2012. The change was driven mainly by the acquisition of Express-Platte interests and purchases of AFS marketable securities from net proceeds from the issuance of long-term debt.

Capital and Investment Expenditures

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Capital Expenditures
Gas Transportation and Storage	$21.0	$27.7
Liquids (a)	10.3	—
Investment Expenditures
Gulfstream	—	—
Market Hub	1.5	13.8
M&N US	—	—
Total capital and investment expenditures	$32.8	$41.5
_______
(a) Excludes the $342.9 million net cash outlay for the acquisition of Express-Platte in August 2013.
On August 2, 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410.4 million in cash and 7.2 million of newly issued common and general partner units (valued at $318.8 million). See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.
Capital and investment expenditures for the nine months ended September 30, 2013 totaled $32.8 million and included $15.8 million for expansion projects and $17.0 million for maintenance and other projects. Excluding the acquisition of interests in Express-Platte and amounts associated with the Dropdown Transactions, we estimate total 2013 capital and investment expenditures of approximately $67.5 million, of which $30.5 million is to be used for maintenance and other projects.
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
Financing Cash Flows and Liquidity
Net cash provided by financing activities was $2,019.0 million in the first nine months of 2013 compared to $154.8 million used during the same period in 2012. This change was driven mainly by:

•	a $1,900.0 million increase in long-term debt issuances in 2013, used to fund a portion of the acquisition of the U.S. assets from Spectra Energy,

•	a $193.3 million increase of net proceeds from the 2013 issuance of common units,

•	a $194.8 million increase in 2013 in proceeds from commercial paper issued, partially offset by

•	a $58.0 million increase in distributions to partners in 2013 as a result of increases in distribution rates, limited partner units outstanding and incentive distribution rights.

Debt Issuance. On September 25, 2013, Spectra Energy Partners, LP issued $1,900 million aggregate principal amount of senior unsecured notes, comprised of $500.0 million of 2.95% senior notes due in 2018, $1,000.0 million of 4.75% senior notes due in 2024 and $400.0 million of 5.95% senior notes due in 2043. Net proceeds from the offering were used to pay a portion of the cash consideration for the U.S. assets acquisition from Spectra Energy which closed on November 1, 2013.
Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.51625 per limited partner unit was declared on October 17, 2013, payable on November 14, 2013, representing a 1.5% increase over the previous distribution of $0.50875 per limited partner unit and the twenty-fourth consecutive quarterly increase.

Continuous Offering Program. In June 2013, we announced plans to establish a continuous offering program under which we may issue and sell common units representing limited partner interests. The program will commence in the fourth quarter of 2013. We intend to use the proceeds from issuances of units under the program for general partnership purposes.
Other Financing Matters. On November 1, 2013, Spectra Energy Partners entered into and borrowed $400.0 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing were used to pay Spectra Energy for the U.S. assets dropdown.
We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units and various debt securities.

OTHER ISSUES
New Accounting Pronouncements. There were no significant accounting pronouncements adopted during the nine months ended September 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 which could materially affect our financial condition or future results. Other than the risk factors below, there have been no material changes to those risk factors.

Risks Related to Our Business Following the U.S. Assets Acquisition

Reductions in demand for natural gas and oil and low market prices of commodities adversely affect our operations and cash flows.
Our regulated businesses are generally economically stable and are not significantly affected in the short term by changing commodity prices. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas, oil and natural gas liquids (NGLs), all of which are beyond our control and could impair the ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output would cause a decline in the volume of natural gas and NGLs transported or gathered, and a decline in the volumes of oil transported, resulting in lower earnings and cash flows. Transmission revenues could be affected by long-term economic declines that result in the non-renewal of long-term contracts at the time of expiration. Lower demand for natural gas and oil, and lower prices for natural gas, oil and NGLs, could result from multiple factors that affect the markets where we operate, including:

•	weather conditions, such as abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively;

•
supply of and demand for energy commodities, including any decreases in the production of natural gas and oil which could negatively affect our processing and transmission businesses due to lower throughput;

•	capacity and transmission service into, or out of, our markets; and

•	petrochemical demand for NGLs.
Market-based storage operations are subject to commodity price risk, which could result in a decrease in our earnings and reduced cash flows.
We have market-based rates for some of our storage operations and sell our storage services based on natural gas market spreads and volatility. If natural gas market spreads or volatility deviate from historical norms or there is significant growth in the amount of storage capacity available to natural gas markets relative to demand, our approach to managing our market-based storage contract portfolio may not protect us from significant variations in storage revenues, including possible declines, as contracts renew.
The lack of availability of natural gas and oil resources may cause customers to seek alternative energy resources, which could materially affect our revenues, earnings and cash flows.
Our natural gas and oil businesses are dependent on the continued availability of natural gas and oil production and reserves. Prices for natural gas and oil, regulatory limitations on the development of natural gas and oil supplies or a shift in supply sources could adversely affect development of additional reserves and production that are accessible by our pipeline and gathering assets. Lack of commercial quantities of natural gas and oil available to these assets could cause customers to seek alternative energy resources, thereby reducing their reliance on our services, which in turn would materially affect our revenues, earnings and cash flows, including our ability to make distributions.

Our business is subject to extensive regulation that affects our operations and costs.
Our U.S. assets and operations are subject to regulation by various federal, state and local authorities, including regulation by the FERC and by various authorities under federal, state and local environmental laws. Our operations in Canada are also subject to regulation by federal, provincial and local authorities, including the NEB, and by various federal and provincial authorities under environmental laws. Regulation affects almost every aspect of our business, including, among other things, the ability to determine terms and rates for services provided by some of our businesses, make acquisitions, construct, expand and operate facilities, issue equity or debt securities, and make distributions.
In addition, regulators in both the United States and Canada have taken actions to strengthen market forces in the gas pipeline industry, which have led to increased competition. In a number of key markets, natural gas pipeline and storage operators are facing competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors. Increased competition driven by regulatory changes could have a material effect on our business, earnings, financial condition and cash flows.
As a result of the acquisition of Express-Platte, we are engaged in crude oil transportation, which is a new line of business. We cannot assure you that our expansion into this line of business will succeed.
In August 2013, we acquired a 40% ownership interest in the Express-Platte System, a 1,717 mile crude oil transportation network that carries crude oil to refineries in the Rocky Mountain and Midwest regions of the U.S. In connection with the Dropdown Transactions, we will acquire the remaining ownership interest in the Express- Platte System, as well as a one-third ownership interest in the Sand Hills and Southern Hills pipelines, which provide transportation of NGLs from the Permian Basin and Eagle Ford region to the premium NGL markets on the Gulf Coast, and from the Mid-Continent to Mont Belvieu, Texas, respectively. Operation of crude oil pipeline is a new line of business for us, as our operations were previously focused on the transportation, gathering and storage of natural gas. Operating a crude oil pipeline system requires different operating strategies and different managerial expertise than our current operations, and a crude oil pipeline system is subject to additional or different regulations. Failure to timely and successfully develop this new line of business in conjunction with our existing operations may have a material adverse effect on our business, financial condition and results of operations.
Execution of our capital projects subjects us to construction risks, increases in labor and material costs and other risks that may affect our financial results.
Construction of new pipelines and storage facilities is subject to various regulatory, development, operational and market risks, including:

•
the ability to obtain necessary approvals and permits by regulatory agencies on a timely basis and on acceptable terms and to maintain those approvals and permits issued and satisfy the terms and conditions imposed therein;

•	the availability of skilled labor, equipment, and materials to complete expansion projects;

•
potential changes in federal, state and local statutes and regulations, including environmental requirements, that may prevent a project from proceeding or increase the anticipated cost of the project;

•	impediments on our ability to acquire rights-of-way or land rights on a timely basis and on acceptable terms;

•
the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials or labor, weather, geologic conditions or other factors beyond our control, that may be material; and

•	general economic factors that affect the demand for natural gas infrastructure.
Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated cost. As a result, new facilities may not achieve their expected investment return, which could affect our earnings, financial position and cash flows.
Natural gas and NGL transmission and storage and crude oil transportation and storage activities involve numerous risks that may result in accidents or otherwise affect our operations.
There are a variety of hazards and operating risks inherent in natural gas and NGL transmission and storage and crude oil transportation and storage activities, such as leaks, explosions, mechanical problems, activities of third parties and damage to pipelines, facilities and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, marine environment (including the Gulf of Mexico), industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Furthermore, our operations include risks related to underwater pipelines in the Gulf of Mexico, which are susceptible to damage from shifting as a result of water currents, as well as damage from vessels. Additional risks are present related to our pipeline that traverses areas in Florida where karst conditions exist. Karst conditions refers to terrain, usually found where limestone or other carbonate rock is present, that may subside or result in a sinkhole collapse when the underlying water table changes.
We do not maintain insurance coverage against all of these risks and losses, and any insurance coverage we might maintain may not fully cover the damages caused by those risks and losses. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks, and Hurricanes Katrina, Rita, Gustav and Ike have made it more difficult for us to obtain certain types of coverage, and we may elect to self-insure a portion of our asset portfolio. Moreover, we do not maintain offshore business interruption insurance. Therefore, should any of these risks materialize, it could have an adverse effect on our business, earnings, financial condition, results of operations or cash flows, including our ability to make distributions.
Our operations are subject to numerous environmental laws and regulations, compliance with which can require significant capital expenditures, increase our cost of operations and may affect or limit our business plans, or expose us to environmental liabilities.
Our natural gas transportation, storage and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. We currently estimate that compliance with major Clean Air Act regulatory programs will cause us to incur capital expenditures of approximately $450 million through 2020 to obtain permits, evaluate offsite impacts of our operations, install pollution control equipment, and otherwise assure compliance.
The precise nature of these compliance obligations at each of our facilities has not been finally determined and may depend in part on future regulatory changes. In addition, compliance with new and emerging environmental regulatory programs is likely to significantly increase our operating costs compared to historical levels. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. No assurance can be made that the costs that may be incurred to comply with environmental regulations in the future will not have a material effect on our earnings and cash flows.
We are exposed to the credit risk of our customers.
We are exposed to the credit risk of our customers in the ordinary course of our business. Generally, our customers are rated investment-grade, are otherwise considered creditworthy or provide us security to satisfy credit concerns. Approximately 90% of our credit exposures for transportation, storage and gathering and processing services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas producers may be the primary customer, the percentage of our customers who are rated investment-grade may decline. While we monitor these situations carefully and take appropriate measures when deemed necessary, it is possible that customer payment defaults, if significant, could have a material effect on our earnings and cash flows.
Native land claims have been asserted in Alberta, which could affect future access to public lands, and the success of these claims could have a significant effect on natural gas production and processing.
Certain aboriginal groups have claimed aboriginal and treaty rights over a substantial portion of public lands on which our facilities in Alberta, and the gas supply areas served by those facilities, are located. The existence of these claims, which range from the assertion of rights of limited use to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Such claims, if successful, could have a significant effect on oil and natural gas production in

Alberta, which could have a material effect on the volume of natural gas processed at our facilities and of NGLs and other products transported in the associated pipelines. The existence of these claims could give rise to future uncertainty regarding land tenure depending upon their negotiated outcomes. We cannot predict the outcome of any of these claims or the effect they may ultimately have on our business and operations.

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

(a) Exhibits
Exhibit Number

2.1
First Amendment to Contribution Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP, dated as of October 31, 2013 (filed as Exhibit 2.1 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

2.2
First Amendment to Contribution Agreement, dated August 1, 2013, by and between Spectra Energy Partners, LP and Spectra Energy Partners (DE) GP, LP (filed as Exhibit 2.1 to Spectra Energy Partners, LP Form 8-K dated August 2, 2013).

2.3
First Amended and Restated Limited Liability Company Agreement of Express Holdings (USA), LLC, dated August 2, 2013, by and between Spectra Energy Express Holding II, LLC and Spectra Energy Partners, LP (filed as Exhibit 2.2 to Spectra Energy Partners, LP Form 8-K dated August 2, 2013).

3.1
Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated as of November 1, 2013 (filed as Exhibit 3.1 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

3.2
Third Amended and Restated Limited Liability Company Agreement of Spectra Energy Partners GP, LLC, dated as of November 1, 2013 (filed as Exhibit 3.2 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

10.1
Amended and Restated Omnibus Agreement, dated November 1, 2013, by and among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC and Spectra Energy Corp (filed as Exhibit 10.1 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

10.2
Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Partners, LP, as Borrower, Citibank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.2 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

10.3
Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Partners, LP, as Borrower, The Bank of Tokyo-Mitsubishi UFJ, LTD, as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.3 to Spectra Energy Partners, LP Form 8-K dated November 1, 2013).

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 07, 2013		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: November 07, 2013		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer