Form 10-Q
period 2014-03-31
Spectra Energy Partners, LP
filed 2014-05-08
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2014, there were 285,158,490 Common Units and 5,819,561 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Transportation of natural gas	$426	$369
Transportation of crude oil	71	13
Storage of natural gas and other	84	77
Total operating revenues	581	459
Operating Expenses
Operating, maintenance and other	156	118
Depreciation and amortization	73	61
Property and other taxes	44	31
Total operating expenses	273	210
Operating Income	308	249
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	28	19
Other income and expenses, net	3	12
Total other income and expenses	31	31
Interest Expense	67	94
Earnings Before Income Taxes	272	186
Income Tax Expense	26	1
Net Income	246	185
Net Income—Noncontrolling Interests	4	4
Net Income—Controlling Interests	$242	$181
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$242	$181
Less: General partner’s interest in net income	42	11
Limited partners’ interest in net income	$200	$170
Weighted-average limited partner units outstanding—basic and diluted	284	104	(a)
Net income per limited partner unit—basic and diluted	$0.70	$1.63	(a)
Distributions paid per limited partner unit	$0.54625	$0.495

(a)
Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for the period prior to the November 1, 2013 U.S. Assets Dropdown has not been recast. See Note 4 for further information.

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net Income	$246	$185
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—
Total other comprehensive income (loss)	(5)	—
Total Comprehensive Income	241	185
Less: Comprehensive Income—Noncontrolling Interests	4	4
Comprehensive Income—Controlling Interests	$237	$181

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$110	$121
Receivables, net	332	355
Inventory	41	42
Fuel tracker	63	28
Other	24	19
Total current assets	570	565
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,392	1,396
Goodwill	3,248	3,215
Other	5	2
Total investments and other assets	4,645	4,613
Property, Plant and Equipment
Cost	14,685	14,592
Less accumulated depreciation and amortization	3,290	3,229
Net property, plant and equipment	11,395	11,363
Regulatory Assets and Deferred Debits	252	253
Total Assets	$16,862	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$246	$231
Commercial paper	284	338
Taxes accrued	47	44
Interest accrued	45	61
Current maturities of long-term debt	445	445
Other	206	216
Total current liabilities	1,273	1,335
Long-term Debt	5,178	5,178
Deferred Credits and Other Liabilities
Deferred income taxes	34	34
Other	108	106
Total deferred credits and other liabilities	142	140
Commitments and Contingencies
Equity
Partners’ Capital
Common units (285.2 million and 284.1 million units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	9,901	9,778
General partner units (5.8 million units issued and outstanding at March 31, 2014 and December 31, 2013)	246	241
Accumulated other comprehensive income	(10)	(5)
Total partners’ capital	10,137	10,014
Noncontrolling interests	132	127
Total equity	10,269	10,141
Total Liabilities and Equity	$16,862	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	63
Deferred income tax expense	24	1
Equity in earnings of unconsolidated affiliates	(28)	(19)
Distributions received from unconsolidated affiliates	27	23
Other	10	(22)
Net cash provided by operating activities	354	231
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(181)	(218)
Investment in and loans to unconsolidated affiliates	(18)	(83)
Purchases of held-to-maturity securities	(11)	—
Proceeds from sales and maturities of held-to-maturity securities	3	—
Purchases of available-for-sale securities	—	(610)
Proceeds from sales and maturities of available-for-sale securities	—	615
Distributions received from unconsolidated affiliates	22	6
Other	15	—
Net cash used in investing activities	(170)	(290)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(2)
Net decrease in commercial paper	(54)	(12)
Distributions to noncontrolling interests	(5)	(5)
Contributions from noncontrolling interests	6	—
Proceeds from issuance of units	53	—
Increase in notes payable—affiliates	—	169
Distributions to partners	(195)	(60)
Contribution from parent	—	57
Net cash provided by (used in) financing activities	(195)	147
Net increase (decrease) in cash and cash equivalents	(11)	88
Cash and cash equivalents at beginning of period	121	48
Cash and cash equivalents at end of period	$110	$136
Supplemental Disclosures
Property, plant and equipment noncash accruals	$57	$87

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	200	42	—	4	246
Other comprehensive income	—	—	(5)	—	(5)
Adjustment to purchase price under net acquired assets from dropdowns	28	1	—	—	29
Attributed deferred tax benefit	1	—	—	—	1
Issuances of units	52	1	—	—	53
Distributions to partners	(156)	(39)	—	—	(195)
Contributions from noncontrolling interests	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	(5)	(5)
Other, net	(2)	—	—	—	(2)
March 31, 2014	$9,901	$246	$(10)	$132	$10,269
December 31, 2012	$5,483	$141	$3	$107	$5,734
Net income	170	11	—	4	185
Net transfer from parent	1,245	25	—	—	1,270
Attributed deferred tax benefit	—	7	—	—	7
Distributions to partners	(51)	(9)	—	—	(60)
Distributions to noncontrolling interests	—	—	—	(5)	(5)
March 31, 2013	$6,847	$175	$3	$106	$7,131

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of March 31, 2014, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively own 84% of us and the remaining 16% is publicly owned.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
In the third quarter of 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte crude oil pipeline system (Express US) and a 100% ownership interest in the Canadian portion of the pipeline system (Express Canada)(collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition). In the fourth quarter 2013, we acquired substantially all of Spectra Energy's remaining U.S. transmission, storage and liquids assets, including Spectra Energy's remaining 60% interest in Express US (the U.S. Assets Dropdown).
As the Express-Platte acquisition and the U.S. Assets Dropdown represented transfers of entities under common control, the Condensed Consolidated Financial Statements for the periods prior to these transactions and related information presented herein have been recast to include the historical results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition of Express-Platte, and the U.S. Assets Dropdown for all periods presented. See Note 2 for further discussion of the transactions.
Spectra Energy and its affiliates are solely responsible for providing the employees and other personnel necessary to conduct our operations. Our costs of doing business have been reflected in our financial accounting records for the periods presented. These costs include direct charges and allocations from Spectra Energy and its affiliates for business services, such as payroll, accounts payable and facilities management; corporate services, such as finance and accounting, legal, human resources, investor relations, public and regulatory policy, and senior executives; and pension and other post-retirement benefit costs.
Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.
2. Acquisitions
U.S. Assets Dropdown. On November 1, 2013, we completed the closing of the U.S. Assets Dropdown. Consideration to Spectra Energy included $2.3 billion in cash, assumption (indirectly by acquisition of the contributed entities) of approximately $2.4 billion of third-party indebtedness of the contributed entities, 167.6 million newly issued limited partner units and 3.4 million newly issued general partner units.
Express-Platte. On August 2, 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410 million in cash and 7.2 million of newly issued common and general partner units. The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. The completion of the acquisition expanded our growth platform to include the rapidly growing

North American crude oil transportation and storage market and diversified our profile of steady, fee-based cash flows with an escalating-fee asset.
The following table summarizes the fair values of the assets and liabilities as of the acquisition date of Express-Platte from third-parties by Spectra Energy.

Purchase Price Allocation
(in millions)
Cash	$67
Receivables	25
Other current assets	9
Goodwill	523
Property, plant and equipment	1,251
Accounts payable	(18)
Other current liabilities	(17)
Deferred credits and other liabilities	(259)
Long-term debt, including current portion	(260)
Total assets acquired/liabilities assumed	$1,321
The allocation of the fair values of assets and liabilities acquired related to the acquisition of Express-Platte was finalized in the first quarter of 2014, resulting in the following adjustments to amounts reported as of December 31, 2013: a $1 million decrease in Other Current Assets, a $60 million decrease in Property, Plant and Equipment, and a $24 million decrease in Deferred Credits and Other Liabilities, resulting in a $37 million increase in Goodwill.
In the first quarter of 2014, we recorded $23 million of income tax expense due to the adjustment to deferred income tax liabilities (eliminated and recorded as an income tax benefit in 2013 in connection with the U.S. Assets Dropdown and resulting changes in tax status of certain entities) as a result of the final purchase price allocation adjustments.
The following table presents pro forma results of operations information that reflect the acquisition of Express-Platte as if the acquisition had occurred as of January 1, 2013, adjusted for items that are directly attributable to the acquisition. This information has been compiled from historical financial statements, and is not necessarily indicative of the results that actually would have been achieved had the transaction occurred at the beginning of 2013 or that may be achieved in the future.

Three Months Ended March 31, 2013
(in millions, except per-unit amounts)
Operating revenues	$517
Earnings before income taxes	201
Net income	200
Net income—controlling interests	196
Net income per limited partner unit—basic and diluted	1.66
3. Business Segments
As a result of the Express-Platte acquisition and the U.S. Assets Dropdown, which represented transfers of entities under common control, we realigned our reportable segments structure. Amounts presented herein for 2013 segment information have been recast to conform to our current segment reporting presentation.
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

The U.S. Transmission segment provides interstate transmission and storage of natural gas. Substantially all of our operations are subject to the Federal Energy Regulatory Commission (FERC) and the Department of Transportation’s (DOT’s) rules and regulations. Our investments in Gulfstream Natural Gas System, LLC (Gulfstream), Southeast Supply Header, LLC (SESH) and Steckman Ridge, LP (Steckman Ridge) are included in U.S. Transmission.
Liquids provides transportation of crude oil and NGLs. The Express-Platte pipeline system is a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB). DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), provide transportation of NGLs from the Permian Basin and Eagle Ford region to the premium NGL markets on the Gulf Coast, and from the Mid-Continent to Mont Belvieu, Texas, respectively. We have direct one-third ownership interests in Sand Hills and Southern Hills. Sand Hills and Southern Hills are subject to the rules and regulations of the FERC.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings from continuing operations before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency transactions, and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended March 31, 2014
U.S. Transmission	$500	$374
Liquids	81	58
Total reportable segments	581	432
Other	—	(19)
Depreciation and amortization	—	73
Interest expense	—	67
Interest income and other	—	(1)
Total consolidated	$581	$272
Three Months Ended March 31, 2013
U.S. Transmission	$446	$336
Liquids	13	7
Total reportable segments	459	343
Other	—	(2)
Depreciation and amortization	—	61
Interest expense	—	94
Interest income and other	—	—
Total consolidated	$459	$186

4. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per unit amounts)
Net income—controlling interests	$242	$181
Less:
General partner’s interest in net income—2%	5	4
General partner’s interest in net income attributable to incentive distribution rights	37	7
Limited partners’ interest in net income	$200	$170
Weighted average limited partner units outstanding—basic and diluted (a)	284	104
Net income per limited partner unit—basic and diluted	$0.70	$1.63

(a)
As discussed in Note 1, the Condensed Consolidated Financial Statements for periods prior to the November 1, 2013 U.S. Assets Dropdown, including Net Income—Controlling Interests as presented on our Condensed Consolidated Statements of Operations, have been recast. Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for periods prior to the U.S. Assets Dropdown has not been recast.

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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.55625 per limited partner unit was declared on May 7, 2014 and is payable on May 30, 2014 to unitholders of record at the close of business on May 19, 2014.

5. Goodwill
The following presents changes in goodwill in 2014:

Goodwill
(in millions)
December 31, 2013	$3,215
Acquisition of Express-Platte	37
Foreign currency translation	(4)
March 31, 2014	$3,248
See Note 2 for discussion of the acquisition of Express-Platte and an adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
6. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bill and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective types of securities (available-for-sale (AFS) marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
HTM Securities. All of our HTM securities are restricted funds. We had $10 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At March 31, 2014, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in HTM securities at March 31, 2014 or December 31, 2013.
7. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at March 31, 2014	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2018	$2,000	$284	$1,716
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility.
The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of March 31, 2014, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of consolidated indebtedness to consolidated EBITDA, as defined in the agreement, of 5.0 to 1.0, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy), the ratio may be 5.5 to 1.0. As of March 31, 2014, the consolidated leverage ratio was 4.1.

8. Fair Value Measurements
There were no assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

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

	March 31, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,625	5,944	5,625	5,813

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, note receivable-noncurrent, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During 2014 and 2013, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
9. Risk Management and Hedging Activities
We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to minimal foreign currency risk from Express Canada operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. As of March 31, 2014 and December 31, 2013, we did not have any derivatives outstanding.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of March 31, 2014 or December 31, 2013 related to litigation.
11. Issuances of Common Units
In the first quarter of 2014, we issued 1.1 million common units to the public, representing limited partner interests, and 24,000 general partner units to Spectra Energy in connection with our continuous offering program. Total net proceeds from sales under the program were $53 million, including $1 million of proceeds from our general partner's proportionate unit purchase. The net proceeds were used for general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital.
12. New Accounting Pronouncements
There were no significant accounting pronouncements adopted during the three months ended March 31, 2014 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
As the Express-Platte acquisition and the U.S. Assets Dropdown represented transfers of entities under common control, the Condensed Consolidated Financial Statements for the periods prior to these transactions and related information presented herein have been recast to present results as if the related assets had been owned historically. As a result of these transactions, we realigned our reportable segments structure. Amounts presented herein for segment information have been recast for all periods presented to conform to our current segment reporting presentation. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the transactions.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2014, we reported net income from controlling interests of $242 million compared to $181 million for the comparable period in 2013. Earnings benefited mainly from the earnings of Express-Platte that was acquired in March 2013, expansion projects at Texas Eastern Transmission, LP (Texas Eastern), and higher natural gas transportation revenues. For the three months ended March 31, 2014 and 2013, distributable cash flow was $324 million and $73 million, respectively.
A cash distribution of $0.55625 per limited partner unit was declared on May 7, 2014 and is payable on May 30, 2014, representing a 2% increase over the previous distribution of $0.54625 per limited partner unit paid in February 2014. It is our intention to increase our quarterly distribution paid by one cent per unit each quarter through 2015. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
In the first quarter of 2014, we had $199 million of capital and investment expenditures, excluding reimbursements from noncontrolling interests of $6 million. We currently project $1.2 billion of capital and investment expenditures for the full year. Projected 2014 expenditures include $0.9 billion of expansion and investment expenditures.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of March 31, 2014, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$581	$459	$122
Operating expenses	273	210	63
Operating income	308	249	59
Equity in earnings of unconsolidated affiliates	28	19	9
Other income and expenses, net	3	12	(9)
Interest expense	67	94	(27)
Earnings before income taxes	272	186	86
Income tax expense	26	1	25
Net income	246	185	61
Net income—noncontrolling interests	4	4	—
Net income—controlling interests	$242	$181	$61
Operating Revenues. The $122 million, or 27%, increase was driven by:
•revenues from Express-Platte acquired in March 2013,
•revenues from expansion projects, primarily at Texas Eastern, and
•increased natural gas transportation revenues from higher demands, primarily as a result of colder weather.
Operating Expenses. The $63 million, or 30%, increase was driven by:
•operating costs from Express-Platte,
•expansion projects, primarily at Texas Eastern,
•higher governance cost associated with the U.S. Assets dropdown and,

•	higher depreciation due to the acquisition of Express-Platte and expansion projects.
Equity in Earnings of Unconsolidated Affiliates. The $9 million, or 47%, increase was driven primarily by higher earnings from Sand Hills and Southern Hills, which were placed in service in June 2013.
Other Income and Expenses, Net. The $9 million, or 75%, decrease was driven primarily by the lower allowance for funds used during construction (AFUDC) resulting from decreased capital spending on expansion projects.
Interest expense. The $27 million, or 29%, decrease was driven by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown partially offset by,

•	higher debt balances primarily related to the acquisition of Express-Platte in March 2013, and

•	lower capitalized interest resulting from lower capital spending on expansion projects.
Income Tax Expense. The $25 million increase was mainly due to an adjustment to the deferred income tax liabilities as a result of the final purchase price adjustments related to the acquisition of Express-Platte.

Segment Results
Management evaluates segment performance based on EBITDA. Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency transactions, and interest and dividend income, are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our ownership interest in operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Our U.S. Transmission business primarily provides transmission and storage of natural gas for customers in various regions of the northeastern and southeastern United States. Our Liquids business primarily provides transportation of crude oil and NGLs for customers in central and southern United States and Canada.
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2014	2013
	(in millions)
U.S. Transmission	$374	$336
Liquids	58	7
Total reportable segment EBITDA	432	343
Other	(19)	(2)
Total reportable segment and other EBITDA	413	341
Depreciation and amortization	73	61
Interest expense	67	94
Interest income and other	(1)	—
Earnings before income taxes	$272	$186
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$500	$446	$54
Operating expenses
Operating, maintenance and other	151	142	9
Other income and expenses	25	32	(7)
EBITDA	$374	$336	$38

Operating Revenues. The $54 million increase was driven by:
•a $42 million increase due to expansion projects, primarily at Texas Eastern, and

•	a $13 million increase in higher natural gas transportation revenues from higher demand, primarily as a result of colder weather.
Operating Expenses. The $9 million increase was driven by:
•an $11 million increase from expansion projects, primarily at Texas Eastern.

Other Income and Expenses. The $7 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $38 million increase was driven by expansions, primarily at Texas Eastern, and higher natural gas transportation revenues.
Liquids

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$81	$13	$68
Operating expenses
Operating, maintenance and other	30	5	25
Other income and expenses	7	(1)	8
EBITDA	$58	$7	$51

Express pipeline receipts, MBbl/d (a) (b)	193	207	(14)
Platte PADD II deliveries, MBbl/d (b)	166	167	(1)

(a)Thousand barrels per day.
(b)Data includes activity since March 14, 2013, the date of the acquisition of Express-Platte by Spectra Energy.
Our Liquids segment is comprised of Express-Platte and our investments in Sand Hills and Southern Hills. As previously discussed, Liquids results include the results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition.
Operating Revenues and Operating Expenses. The $68 million increase in operating revenues and $25 million increase in operating expenses were attributable to the acquisition of Express-Platte.
Other Income and Expenses. The $8 million increase was primarily due to higher earnings from Sand Hills and Southern Hills, which were placed in service in June 2013.
EBITDA. The $51 million increase was driven by the acquisition of Express-Platte and higher earnings from our equity investments in Sand Hills and Southern Hills.
Other

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Operating expenses	$19	$2	$17
EBITDA	$(19)	$(2)	$(17)
Operating Expenses. The $17 million increase was driven by higher allocated governance costs associated with the assets that were included in the U.S. Assets Dropdown.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	equity in earnings of unconsolidated affiliates,

•	interest expense,

•	distributions to noncontrolling interests,

•	maintenance capital expenditures, excluding the effect of reimbursable projects, and

•	equity AFUDC.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$246	$185
Add:
Interest expense	67	94
Income tax expense	26	1
Depreciation and amortization	73	61
Foreign currency loss	1	—
EBITDA	413	341
Add:
Equity in earnings of unconsolidated affiliates	(28)	(19)
Distributions from equity investments	37	29
Other	2	2
Less:
Interest expense	67	94
Distributions to noncontrolling interests	5	5
Maintenance capital expenditures	24	18
Equity AFUDC	4	11
Adjustment (a)	—	152
Distributable Cash Flow	$324	$73

(a)	Removes the results of the U.S. Assets Dropdown for the periods prior to the dropdown (January 1, 2013 to October 31,
2013) and the results of Express-Platte for the periods prior to the dropdown (March 14, 2013 to August 1, 2013).

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had negative net working capital of $703 million. This balance includes commercial paper liabilities of $284 million and current maturities of long-term debt of $445 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include issuances of debt and/or equity securities, to fund our liquidity and capital requirements for the next 12 months. We have access to a credit facility, with an available capacity of $1,716 million at March 31, 2014. This facility is used principally to back-stop our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$354	$231
Investing activities	(170)	(290)
Financing activities	(195)	147
Net increase (decrease) in cash and cash equivalents	(11)	88
Cash and cash equivalents at beginning of the period	121	48
Cash and cash equivalents at end of the period	$110	$136
Operating Cash Flows
Net cash provided by operating activities totaled $354 million in the first three months of 2014 compared to $231 million during the same period in 2013, driven primarily by higher earnings related to the acquisition of Express-Platte in March 2013 and expansions, primarily at Texas Eastern.
Investing Cash Flows
Net cash used in investing activities was $170 million in the first three months of 2014 compared to $290 million used in the same period in 2013. The change was driven mainly by:

•	a $102 million decrease in capital and investment expenditures in 2014 primarily due to Sand Hills, Southern Hills and certain expansion projects being placed into service in 2013, and

•	a $17 million increase in other investing activities as a result of the working capital adjustments related to the acquisition of Express-Platte and the U.S. Assets Dropdown.

Capital and Investment Expenditures by Business Segment

	Three Months Ended March 31,
	2014	2013
	(in millions)
U.S. Transmission (a)	$177	$218
Liquids	22	83
Total consolidated	$199	$301

(a)	Excludes reimbursements from noncontrolling interests of $6 million in 2014.
Capital and investment expenditures for the three months ended March 31, 2014 totaled $199 million and included $183 million for expansion projects and $16 million for maintenance and other projects. We estimate total 2014 capital and investment expenditures of approximately $1.2 billion, including $0.9 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
Financing Cash Flows and Liquidity
Net cash used in financing activities was $195 million in the first three months of 2014 compared to $147 million provided during the same period in 2013. This change was driven mainly by:

•	a $169 million decrease in notes payable due to affiliates,

•	a $135 million increase in distributions to partners in 2014,

•	a $57 million decrease in contributions from parent, and

•	a $42 million net decrease in the redemption of commercial paper, partially offset by

•	a $53 million increase in proceeds from issuance of units in 2014.
Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.55625 per limited partner unit was declared on May 7, 2014, payable on May 30, 2014, representing a 2% increase over the previous distribution of $0.54625 per limited partner unit and the twenty-sixth consecutive quarterly increase.
Common Unit Issuance. In the first quarter of 2014, we issued 1.1 million common units to the public, representing limited partner interests, and 24,000 general partner units to Spectra Energy in connection with our continuous offering program. Total net proceeds from sales under the program were $53 million, including $1 million of proceeds from our general partner's proportionate unit purchase. The net proceeds were used for general partnership purposes, which may have included debt repayment, future acquisitions, capital expenditures and/or additions to working capital.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units and various debt securities over time. This registration has $423 million available as of March 31, 2014.

OTHER ISSUES
New Accounting Pronouncements. There were no significant accounting pronouncements adopted during the three months ended March 31, 2014 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe the exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

Item 5.	Other Information.
The Internal Revenue Service (IRS) mailed a Notice of Beginning of Administrative Proceeding (NBAP) to us dated February 25, 2014 stating that the IRS is commencing an audit of our 2010 partnership tax return. We are making this disclosure, on behalf of Spectra Energy Partners’ tax matters partner, to satisfy the IRS requirement that a copy of the NBAP be provided to our partners. We do not expect that any proposed adjustments, if made, would have a material impact on limited partner (LP) unitholders’ 2010 taxable income. Spectra Energy Partners, through our tax matters partner and tax advisers, will work with the IRS examiners auditing our 2010 partnership tax return. No action is required by LP unitholders at this time. A copy of the NBAP is available on our website at http://www.spectraenergypartners.com, and future communications regarding audit status will be posted on our website. Unitholders should consult their tax advisers if they have any questions.

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

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 8, 2014		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: May 8, 2014		/S/ J. PATRICK REDDY
J. Patrick Reddy Vice President and Chief Financial Officer