Form 10-Q
period 2014-06-30
Spectra Energy Partners, LP
filed 2014-08-07
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2014, there were 287,927,070 Common Units and 5,876,063 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues
Transportation of natural gas	$402	$355	$828	$724
Transportation of crude oil	70	67	141	80
Storage of natural gas and other	59	70	143	147
Total operating revenues	531	492	1,112	951
Operating Expenses
Operating, maintenance and other	166	151	322	269
Depreciation and amortization	70	65	143	126
Property and other taxes	46	33	90	64
Total operating expenses	282	249	555	459
Operating Income	249	243	557	492
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	29	23	57	42
Other income and expenses, net	6	16	9	28
Total other income and expenses	35	39	66	70
Interest Expense	62	100	129	194
Earnings Before Income Taxes	222	182	494	368
Income Tax Expense	2	1	28	2
Net Income	220	181	466	366
Net Income—Noncontrolling Interests	5	4	9	8
Net Income—Controlling Interests	$215	$177	$457	$358
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$215	$177	$457	$358
Less: General partner’s interest in net income	45	13	87	24
Limited partners’ interest in net income	$170	$164	$370	$334
Weighted-average limited partner units outstanding—basic and diluted (a)	286	108	285	106
Net income per limited partner unit—basic and diluted (a)	$0.59	$1.52	$1.30	$3.15
Distributions paid per limited partner unit	$0.55625	$0.50125	$1.1025	$0.99625

(a)
Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for the period prior to the November 1, 2013 U.S. Assets Dropdown has not been recast. See Note 4 for further information.

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$220	$181	$466	$366
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(2)	1	(2)
Total other comprehensive income (loss)	6	(2)	1	(2)
Total Comprehensive Income	226	179	467	364
Less: Comprehensive Income—Noncontrolling Interests	5	4	9	8
Comprehensive Income—Controlling Interests	$221	$175	$458	$356

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$123	$121
Receivables, net	291	355
Inventory	38	42
Fuel tracker	68	28
Other	35	19
Total current assets	555	565
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,285	1,396
Goodwill	3,251	3,215
Other	3	2
Total investments and other assets	4,539	4,613
Property, Plant and Equipment
Cost	14,940	14,592
Less accumulated depreciation and amortization	3,346	3,229
Net property, plant and equipment	11,594	11,363
Regulatory Assets and Deferred Debits	249	253
Total Assets	$16,937	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$212	$231
Commercial paper	549	338
Taxes accrued	72	44
Interest accrued	60	61
Current maturities of long-term debt	34	445
Other	155	216
Total current liabilities	1,082	1,335
Long-term Debt	5,163	5,178
Deferred Credits and Other Liabilities
Deferred income taxes	36	34
Regulatory and other	117	106
Total deferred credits and other liabilities	153	140
Commitments and Contingencies
Equity
Partners’ Capital
Common units (287.9 million and 284.1 million units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	10,050	9,778
General partner units (5.9 million and 5.8 million units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	256	241
Accumulated other comprehensive income	(4)	(5)
Total partners’ capital	10,302	10,014
Noncontrolling interests	237	127
Total equity	10,539	10,141
Total Liabilities and Equity	$16,937	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$466	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	130
Deferred income tax expense	25	1
Equity in earnings of unconsolidated affiliates	(57)	(42)
Distributions received from unconsolidated affiliates	56	46
Other	(35)	(15)
Net cash provided by operating activities	603	486
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(414)	(514)
Investment in and loans to unconsolidated affiliates	(30)	(161)
Purchases of held-to-maturity securities	(22)	(30)
Proceeds from sales and maturities of held-to-maturity securities	21	19
Purchases of available-for-sale securities	—	(2,897)
Proceeds from sales and maturities of available-for-sale securities	—	2,718
Distributions received from unconsolidated affiliates	142	13
Other	15	1
Net cash used in investing activities	(288)	(851)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(427)	(23)
Net increase (decrease) in commercial paper	211	(12)
Distributions to noncontrolling interests	(11)	(9)
Contributions from noncontrolling interests	112	—
Proceeds from issuance of units	195	193
Proceeds from notes payable—affiliates	—	220
Payments on notes payable—affiliates	—	(37)
Distributions to partners	(393)	(124)
Contribution from parent	—	209
Net cash provided by (used in) financing activities	(313)	417
Net increase in cash and cash equivalents	2	52
Cash and cash equivalents at beginning of period	121	48
Cash and cash equivalents at end of period	$123	$100
Supplemental Disclosures
Property, plant and equipment noncash accruals	$84	$85

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	370	87	—	9	466
Other comprehensive income	—	—	1	—	1
Adjustment to purchase price under net acquired assets from dropdowns	28	—	—	—	28
Attributed deferred tax benefit	—	3	—	—	3
Issuances of units	191	4	—	—	195
Distributions to partners	(314)	(79)	—	—	(393)
Contributions from noncontrolling interests	—	—	—	112	112
Distributions to noncontrolling interests	—	—	—	(11)	(11)
Other, net	(3)	—	—	—	(3)
June 30, 2014	$10,050	$256	$(4)	$237	$10,539
December 31, 2012	$5,483	$141	$3	$107	$5,734
Net income	334	24	—	8	366
Other comprehensive income (loss)	—	—	(2)	—	(2)
Net transfer from parent	1,340	27	—	—	1,367
Attributed deferred tax benefit	—	16	—	—	16
Issuances of units	189	4			193
Distributions to partners	(106)	(18)	—	—	(124)
Distributions to noncontrolling interests	—	—	—	(9)	(9)
June 30, 2013	$7,240	$194	$1	$106	$7,541

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of June 30, 2014, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively own 83% of us and the remaining 17% is publicly owned.
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
In the third quarter of 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte crude oil pipeline system (Express US) and a 100% ownership interest in the Canadian portion of the pipeline system (Express Canada)(collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition). In the fourth quarter 2013, we acquired substantially all of Spectra Energy’s remaining U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in Express US (the U.S. Assets Dropdown).
As the Express-Platte acquisition and the U.S. Assets Dropdown represented transfers of entities under common control, the Condensed Consolidated Financial Statements for the periods prior to these transactions and related information presented herein have been recast to include the historical results of Express-Platte since March 14, 2013, the date of Spectra Energy’s acquisition of Express-Platte, and the U.S. Assets Dropdown for all periods presented. See Note 2 for further discussion of the transactions.
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
The allocation of the fair values of assets and liabilities acquired related to the acquisition of Express-Platte was finalized in the first quarter of 2014, resulting in the following adjustments to amounts reported as of December 31, 2013: a $60 million decrease in Property, Plant and Equipment, a $24 million decrease in Deferred Credits and Other Liabilities, and a $1 million decrease in Other Current Assets, resulting in a $37 million increase in Goodwill.
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

Six Months Ended June 30, 2013
(in millions, except per-unit amount)
Operating revenues	$1,009
Earnings before income taxes	381
Net income	379
Net income—controlling interests	371
Net income per limited partner unit—basic and diluted	3.05
3. Business Segments
As a result of the Express-Platte acquisition and the U.S. Assets Dropdown, which represented transfers of entities under common control, we realigned our reportable segments structure. Amounts presented herein for 2013 segment information have been recast to conform to our current segment reporting presentation.
We manage our business in two reportable segments: U.S. Transmission and Liquids. The remainder of our business operations is presented as “Other,” and consists of direct corporate costs as well as those costs charged by Spectra Energy.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended June 30, 2014
U.S. Transmission	$454	$63	$320
Liquids	77	7	51
Total reportable segments	531	70	371
Other	—	—	(18)
Depreciation and amortization	—	—	70
Interest expense	—	—	62
Interest income and other	—	—	1
Total consolidated	$531	$70	$222
Three Months Ended June 30, 2013
U.S. Transmission	$419	$58	$311
Liquids	73	7	40
Total reportable segments	492	65	351
Other	—	—	(3)
Depreciation and amortization	—	—	65
Interest expense	—	—	100
Interest income and other	—	—	(1)
Total consolidated	$492	$65	$182
Six Months Ended June 30, 2014
U.S. Transmission	$954	$128	$694
Liquids	158	15	109
Total reportable segments	1,112	143	803
Other	—	—	(37)
Depreciation and amortization	—	—	143
Interest expense	—	—	129
Interest income and other	—	—	—
Total consolidated	$1,112	$143	$494
Six Months Ended June 30, 2013
U.S. Transmission	$865	$118	$647
Liquids	86	8	47
Total reportable segments	951	126	694
Other	—	—	(5)
Depreciation and amortization	—	—	126
Interest expense	—	—	194
Interest income and other	—	—	(1)
Total consolidated	$951	$126	$368

4. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per unit amounts)
Net income—controlling interests	$215	$177	$457	$358
Less:
General partner’s interest in net income—2%	4	4	9	7
General partner’s interest in net income attributable to incentive distribution rights	41	9	78	17
Limited partners’ interest in net income	$170	$164	$370	$334
Weighted average limited partner units outstanding—basic and diluted (a)	286	108	285	106
Net income per limited partner unit—basic and diluted	$0.59	$1.52	$1.30	$3.15

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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.56625 per limited partner unit was declared on August 6, 2014 and is payable on August 29, 2014 to unitholders of record at the close of business on August 18, 2014.

5. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2014 and no impairments were identified.
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
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative assessmentor a quantitative assessment of each of our reporting units based on management’s judgment. With respect to our qualitative assessments, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it is more likely than not that the fair values of our reporting units are less than their respective carrying amounts.
The following presents changes in goodwill in 2014:

Goodwill
(in millions)
December 31, 2013	$3,215
Acquisition of Express-Platte	37
Foreign currency translation	(1)
June 30, 2014	$3,251
See Note 2 for discussion of the Express-Platte acquisition and an adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
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
HTM Securities. All of our HTM securities are restricted funds. We had $4 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At June 30, 2014, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in HTM securities at June 30, 2014 or December 31, 2013.
7. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at June 30, 2014	Available Credit Facility Capacity
			(in millions)
Spectra Energy Partners, LP	2018	$2,000	$549	$1,451

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of June 30, 2014, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreement requires us to maintain a consolidated leverage ratio of consolidated indebtedness to consolidated EBITDA, as defined in the agreement, of less than or equal to 5.0 to 1.0, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy), the ratio shall be less than or equal to 5.5 to 1.0. As of June 30, 2014, the consolidated leverage ratio was 3.9.
8. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of June 30, 2014. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013.

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$20	$—	$20	$—
Interest rate swaps	Investments and other assets — other	1	—	1	—
Total Assets		$21	$—	$21	$—

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

	June 30, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,199	5,638	5,625	5,813

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, note receivable-noncurrent, accounts payable, commercial paper and short-term money market securities - affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During the 2014 and 2013 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
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
During the second quarter of 2014, we entered into “pay floating — receive fixed” interest rate swaps with a total notional principal amount of $300 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. The interest rate swaps we currently have expire in 2020 and thereafter. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
The interest rate derivative instruments are designated and qualify as fair value hedges. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the
Consolidated Statements of Operations. There were no material amounts of gains or losses, either effective or ineffective, recognized in net income or other comprehensive income during the six months ended June 30, 2014.

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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2014 or December 31, 2013 related to litigation.

11. Issuances of Common Units
During the first half of 2014, we issued 3.9 million common units to the public, representing limited partner interests, and 80,000 general partner units to Spectra Energy in connection with our continuous offering program. Total net proceeds from sales under the program were $195 million, including $4 million of proceeds from our general partner’s proportionate unit purchase. The net proceeds were used for general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital.
12. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605),” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2017 and is to be applied retrospectively. We are currently evaluating this ASU and its potential impact on us.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant,and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU is effective for us on January 1, 2015 and is to be applied prospectively. We do not expect the adoption of the provisions of this ASU to have any impact on our consolidated results of operations, financial position or cash flows.

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
EXECUTIVE OVERVIEW
For the three months ended June 30, 2014 and 2013, we reported net income from controlling interests of $215 million and $177 million, respectively. Earnings benefited mainly from expansion projects at Texas Eastern Transmission, LP (Texas Eastern), higher transportation revenues at Express-Platte as a result of increased tariff rates and higher volumes, and higher earnings from Sand Hills and Southern Hills which were placed into service in June 2013.
For the six months ended June 30, 2014 and 2013, we reported net income from controlling interests of $457 million and $358 million, respectively. The increased earnings were driven by expansion projects at Texas Eastern, the acquisition of Express-Platte in March 2013, higher natural gas transportation revenues as a result of colder weather and higher earnings from Sand Hills and Southern Hills.
For the three months ended June 30, 2014 and 2013, distributable cash flow was $239 million and $56 million, respectively. For the six months ended June 30, 2014 and 2013, distributable cash flow was $563 million and $129 million, respectively.
A cash distribution of $0.56625 per limited partner unit was declared on August 6, 2014 and is payable on August 29, 2014. It is our intention to increase our quarterly distribution paid by one cent per unit each quarter through 2015. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
In the first six months of 2014, we had $444 million of capital and investment expenditures, excluding reimbursements from noncontrolling interests of $20 million. We currently project $1.2 billion of capital and investment expenditures for the full year. Projected 2014 expenditures include $0.9 billion of expansion and investment expenditures.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of June 30, 2014, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$531	$492	$1,112	$951
Operating expenses	282	249	555	459
Operating income	249	243	557	492
Equity in earnings of unconsolidated affiliates	29	23	57	42
Other income and expenses, net	6	16	9	28
Interest expense	62	100	129	194
Earnings before income taxes	222	182	494	368
Income tax expense	2	1	28	2
Net income	220	181	466	366
Net income—noncontrolling interests	5	4	9	8
Net income—controlling interests	$215	$177	$457	$358
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. Operating revenues for the three months ended June 30, 2014 increased by $39 million, or 8%, compared to the same period in 2013. The increases were driven mainly by:
•revenues from expansion projects, primarily on Texas Eastern,
•higher transportation revenues mainly at Texas Eastern and East Tennessee Natural Gas, LLC (East Tennessee), and

•	higher Express-Platte transportation revenues as a result of increased tariff rates and higher contracted volumes, partially offset by
•lower processing revenues, and
•a decrease in storage revenues due to lower contract renewal rates.
Operating Expenses. Operating expenses for the three months ended June 30, 2014 increased by $33 million, or 13%, compared to the same period in 2013. The increases were driven mainly by:
•expansion projects, primarily on Texas Eastern,
•higher governance costs associated with the U.S. Assets Dropdown, and

•	higher depreciation due to expansion projects.
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2014 increased by $6 million, or 26%, compared to the same period in 2013. The increases were attributable to higher earnings from Sand Hills and Southern Hills, which were placed in service in June 2013.
Other Income and Expenses, Net. Other income and expenses, net for the three months ended June 30, 2014 decreased by $10 million, or 63%, compared to the same period in 2013. The decrease was mainly attributable to lower allowance for funds used during construction (AFUDC) resulting from decreased capital spending on expansion projects.
Interest Expense. Interest expense for the three months ended June 30, 2014 decreased by $38 million, or 38%, compared to the same period in 2013. The decreases were driven mainly by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown, partially offset by

•	higher debt balances attributable to a third quarter 2013 $1.9 billion debt issuance primarily related to the U.S. Assets Dropdown, and

•	lower capitalized interest resulting from projects placed in service in 2013.

Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. Operating revenues for the six months ended June 30, 2014 increased by $161 million, or 17%, compared to the same period in 2013. The increases were driven mainly by:
•revenues from expansion projects, primarily on Texas Eastern,
•revenues from Express-Platte acquired in March 2013,

•	increased natural gas transportation revenues from higher demands, primarily as a result of colder weather, and

•	higher Express-Platte transportation revenues as a result of increased tariff rates and higher contracted volumes, partially offset by

•	a decrease in storage revenues due to lower contract renewal rates, and
•lower processing revenues.
Operating Expenses. Operating expenses for the six months ended June 30, 2014 increased by $96 million, or 21%, compared to the same period in 2013. The increases were driven mainly by:
•operating costs from Express-Platte,
•expansion projects, primarily on Texas Eastern,
•higher governance costs associated with the U.S. Assets Dropdown, and

•	higher depreciation due to the acquisition of Express-Platte and expansion projects.
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2014 increased by $15 million, or 36%, compared to the same period in 2013. The increases were attributable to higher earnings from Sand Hills and Southern Hills.
Other Income and Expenses, Net. Other income and expenses, net for the six months ended June 30, 2014 decreased $19 million, or 68%, compared to the same period in 2013. The decrease was mainly attributable to lower AFUDC resulting from decreased capital spending on expansion projects.
Interest Expense. Interest expense for the six months ended June 30, 2014 decreased by $65 million, or 34%, compared to the same periods in 2013. The decreases were driven mainly by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown, partially offset by

•	higher debt balances attributable to a third quarter 2013 $1.9 billion debt issuance primarily related to the U.S. Assets Dropdown, and

•	lower capitalized interest resulting from projects placed in service in 2013.
Income Tax Expense. Income tax expense for the six months ended June 30, 2014 increased by $26 million compared to the same period in 2013 primarily due to an adjustment to the deferred income tax liabilities as a result of the final purchase price adjustments related to the acquisition of Express-Platte.

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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
U.S. Transmission	$320	$311	$694	$647
Liquids	51	40	109	47
Total reportable segment EBITDA	371	351	803	694
Other	(18)	(3)	(37)	(5)
Total reportable segment and other EBITDA	353	348	766	689
Depreciation and amortization	70	65	143	126
Interest expense	62	100	129	194
Interest income and other	1	(1)	—	(1)
Earnings before income taxes	$222	$182	$494	$368
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$454	$419	$35	$954	$865	$89
Operating expenses
Operating, maintenance and other	160	147	13	311	289	22
Other income and expenses	26	39	(13)	51	71	(20)
EBITDA	$320	$311	$9	$694	$647	$47

Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $35 million increase was driven by:
•a $43 million increase due to expansion projects, primarily on Texas Eastern, and

•	an $8 million increase due to higher natural gas transportation revenues mainly at Texas Eastern and East Tennessee, partially offset by
•an $8 million decrease due to lower processing revenues, and

•	a $7 million decrease in storage revenues due to lower contract renewal rates.
Operating Expenses. The $13 million increase was driven by:
•an $11 million increase from expansion projects, primarily on Texas Eastern, and

•a $3 million increase from project development costs expensed in 2014.
Other Income and Expenses. The $13 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $9 million increase was driven by expansions, primarily on Texas Eastern, partially offset by lower processing revenues.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $89 million increase was driven by:
•an $85 million increase due to expansion projects, primarily on Texas Eastern, and

•	a $26 million increase due to higher natural gas transportation revenues from higher demands, primarily as a result of colder weather, partially offset by

•	a $12 million decrease in storage revenues due to lower contract renewal rates, and
•a $7 million decrease due to lower processing revenues.
Operating Expenses. The $22 million increase was driven by:
•a $23 million increase from expansion projects, primarily on Texas Eastern, and
•a $3 million increase from project development costs expensed in 2014.
Other Income and Expenses. The $20 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $47 million increase was driven by expansions, primarily on Texas Eastern.
Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$77	$73	$4	$158	$86	$72
Operating expenses
Operating, maintenance and other	34	34	—	64	39	25
Other income and expenses	8	1	7	15	—	15
EBITDA	$51	$40	$11	$109	$47	$62

Platte PADD II deliveries, MBbl/d (a)(b)	176	165	11	171	165	6

(a)    Thousand barrels per day.
(b)    Data includes activity since March 14, 2013, the date of the acquisition of Express-Platte by Spectra Energy.
Our Liquids segment is comprised of Express-Platte and our investments in Sand Hills and Southern Hills. As previously discussed, Liquids results include the results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition.
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $4 million increase in operating revenues was due primarily to higher transportation revenues as a result of increased tariff rates and higher contracted volumes.
Other Income and Expenses. The $7 million increase was primarily due to higher earnings from Sand Hills and Southern Hills, which were placed in service in June 2013.
EBITDA. The $11 million increase was driven by higher earnings from our equity investments in Sand Hills and Southern Hills, and higher transportation revenues as a result of increased tariff rates and higher contracted volumes.

Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $72 million increase in operating revenues was driven by:

•	A $68 million increase primarily due to the acquisition of Express-Platte, and

•	a $4 million increase in operating revenues due primarily to higher transportation revenues as a result of increased tariff rates and higher contracted volumes.
Operating Expenses. The $25 million increase in operating expenses was attributable to the acquisition of Express-Platte.
Other Income and Expenses. The $15 million increase was primarily due to higher earnings from Sand Hills and Southern Hills.
EBITDA. The $62 million increase was driven by the acquisition of Express-Platte and higher earnings from Sand Hills and Southern Hills.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating expenses	$18	$3	$15	$37	$5	$32
EBITDA	$(18)	$(3)	$(15)	$(37)	$(5)	$(32)
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Expenses. The $15 million increase was driven by higher allocated governance costs associated with the U.S. Transmission and Liquids assets that were dropped down on November 1, 2013.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Expenses. The $32 million increase was driven by higher allocated governance costs associated with the U.S. Transmission and Liquids assets that were dropped down on November 1, 2013.

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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$220	$181	$466	$366
Add:
Interest expense	62	100	129	194
Income tax expense	2	1	28	2
Depreciation and amortization	70	65	143	126
Foreign currency loss (gain)	(1)	1	—	1
EBITDA	353	348	766	689
Add:
Equity in earnings of unconsolidated affiliates	(29)	(23)	(57)	(42)
Distributions from equity investments	43	30	80	59
Other	4	2	6	4
Less:
Interest expense	62	100	129	194
Distributions to noncontrolling interests	6	4	11	9
Maintenance capital expenditures (a)	54	45	78	63
Net cash paid for income taxes	5	—	5	—
Equity AFUDC	5	17	9	28
Adjustment (b)	—	135	—	287
Distributable Cash Flow	$239	$56	$563	$129

(a)	Excludes reimbursable expenditures.

(b)
Removes the results of the U.S. Assets Dropdown for the periods prior to the dropdown (January 1, 2013 to October 31, 2013) and the results of Express-Platte for the periods prior to the dropdown (March 14, 2013 to August 1, 2013).

Impairment of Goodwill

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

In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine fair values of those reporting units. The long-term growth rates used for the reporting units that we quantitatively assessed reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants and increasing demand for crude oil and NGL transportation capacity on our pipeline systems.

We performed a test on all our reporting units for our test of goodwill impairment as of April 1, 2014. Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2014 (our testing date) were substantially in excess of their respective carrying values.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2014, we had negative net working capital of $527 million. This balance includes commercial paper liabilities of $549 million and current maturities of long-term debt of $34 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include issuances of debt and/or equity securities, to fund our liquidity and capital requirements for the next 12 months. We have access to a credit facility, with an available capacity of $1,451 million at June 30, 2014. This facility is used principally to back-stop our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$603	$486
Investing activities	(288)	(851)
Financing activities	(313)	417
Net increase in cash and cash equivalents	2	52
Cash and cash equivalents at beginning of the period	121	48
Cash and cash equivalents at end of the period	$123	$100
Operating Cash Flows
Net cash provided by operating activities increased $117 million to $603 million in the first six months of 2014 compared to the same period in 2013, driven primarily by higher earnings related to the acquisition of Express-Platte in March 2013 and expansion projects, primarily on Texas Eastern.
Investing Cash Flows
Net cash used in investing activities decreased $563 million to $288 million in the first six months of 2014 compared to the same period in 2013. The change was driven mainly by:

•	a $231 million decrease in capital and investment expenditures in 2014 primarily due to Sand Hills, Southern Hills and certain expansion projects being placed into service in 2013,

•	a $179 million decrease in net proceeds of available-for-sale securities, and

•	a $129 million increase in distributions from unconsolidated affiliates.
Capital and Investment Expenditures by Business Segment

	Six Months Ended June 30,
	2014	2013
	(in millions)
U.S. Transmission (a)	$406	$510
Liquids	38	165
Total consolidated	$444	$675

(a)	Excludes reimbursements from noncontrolling interests of $20 million in 2014.
Capital and investment expenditures for the six months ended June 30, 2014 totaled $444 million and included $375 million for expansion projects and $69 million for maintenance and other projects. We estimate total 2014 capital and investment expenditures of approximately $1.2 billion, including $0.9 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. This excludes an estimated $94 million capital contribution we anticipate making in August 2014 to SESH in connection with a SESH debt retirement. Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $313 million in the first six months of 2014 compared to $417 million provided by financing activities during the same period in 2013. This $730 million change was driven mainly by:

•	a $404 million increase in the redemption of long-term debt,

•	a $269 million increase in distributions to partners in 2014,

•	a $209 million decrease in contributions from parent, and

•	a $183 million decrease in notes payable due to affiliates, partially offset by

•	a $223 million increase in net issuances of commercial paper in 2014, and

•	a $112 million increase in contributions from noncontrolling interests.

Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.56625 per limited partner unit was declared on August 6, 2014, payable on August 29, 2014, representing the twenty-seventh consecutive quarterly increase.
Common Unit Issuance. During the first half of 2014, we issued 3.9 million common units to the public, representing limited partner interests, and 80,000 general partner units to Spectra Energy in connection with our continuous offering program. Total net proceeds from sales under the program were $195 million, including $4 million of proceeds from our general partner's proportionate unit purchase. The net proceeds were used for general partnership purposes, which may have included debt repayment, future acquisitions, capital expenditures and/or additions to working capital.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units and various debt securities over time. This registration has $282 million available as of June 30, 2014.

OTHER ISSUES
New Accounting Pronouncements. See Note 12 of Notes to Condensed Consolidated Financial Statements for discussion.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

(a) Exhibits
Exhibit Number

*4.1	Third Supplemental Indenture, dated June 30, 2014, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 7, 2014		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: August 7, 2014		/S/ J. PATRICK REDDY
J. Patrick Reddy Vice President and Chief Financial Officer