Form 10-K/A
period 2013-12-31
Spectra Energy Partners, LP
filed 2014-09-17
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
At January 31, 2014, there were 284,223,690 Common Units and 5,800,483 General Partner Units outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends Spectra Energy Partners LP’s (the “Company's”) Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Filing”).

The sole purpose of this Form 10-K/A is to amend the certification attached as Exhibit 31.2 to the Original Filing to conform to the language set forth in Regulation S-K, Item 601(b)(31).

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.  The Original Filing is unchanged except as set forth herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Exhibit Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: September 16, 2014		/s/ J. PATRICK REDDY
J. Patrick Reddy Vice President and Chief Financial Officer

4