Form 10-K/A
period 2013-12-31
Spectra Energy Partners, LP
filed 2014-10-03
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
At January 31, 2014, there were 284,223,690 Common Units and 5,800,483 General Partner Units outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends Spectra Energy Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Filing”). The sole purpose of this Form 10-K/A is to amend the certification attached as Exhibit 31.2 to the Original Filing to conform to the language set forth in Regulation S-K, Item 601(b)(31).

Spectra Energy Partners, LP is including in this Form 10-K/A currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. Spectra Energy Partners, LP also is including in this Form 10-K/A a currently dated consent of its independent registered public accounting firm as Exhibit 23.1.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.  The Original Filing is unchanged except as noted above.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: October 3, 2014		/s/ J. PATRICK REDDY
J. Patrick Reddy Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Description
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

12.1	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to Spectra Energy Partners, LP's Form 10-K on February 28, 2014).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Spectra Energy Partners, LP's Form 10-K on February 28, 2014).

*23.1	Consent of Deloitte & Touche LLP related to Spectra Energy Partners, LP

24.1	Power of Attorney (filed as Exhibit 24.1 to Spectra Energy Partners, LP's Form 10-K on February 28, 2014).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.