Form 10-Q
period 2014-09-30
Spectra Energy Partners, LP
filed 2014-11-06
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2014, there were 289,551,072 Common Units and 5,909,206 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2014

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues
Transportation of natural gas	$409	$357	$1,237	$1,081
Transportation of crude oil	77	71	218	151
Storage of natural gas and other	72	66	215	213
Total operating revenues	558	494	1,670	1,445
Operating Expenses
Operating, maintenance and other	175	163	497	432
Depreciation and amortization	73	66	216	192
Property and other taxes	30	31	120	95
Total operating expenses	278	260	833	719
Operating Income	280	234	837	726
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	36	23	93	65
Other income and expenses, net	10	22	19	50
Total other income and expenses	46	45	112	115
Interest Expense	54	105	183	299
Earnings Before Income Taxes	272	174	766	542
Income Tax Expense (Benefit)	1	(2)	29	—
Net Income	271	176	737	542
Net Income—Noncontrolling Interests	7	4	16	12
Net Income—Controlling Interests	$264	$172	$721	$530
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$264	$172	$721	$530
Less: General partner’s interest in net income	48	14	135	38
Limited partners’ interest in net income	$216	$158	$586	$492
Weighted-average limited partner units outstanding—basic and diluted (a)	288	113	286	109
Net income per limited partner unit—basic and diluted (a)	$0.75	$1.40	$2.05	$4.51
Distributions paid per limited partner unit	$0.56625	$0.50875	$1.66875	$1.505

(a)
Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for the period prior to the November 1, 2013 U.S. Assets Dropdown have not been recast. See Note 4 for further information.

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$271	$176	$737	$542
Other comprehensive loss:
Foreign currency translation adjustments	(9)	—	(8)	(2)
Total other comprehensive loss	(9)	—	(8)	(2)
Total Comprehensive Income	262	176	729	540
Less: Comprehensive Income—Noncontrolling Interests	7	4	16	12
Comprehensive Income—Controlling Interests	$255	$172	$713	$528

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$136	$121
Receivables, net	259	355
Inventory	41	42
Fuel tracker	66	28
Other	34	19
Total current assets	536	565
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,381	1,396
Goodwill	3,247	3,215
Other	3	2
Total investments and other assets	4,631	4,613
Property, Plant and Equipment
Cost	15,295	14,592
Less accumulated depreciation and amortization	3,397	3,229
Net property, plant and equipment	11,898	11,363
Regulatory Assets and Deferred Debits	253	253
Total Assets	$17,318	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$231	$231
Commercial paper	813	338
Taxes accrued	69	44
Interest accrued	34	61
Current maturities of long-term debt	34	445
Other	140	216
Total current liabilities	1,321	1,335
Long-term Debt	5,161	5,178
Deferred Credits and Other Liabilities
Deferred income taxes	36	34
Regulatory and other	112	106
Total deferred credits and other liabilities	148	140
Commitments and Contingencies
Equity
Partners’ Capital
Common units (289.6 million and 284.1 million units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	10,172	9,778
General partner units (5.9 million and 5.8 million units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	268	241
Accumulated other comprehensive loss	(13)	(5)
Total partners’ capital	10,427	10,014
Noncontrolling interests	261	127
Total equity	10,688	10,141
Total Liabilities and Equity	$17,318	$16,794

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	199
Deferred income tax expense (benefit)	25	(2)
Equity in earnings of unconsolidated affiliates	(93)	(65)
Distributions received from unconsolidated affiliates	92	76
Other	(71)	230
Net cash provided by operating activities	913	980
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(755)	(784)
Investments in and loans to unconsolidated affiliates	(134)	(208)
Acquisitions, net of cash acquired	—	(343)
Purchases of held-to-maturity securities	(31)	(39)
Proceeds from sales and maturities of held-to-maturity securities	24	36
Purchases of available-for-sale securities	—	(5,663)
Proceeds from sales and maturities of available-for-sale securities	—	3,801
Distributions received from unconsolidated affiliates	150	17
Other	1	1
Net cash used in investing activities	(745)	(3,182)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,887
Payments for the redemption of long-term debt	(427)	(23)
Net increase in commercial paper	475	209
Distributions to noncontrolling interests	(22)	(14)
Contributions from noncontrolling interests	139	—
Proceeds from the issuances of units	283	194
Proceeds from notes payable—affiliates	—	141
Payments on notes payable—affiliates	—	(56)
Distributions to partners	(601)	(194)
Contribution from parent	—	154
Other	—	(5)
Net cash provided by (used in) financing activities	(153)	2,293
Net increase in cash and cash equivalents	15	91
Cash and cash equivalents at beginning of period	121	48
Cash and cash equivalents at end of period	$136	$139
Supplemental Disclosures
Property, plant and equipment noncash accruals	$106	$69

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	586	135	—	16	737
Other comprehensive loss	—	—	(8)	—	(8)
Adjustment to purchase price under net acquired assets from dropdowns	11	—	—	—	11
Attributed deferred tax benefit	—	9	—	1	10
Issuances of units	277	6	—	—	283
Distributions to partners	(478)	(123)	—	—	(601)
Contributions from noncontrolling interests	—	—	—	139	139
Distributions to noncontrolling interests	—	—	—	(22)	(22)
Other, net	(2)	—	—	—	(2)
September 30, 2014	$10,172	$268	$(13)	$261	$10,688
December 31, 2012	$5,483	$141	$3	$107	$5,734
Net income	492	38	—	12	542
Other comprehensive loss	—	—	(2)	—	(2)
Net transfer from parent	943	19	—	—	962
Attributed deferred tax benefit	—	28	—	—	28
Issuances of units	502	10	—	—	512
Distributions to partners	(165)	(29)	—	—	(194)
Distributions to noncontrolling interests	—	—	—	(14)	(14)
September 30, 2013	$7,255	$207	$1	$105	$7,568

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership. As of September 30, 2014, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively own 82% of us and the remaining 18% is publicly owned.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
In the third quarter of 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte crude oil pipeline system (Express US) and a 100% ownership interest in the Canadian portion of the pipeline system (Express Canada)(collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition). In the fourth quarter of 2013, we acquired substantially all of Spectra Energy’s remaining U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in Express US (the U.S. Assets Dropdown).
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
Express-Platte. On August 2, 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410 million in cash and 7.2 million of newly issued common and general partner units (valued at $319 million). The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.

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

Nine Months Ended September 30, 2013
(in millions, except per-unit amount)
Operating revenues	$1,503
Earnings before income taxes	555
Net income	555
Net income—controlling interests	543
Net income per limited partner unit—basic and diluted	4.41
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended September 30, 2014
U.S. Transmission	$477	$64	$352
Liquids	81	9	60
Total reportable segments	558	73	412
Other	—	—	(11)
Depreciation and amortization	—	—	73
Interest expense	—	—	54
Interest income and other	—	—	(2)
Total consolidated	$558	$73	$272
Three Months Ended September 30, 2013
U.S. Transmission	$418	$59	$310
Liquids	76	7	44
Total reportable segments	494	66	354
Other	—	—	(10)
Depreciation and amortization	—	—	66
Interest expense	—	—	105
Interest income and other	—	—	1
Total consolidated	$494	$66	$174
Nine Months Ended September 30, 2014
U.S. Transmission	$1,431	$192	$1,046
Liquids	239	24	169
Total reportable segments	1,670	216	1,215
Other	—	—	(48)
Depreciation and amortization	—	—	216
Interest expense	—	—	183
Interest income and other	—	—	(2)
Total consolidated	$1,670	$216	$766
Nine Months Ended September 30, 2013
U.S. Transmission	$1,283	$177	$957
Liquids	162	15	91
Total reportable segments	1,445	192	1,048
Other	—	—	(15)
Depreciation and amortization	—	—	192
Interest expense	—	—	299
Interest income and other	—	—	—
Total consolidated	$1,445	$192	$542

4. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per unit amounts)
Net income—controlling interests	$264	$172	$721	$530
Less:
General partner’s interest in net income—2%	6	3	15	10
General partner’s interest in net income attributable to incentive distribution rights	42	11	120	28
Limited partners’ interest in net income	$216	$158	$586	$492
Weighted average limited partner units outstanding—basic and diluted (a)	288	113	286	109
Net income per limited partner unit—basic and diluted	$0.75	$1.40	$2.05	$4.51

(a)
As discussed in Note 1, the Condensed Consolidated Financial Statements for periods prior to the November 1, 2013 U.S. Assets Dropdown, including Net Income—Controlling Interests as presented on our Condensed Consolidated Statements of Operations, have been recast. Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for periods prior to the U.S. Assets Dropdown have not been recast.

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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.57625 per limited partner unit was declared on November 5, 2014 and is payable on November 26, 2014 to unitholders of record at the close of business on November 17, 2014.

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
The following presents changes in goodwill in 2014:

Goodwill
(in millions)
December 31, 2013	$3,215
Acquisition of Express-Platte	37
Foreign currency translation	(5)
September 30, 2014	$3,247
See Note 2 for discussion of the Express-Platte acquisition and an adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
6. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective types of securities (available-for-sale (AFS) marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
HTM Securities. All of our HTM securities are restricted funds. We had $10 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At September 30, 2014, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in HTM securities at September 30, 2014 or December 31, 2013.
7. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at September 30, 2014	Available Credit Facility Capacity
	(in millions)
Spectra Energy Partners, LP	2018	$2,000	$813	$1,187

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of September 30, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
The credit agreement contains various financial and other covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreement. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of September 30, 2014, we were in compliance with those covenants. In addition, the credit agreement allows for the acceleration of payments or termination of the agreement due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. The credit agreement does not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of an adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreement require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1.0 or less. As of September 30, 2014, this ratio was 3.9 to 1.0.
8. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of September 30, 2014. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013.

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$40	$—	$40	$—
Interest rate swaps	Investments and other assets — other	2	—	2	—
Total Assets		$42	$—	$42	$—

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

Financial Instruments
The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	September 30, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,199	5,625	5,625	5,813

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.
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
9. Risk Management and Hedging Activities
We are exposed to the impact of changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to minimal foreign currency risk from our Express Canada operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures.
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
The interest rate derivative instruments are designated and qualify as fair value hedges. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the
Condensed Consolidated Statements of Operations. There was no material swap ineffectiveness during the nine months ended September 30, 2014.
10. Commitments and Contingencies
Environmental. We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of September 30, 2014 or December 31, 2013 related to litigation.

11. Issuances of Common Units
During the nine months ended September 30, 2014, we issued 5.5 million common units to the public under our at-the-market program, representing limited partner interests, and 113,000 general partner units to Spectra Energy. Total net proceeds were $283 million, including $6 million of proceeds from Spectra Energy.
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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant,and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU is effective for us on January 1, 2015 and is to be applied prospectively. We do not expect the adoption of the provisions of this ASU to have any impact on our consolidated results of operations, financial position or cash flows.

13. Subsequent Events

On November 3, 2014, we acquired an additional 24.95% ownership interest in SESH and an additional 1% interest in Steckman Ridge from Spectra Energy. Total consideration was approximately 4.3 million newly issued common units. This is the second of three planned transactions related to the U.S. Assets Dropdown. The remaining transaction, expected to occur in November 2015, will consist of Spectra Energy’s remaining 0.1% interest in SESH. Also, in connection with this transaction, we issued approximately 86,000 of general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
As the Express-Platte acquisition and the U.S. Assets Dropdown represented transfers of entities under common control, the Condensed Consolidated Financial Statements for the periods prior to these transactions and related information presented herein, excluding distributable cash flow, have been recast to present results as if the related assets had been owned historically. As a result of these transactions, we realigned our reportable segments structure in 2013. Amounts presented herein for segment information have been recast for all periods presented to conform to our current segment reporting presentation. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the transactions.
EXECUTIVE OVERVIEW
For the three months ended September 30, 2014 and 2013, we reported net income from controlling interests of $264 million and $172 million, respectively. Earnings benefited mainly from expansion projects at Texas Eastern Transmission, LP (Texas Eastern), higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills, and higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased oil tariff rates on both the Express and Platte pipelines.
For the nine months ended September 30, 2014 and 2013, we reported net income from controlling interests of $721 million and $530 million, respectively. The increased earnings were driven by expansion projects primarily on Texas Eastern, the acquisition of Express-Platte in March 2013, higher natural gas transportation revenues as a result of colder weather, higher earnings from Sand Hills and Southern Hills, higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased oil tariff rates on both the Express and Platte pipelines, partially offset by lower storage revenues due to lower contract renewal rates.
For the three months ended September 30, 2014 and 2013, distributable cash flow was $247 million and $66 million, respectively. For the nine months ended September 30, 2014 and 2013, distributable cash flow was $810 million and $195 million, respectively.
A cash distribution of $0.57625 per limited partner unit was declared on November 5, 2014 and is payable on November 26, 2014. It is our intention to increase our quarterly distribution paid by one cent per unit each quarter through 2015. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the nine months ended September 30, 2014, we had $889 million of capital and investment expenditures. We currently project $1.3 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $0.9 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of September 30, 2014, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$558	$494	$1,670	$1,445
Operating expenses	278	260	833	719
Operating income	280	234	837	726
Equity in earnings of unconsolidated affiliates	36	23	93	65
Other income and expenses	10	22	19	50
Interest expense	54	105	183	299
Earnings before income taxes	272	174	766	542
Income tax expense (benefit)	1	(2)	29	—
Net income	271	176	737	542
Net income—noncontrolling interests	7	4	16	12
Net income—controlling interests	$264	$172	$721	$530
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. Operating revenues for the three months ended September 30, 2014 increased by $64 million, or 13%, compared to the same period in 2013. The increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern,

•	higher processing revenues,

•	higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, and

•	higher natural gas transportation revenues due to new contracts mainly at Texas Eastern and Algonquin Gas Transmission, LLC (Algonquin), partially offset by

•	a decrease in gas storage revenues due to lower contract renewal rates.
Operating Expenses. Operating expenses for the three months ended September 30, 2014 increased by $18 million, or 7%, compared to the same period in 2013. The increase was driven mainly by:
•higher depreciation due to expansion projects, and
•higher governance costs associated with the U.S. Assets Dropdown.
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2014 increased by $13 million, or 57%, compared to the same period in 2013. The increase was attributable to higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills.
Other Income and Expenses. Other income and expenses for the three months ended September 30, 2014 decreased by $12 million, or 55%, compared to the same period in 2013. The decrease was mainly attributable to lower allowance for funds used during construction (AFUDC) resulting from decreased capital spending on expansion projects.
Interest Expense. Interest expense for the three months ended September 30, 2014 decreased by $51 million, or 49%, compared to the same period in 2013. The decrease was driven mainly by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown, partially offset by

•	higher debt balances attributable to a $1.9 billion debt issuance in late September 2013, primarily related to the U.S. Assets Dropdown, and

•	lower capitalized interest resulting from projects placed in service in 2013.

Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. Operating revenues for the nine months ended September 30, 2014 increased by $225 million, or 16%, compared to the same period in 2013. The increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern,

•	the acquisition of Express-Platte in March 2013,

•	increased natural gas transportation revenues from higher demands, primarily as a result of colder weather,

•	higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, and

•	higher processing revenues, partially offset by

•	a decrease in gas storage revenues due to lower contract renewal rates.
Operating Expenses. Operating expenses for the nine months ended September 30, 2014 increased by $114 million, or 16%, compared to the same period in 2013. The increase was driven mainly by:

•	operating costs from Express-Platte,

•	expansion projects, primarily on Texas Eastern,

•	higher governance costs associated with the U.S. Assets Dropdown, and

•	higher depreciation due to the acquisition of Express-Platte and expansion projects.
Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2014 increased by $28 million, or 43%, compared to the same period in 2013. The increase was attributable to higher earnings from the ramp up of Sand Hills and Southern Hills.
Other Income and Expenses. Other income and expenses for the nine months ended September 30, 2014 decreased $31 million, or 62%, compared to the same period in 2013. The decrease was mainly attributable to lower AFUDC resulting from decreased capital spending on expansion projects.
Interest Expense. Interest expense for the nine months ended September 30, 2014 decreased by $116 million, or 39%, compared to the same periods in 2013. The decrease was driven mainly by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown, partially offset by

•	higher debt balances attributable to a $1.9 billion debt issuance in late September 2013, primarily related to the U.S. Assets Dropdown, and

•	lower capitalized interest resulting from projects placed in service in 2013.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 increased by $29 million compared to the same period in 2013 primarily due to an adjustment to deferred income tax liabilities as a result of the final purchase price adjustments related to the acquisition of Express-Platte.

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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
U.S. Transmission	$352	$310	$1,046	$957
Liquids	60	44	169	91
Total reportable segment EBITDA	412	354	1,215	1,048
Other	(11)	(10)	(48)	(15)
Total reportable segment and other EBITDA	401	344	1,167	1,033
Depreciation and amortization	73	66	216	192
Interest expense	54	105	183	299
Interest income and other	(2)	1	(2)	—
Earnings before income taxes	$272	$174	$766	$542
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$477	$418	$59	$1,431	$1,283	$148
Operating expenses
Operating, maintenance and other	159	151	8	470	440	30
Other income and expenses	34	43	(9)	85	114	(29)
EBITDA	$352	$310	$42	$1,046	$957	$89

Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $59 million increase was driven by:

•	a $45 million increase due to expansion projects, primarily on Texas Eastern,

•	a $12 million increase due to higher processing revenues,

•	a $4 million increase due to higher natural gas transportation revenues due to new contracts mainly at Texas Eastern and Algonquin, and

•	a $3 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $7 million decrease in gas storage revenues due to lower contract renewal rates.
Operating Expenses. The $8 million increase was driven by:

•	a $7 million increase from expansion projects, primarily on Texas Eastern,

•	a $5 million increase from support services and other costs, and

•	a $3 million increase in electric power and other costs passed through to customers, partially offset by

•	a $7 million decrease in ad valorem taxes.
Other Income and Expenses. The $9 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $42 million increase was driven by expansions, primarily on Texas Eastern, and higher processing revenues.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $148 million increase was driven by:

•	a $130 million increase due to expansion projects, primarily on Texas Eastern,

•	a $30 million increase due to higher natural gas transportation revenues from higher demands, primarily as a result of colder weather, and

•	a $5 million increase due to higher processing revenues, partially offset by

•	an $18 million decrease in gas storage revenues due to lower contract renewal rates.
Operating Expenses. The $30 million increase was driven by:

•	a $30 million increase from expansion projects, primarily on Texas Eastern, and

•	a $4 million increase from project development costs expensed in 2014, partially offset by

•	a $7 million decrease in ad valorem taxes.
Other Income and Expenses. The $29 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $89 million increase was driven by expansions, primarily on Texas Eastern, higher natural gas transportation revenues from higher demands, primarily as a result of colder weather, partially offset by lower storage revenues due to lower contract renewal rates.
Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$81	$76	$5	$239	$162	$77
Operating expenses
Operating, maintenance and other	35	33	2	99	72	27
Other income and expenses	14	1	13	29	1	28
EBITDA	$60	$44	$16	$169	$91	$78

Express pipeline revenue receipts, MBbl/d (a)(b)	221	210	11	217	209	8
Platte PADD II deliveries, MBbl/d (b)	169	173	(4)	170	169	1

(a)    Thousand barrels per day.
(b)    Data includes activity since March 14, 2013, the date of the acquisition of Express-Platte by Spectra Energy.
Our Liquids segment is comprised of Express-Platte and our investments in Sand Hills and Southern Hills. As previously discussed, Liquids results include the results of Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition.
Three Months Ended September 30, 2014 Compared to Same Period in 2013

Operating Revenues. The $5 million increase in operating revenues was due primarily to higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines.
Other Income and Expenses. The $13 million increase was primarily due to higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills.
EBITDA. The $16 million increase was driven by higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills, and higher transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $77 million increase in operating revenues was driven by:

•	a $68 million increase primarily due to the acquisition of Express-Platte, and

•	a $9 million increase primarily in crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines.
Operating Expenses. The $27 million increase in operating expenses was attributable mainly to the acquisition of Express-Platte.
Other Income and Expenses. The $28 million increase was primarily due to higher earnings from Sand Hills and Southern Hills.
EBITDA. The $78 million increase was driven by the acquisition of Express-Platte and higher earnings from Sand Hills and Southern Hills.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating expenses	$11	$10	$1	$48	$15	$33
EBITDA	$(11)	$(10)	$(1)	$(48)	$(15)	$(33)
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Expenses. The $1 million increase was driven by higher allocated governance costs partially offset by transaction costs, both of which are associated with the U.S. Transmission and Liquids assets that were dropped down on November 1, 2013.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Expenses. The $33 million increase was driven by higher allocated governance costs partially offset by transaction costs, both of which are associated with the U.S. Transmission and Liquids assets that were dropped down on November 1, 2013.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	equity in earnings of unconsolidated affiliates,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures, excluding the effect of reimbursable projects.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$271	$176	$737	$542
Add:
Interest expense	54	105	183	299
Income tax expense (benefit)	1	(2)	29	—
Depreciation and amortization	73	66	216	192
Foreign currency loss	2	—	2	1
Less:
Interest income	—	1	—	1
EBITDA	401	344	1,167	1,033
Add:
Equity in earnings of unconsolidated affiliates	(36)	(23)	(93)	(65)
Distributions from equity investments (a)	40	34	120	93
Other	4	3	10	7
Less:
Interest expense	54	105	183	299
Equity AFUDC	11	20	20	48
Net cash paid for income taxes	—	—	5	—
Distributions to noncontrolling interests	11	5	22	14
Maintenance capital expenditures (b)	86	75	164	138
Adjustment (c)	—	87	—	374
Distributable Cash Flow	$247	$66	$810	$195

(a)
Excludes $122 million in distributions of investment in equity method affiliates (SESH $99 million, Sand Hills $14 million, and Southern Hills $9 million) for the nine month period ended September 30, 2014.

(b)	Excludes reimbursable expenditures.

(c)
Removes the results of the U.S. Assets Dropdown for the periods prior to the dropdown (January 1, 2013 to October 31, 2013) and the results of Express-Platte for the periods prior to the acquisition (March 14, 2013 to August 1, 2013).

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had negative net working capital of $785 million. This balance includes commercial paper liabilities of $813 million and current maturities of long-term debt of $34 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include issuances of debt and/or equity securities, to fund our liquidity and capital requirements for the next 12 months. We have access to a credit facility, with an available capacity of $1,187 million at September 30, 2014. This facility is used principally to back-stop our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$913	$980
Investing activities	(745)	(3,182)
Financing activities	(153)	2,293
Net increase in cash and cash equivalents	15	91
Cash and cash equivalents at beginning of the period	121	48
Cash and cash equivalents at end of the period	$136	$139
Operating Cash Flows
Net cash provided by operating activities decreased $67 million to $913 million in the nine months ended September 30, 2014 compared to the same period in 2013, driven mainly by changes in working capital partially offset by higher earnings and higher distributions from unconsolidated affiliates.
Investing Cash Flows
Net cash used in investing activities decreased $2,437 million to $745 million in the nine months ended September 30, 2014 compared to the same period in 2013. The change was driven by:

•	$1,862 million of net purchases of AFS securities in 2013, primarily from proceeds from the issuance of long-term debt,

•	a $343 million net cash outlay for the acquisition of Express-Platte in 2013,

•	a $133 million increase in distributions received from unconsolidated affiliates in 2014 comprised mostly of a $99 million distribution from SESH with proceeds from a SESH debt offering, and

•	a $103 million decrease in capital and investment expenditures in 2014. Capital and investment expenditures in 2014 included a $94 million investment in SESH, used by SESH to retire debt.
Capital and Investment Expenditures by Business Segment

	Nine Months Ended September 30,
	2014	2013
	(in millions)
U.S. Transmission (a)	$838	$774
Liquids (b)	51	218
Total consolidated	$889	$992

(a)	Excludes reimbursements from noncontrolling interests of $47 million in 2014.

(b)	Excludes the $343 million cash outlay for the acquisition of Express-Platte in August 2013.
Capital and investment expenditures for the nine months ended September 30, 2014 consisted of $649 million for expansion projects, $146 million for maintenance and other projects and a $94 million investment in SESH. SESH used the funds, along with its funds received from its other partners, to retire maturing debt.
We project total 2014 capital and investment expenditures of approximately $1.3 billion, consisting of $0.9 billion of expansion capital expenditures, $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth, and a $94 million capital contribution made to SESH in connection with a SESH debt retirement. Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $153 million in the nine months ended September 30, 2014 compared to $2,293 million provided by financing activities during the same period in 2013. This $2,446 million change was driven mainly by:

•	$427 million of net redemptions of long-term debt in 2014 compared to $1,864 million of net issuances in 2013, which were mostly used to fund the U.S. Assets Dropdown,

•	a $407 million increase in distributions to partners in 2014, and

•	a $154 million contribution from parent in 2013, partially offset by

•	a $266 million increase in commercial paper issuances in 2014 compared to 2013, and

•	$139 million of contributions from noncontrolling interests in 2014.
During the nine months ended September 30, 2014, we issued 5.5 million common units to the public under our at-the-market program, representing limited partner interests, and 113,000 general partner units to Spectra Energy. Total net proceeds were $283 million, including $6 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, future acquisitions, capital expenditures and/or additions to working capital. In 2014 through the date of this report, we have issued 5.6 million common units to the public and 116,000 general partner units to Spectra Energy, for total net proceeds of $289 million, including $6 million of proceeds from Spectra Energy, under our at-the-market program.
Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.57625 per limited partner unit was declared on November 5, 2014, payable on November 26, 2014, representing the twenty-eighth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units and various debt securities over time. This registration has $195 million available as of September 30, 2014.

OTHER ISSUES
New Accounting Pronouncements. See Note 12 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013. We believe the exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 6, 2014		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: November 6, 2014		/S/ J. PATRICK REDDY
J. Patrick Reddy Vice President and Chief Financial Officer