Form 10-K
period 2014-12-31
Spectra Energy Partners, LP
filed 2015-02-27
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2014: $2,689,000,000.
At January 31, 2015, there were 294,864,823 Common Units and 6,017,649 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2014

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

General

CALGARY
HOUSTON
Corporate Headquarters
Major Office
Natural Gas Storage
Natural Gas Pipeline
NGL Pipeline
Crude Oil Pipeline
Major Crude Oil Storage
Major Crude Oil Pipeline Terminal

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs), through interstate pipeline systems with over 17,000 miles of transmission and transportation pipelines and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 166 billion cubic feet (Bcf) in the United States and Canada.
We own and operate natural gas transmission, gathering and storage assets, and crude oil transportation and storage assets in central, southern and eastern United States as well as western Canada. Through our investments in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), we also are engaged in the transportation of NGLs. Our assets are strategically located in geographic regions of the United States and Canada where demand, primarily for natural gas used in electricity generation, and crude oil, is expected to increase steadily. We have a broad mix of customers, including local gas distribution companies (LDC), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, and exploration and production companies. Our interstate gas transmission pipeline and storage operations and our crude oil transportation and storage operations are regulated by either the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation (DOT), or the National Energy Board (NEB) with the exception of Moss Bluff intrastate storage operations and Ozark gathering facilities which are subject to oversight by various state commissions.

Our operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate, publicly traded entity which trades on the New York Stock Exchange (NYSE) under the symbol “SE.” As of December 31, 2014, Spectra Energy and its subsidiaries collectively owned 82% of us and the remaining 18% was publicly owned.
In March 2013, Spectra Energy acquired 100% of the ownership interests in the Express-Platte crude oil pipeline system (Express-Platte) from third-parties. In August 2013, we acquired a 40% ownership interest in the U.S. portion of Express-Platte (Express US) and a 100% ownership interest in the Canadian portion of Express-Platte (Express Canada) (collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition).
In November 2013, we acquired substantially all of Spectra Energy’s remaining U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in Express US (the U.S. Assets Dropdown). The pipeline systems include Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, L.L.C. (Algonquin), the remaining ownership interest in Express US, an additional 39% interest in Maritimes & Northeast L.L.C. (M&N U.S.), 33% interests in both Sand Hills and Southern Hills, an additional 1% interest in Gulfstream Natural Gas System, LLC (Gulfstream) and a 24.95% interest in Southeast Supply Header, LLC (SESH). The natural gas and crude oil storage businesses include Bobcat Gas Storage (Bobcat), the remaining 50% interest in Market Hub Partners Holding (Market Hub), a 49% interest in Steckman Ridge, LP (Steckman Ridge), and Texas Eastern's and Express-Platte's storage facilities.
On November 3, 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and an additional 1% interest in Steckman Ridge from Spectra Energy.
The remaining and final transaction, related to the U.S. Assets Dropdown is expected to occur in November 2015, and will consist of Spectra Energy's remaining 0.1% interest in SESH.
The Express-Platte acquisition and the U.S. Assets Dropdown have been accounted for as acquisitions under common control, resulting in the recast of our prior results. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transactions.
Businesses
We manage our business in two reportable segments: U.S. Transmission, and Liquids. The remainder of our business operations is presented as “Other,” and consists mainly of certain corporate costs. The following sections describe the operations of each of our businesses. For financial information on our business segments, see Note 4 of Notes to Consolidated Financial Statements.
U.S. Transmission
Our U.S. Transmission business primarily provides transmission, storage, and gathering of natural gas for customers in various regions of the northeastern and southeastern United States. Our pipeline systems consist of approximately 14,000 miles of pipelines with eight primary transmission systems: Texas Eastern, Algonquin, East Tennessee Natural Gas, LLC (East Tennessee), M&N U.S., Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), Big Sandy Pipeline, L.L.C (Big Sandy), Gulfstream and SESH. The pipeline systems in our U.S. Transmission business receive natural gas from major North American producing regions for delivery to their respective markets. A majority of contracted transportation volumes are under long-term firm service agreements, where customers reserve capacity in the pipeline. Interruptible services, where customers can use capacity if it is available at the time of the request, are provided on a short-term or seasonal basis.
U.S. Transmission provides natural gas storage services through Saltville Gas Storage Company L.L.C. (Saltville), Market Hub, Steckman Ridge, Bobcat and Texas Eastern’s facilities. Gathering services are provided through Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering). In the course of providing transportation services, U.S. Transmission also processes natural gas on our Texas Eastern system.
Demand on the natural gas pipeline and storage systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth quarters, and storage injections occurring primarily during the summer periods. Actual throughput and storage injections/withdrawals do not have a significant effect on revenues or earnings.
Most of U.S. Transmission’s pipeline and storage operations are regulated by the FERC and are subject to the jurisdiction of various federal, state and local environmental agencies.

Texas Eastern

Maritimes &
Northeast
BOSTON
Algonquin
Union
Gas
Platte
Texas
Eastern
Steckman
Ridge
Big Sandy
Saltville
NASHVILLE
Ozark
East
Tennessee
Southeast
Supply Header
HOUSTON
Transmission
Storage
Bobcat
Gulfstream
Market Hub

The Texas Eastern natural gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with one to four large-diameter parallel pipelines and the other with one to three large-diameter parallel pipelines. Texas Eastern’s onshore system consists of approximately 8,600 miles of pipeline and associated compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 400 miles of pipeline. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working joint venture capacity in these three facilities is 74 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf joint venture storage facility in Pennsylvania, and three affiliated storage facilities in Texas and Louisiana, aggregating 74 Bcf, owned by Market Hub and Bobcat.

Algonquin
The Algonquin natural gas transmission system connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to M&N U.S. The system consists of approximately 1,130 miles of pipeline with associated compressor stations.

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

Maritimes & Northeast Pipeline

NB
Corridor Resources
Supply Lateral
M&N Canada
POINT TUPPER
MONCTON
GOLDBORO
SOEP
Pipeline
FREDERICTON
SAINT JOHN
Canaport
LNG
SABLE
ISLAND
ME
HALIFAX
Encana
Export
Pipeline
Brunswick
Pipeline
NS
BANGOR
AUGUSTA
Maritimes &
Northeast Pipeline
(M&N U.S.)
PORTLAND
NH
CONCORD
DRACUT
BOSTON
MA
AGT
CT
RI

We acquired 39% of M&N U.S. from Spectra Energy in 2012. On November 1, 2013, Spectra Energy contributed its remaining 39% ownership in M&N U.S. to us in the U.S. Assets Dropdown. M&N U.S. is owned 78% directly by us, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N U.S. is an approximately 350-mile mainline interstate natural gas transmission system which extends from the border of Canada near Baileyville, Maine to northeastern Massachusetts. M&N U.S. is connected to the Canadian portion of the Maritimes & Northeast Pipeline system, Maritimes & Northeast Pipeline Limited Partnership, which is owned 78% by Spectra Energy. M&N U.S. facilities include compressor stations, with a market delivery capability of approximately 0.8 Bcf/d of natural gas. The pipeline’s location and key interconnects with our transmission system link regional natural gas supplies to the northeast U.S. markets.

Ozark

MO
Ozark Gas Transmission
TULSA
FORT SMITH
MRT
Texas Eastern
NGPL
TN
LITTLE ROCK
AR
Ozark Gas Gathering
OK
PINE BLUFF
MS
NGPL
Texas Eastern
MRT

Ozark Gas Transmission consists of an approximately 530-mile natural gas transmission system extending from southeastern Oklahoma through Arkansas to southeastern Missouri. Ozark Gas Gathering consists of an approximately 365-mile natural gas gathering system, with associated compressor stations, that primarily serves Arkoma basin producers in eastern Oklahoma.
On April 28, 2014, Ozark Gas Transmission entered into an agreement with Magellan Midstream Partners, L.P. (Magellan) to lease an approximately 159-mile stretch of natural gas pipeline to Magellan and perform the necessary conversion work to allow for the transportation of petroleum liquids. Ozark Gas Transmission expects to receive approval from the FERC and begin the necessary conversion work by mid-2015.

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

Gulfstream

Southeast
Supply Header
AL
GA
MS
PENSACOLA
CODEN
TALLAHASSEE
JACKSONVILLE
FL
ORLANDO
TAMPA
Gulfstream
MIAMI

We acquired 24.5% of Gulfstream in 2010 to increase our ownership to 49%. On November 1, 2013, Spectra Energy contributed its remaining 1% ownership in Gulfstream to us in the U.S. Assets Dropdown. Gulfstream is an approximately 745-mile interstate natural gas transmission system, with associated compressor stations, operated jointly by us and The Williams Companies, Inc. (Williams). Gulfstream transports natural gas from Mississippi, Alabama, Louisiana and Texas, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream is owned 50% directly by us and 50% by affiliates of Williams. Our investment in Gulfstream is accounted for under the equity method of accounting.

SESH

Perryville
Hub
MISSISSIPPI
Southeast
Supply Header
ALABAMA
Texas
Eastern
LOUISIANA
Bobcat
Storage
Coden
Gulfstream

SESH, an approximately 290-mile natural gas transmission system, with associated compressor stations, is operated jointly by Spectra Energy and CenterPoint Energy Southeastern Pipelines Holding, LLC (CenterPoint). SESH extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from five major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. SESH is owned 49.9% directly by us and 0.1% directly by Spectra Energy, with the remaining 50% owned by CenterPoint and Enable Midstream Partners, LP, collectively. Our investment in SESH is accounted for under the equity method of accounting.
Market Hub
Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 48 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas, with access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana, with access to eight pipeline systems, including the Texas Eastern system.
Saltville
Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf, interconnecting with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.
Bobcat
Bobcat, an approximately 26 Bcf salt dome facility, is strategically located on the Gulf Coast near Henry Hub, interconnecting with five major interstate pipelines, including Texas Eastern.

Steckman Ridge
Steckman Ridge is an approximately 12 Bcf depleted reservoir storage facility located in south central Pennsylvania that interconnects with the Texas Eastern and Dominion Transmission, Inc. systems. Steckman Ridge is owned 50% by us and 50% by NJR Steckman Ridge Storage Company. Our investment in Steckman Ridge is accounted for under the equity method of accounting.
Competition
Our natural gas transmission and storage businesses compete with similar facilities that serve our supply and market areas in the transmission and storage of natural gas. The principal elements of competition are location, rates, terms of service, and flexibility and reliability of service.
The natural gas transported in our transmission business competes with other forms of energy available to our customers and end-users, including electricity, coal, propane and fuel oils. Factors that influence the demand for natural gas include price changes, the availability of natural gas and other forms of energy, levels of business activity, long-term economic conditions, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors.
Customers and Contracts
In general, our natural gas pipelines provide transmission and storage services for LDCs (companies that obtain a major portion of their revenues from retail distribution systems for the delivery of natural gas for ultimate consumption), electric power generators, exploration and production companies, and industrial and commercial customers, as well as energy marketers. Transmission and storage services are generally provided under firm agreements where customers reserve capacity in pipelines and storage facilities. The vast majority of these agreements provide for fixed reservation charges that are paid monthly regardless of the actual volumes transported on the pipelines or injected or withdrawn from our storage facilities, plus a small variable component that is based on volumes transported, injected or withdrawn, which is intended to recover variable costs.
We also provide interruptible transmission and storage services where customers can use capacity if it is available at the time of the request. Interruptible revenues depend on the amount of volumes transported or stored and the associated rates for this interruptible service. New projects placed into service may initially have higher levels of interruptible services at inception. Storage operations also provide a variety of other value-added services including natural gas parking, loaning and balancing services to meet our customers’ needs.
Liquids
Our Liquids business provides transportation and storage of crude oil and transportation of NGLs for customers in central and southern United States and Canada. Our Liquids pipeline system contains more than 3,500 miles of pipelines with three primary systems: Express-Platte, Sand Hills and Southern Hills.
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

Sand Hills / Southern Hills
We own direct one-third ownership interests in Sand Hills and Southern Hills. DCP Midstream Partners, LP (DCP Partners) (DCP Midstream, LLC's (DCP Midstream) publicly traded master limited partnership), a 50% owned equity affiliate of Spectra Energy, and Phillips 66 also each own a direct one-third interest in each of the two pipelines. Our investments in Sand Hills and Southern Hills are accounted for under the equity method of accounting.
The Sand Hills pipeline is an approximately 900 mile pipeline engaged in the business of transporting NGLs and provides takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Southern Hills pipeline is also an approximately 900 mile pipeline engaged in the business of transporting NGLs and provides takeaway service from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills and Southern Hills pipelines were placed into service in the second quarter of 2013.
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
Environmental laws and regulations affecting our U.S. based operations include, but are not limited to:

•
The Clean Air Act (CAA) and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Our natural gas transmission, storage and gathering assets are considered sources of air emissions and are thereby subject to the CAA. Owners and/or operators of air emission sources, like us, are responsible for obtaining permits for existing and new sources of air emissions and for annual compliance and reporting.

•
The Federal Water Pollution Control Act (Clean Water Act), which requires permits for facilities that discharge wastewaters into the environment. The Oil Pollution Act (OPA) amended parts of the Clean Water Act and other statutes as they pertain to the prevention of and response to oil spills. The OPA imposes certain spill prevention, control and countermeasure requirements. Although we are primarily a natural gas business, the OPA affects our business primarily because of the presence of liquid hydrocarbons (condensate) in our offshore pipelines.

•
The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability for remediation costs associated with environmentally contaminated sites. Under CERCLA, any individual or entity that currently owns or in the past owned or operated a disposal site can be held liable and required to share in remediation costs, as well as transporters or generators of hazardous substances sent to a disposal site. Because of the geographical extent of our operations, we have disposed of waste at many different sites and therefore have CERCLA liabilities.

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

Employees
We do not have any employees. We are managed by the directors and officers of our general partner. As of December 31, 2014, our general partner and its affiliates have approximately 2,300 employees performing services for our operations, and are solely responsible for providing the employees and other personnel necessary to conduct our operations.
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
In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $90 million per quarter, or $361 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

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

•	changes in environmental, safety and other laws and regulations;

•	regulatory and economic limitations on the development of import and export LNG terminals in the Gulf Coast region; and

•	the level of operating and maintenance, and general and administrative costs.
In addition, the actual amount of Available Cash will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures to complete construction projects;

•	the cost and form of payment of acquisitions;

•	debt service requirements and other liabilities;

•	fluctuations in working capital needs;

•	the ability to borrow funds and access capital markets;

•	restrictions on distributions contained in debt agreements; and

•	the amount of cash reserves established by our general partner.
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
Our equity investments generated approximately 16% of our distributable cash flow in 2014. Spectra Energy operates Steckman Ridge. Spectra Energy shares operations of SESH with CenterPoint and shares operations of Gulfstream with Williams. The operations of Sand Hills and Southern Hills are conducted by DCP Midstream. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.
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
Our natural gas pipeline systems, crude oil transportation pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC and the NEB, which could have an adverse effect on our ability to establish transmission, transportation, storage and gathering rates that would allow us to recover the full cost of operating our pipelines, including a reasonable return, and our ability to make distributions.
Our natural gas pipeline systems, crude oil transportation pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC and the NEB. The regulators have authority to regulate natural gas pipeline transmission and crude oil pipeline transportation services, including; the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters.
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
In addition, we cannot give assurance regarding the likely future regulations under which we will operate our natural gas transmission, crude oil transportation, storage and gathering businesses or the effect such regulation could have on our business, financial condition, results of operations or cash flows, including our ability to make distributions.
Certain transmission services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.
Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2014, 49% of U.S. Transmission’s firm revenues were derived from such negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that the costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from U.S. Transmission.
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
The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribed specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expired in 2012 and had not been signed by the U.S.; however, at the Copenhagen Climate Change Summit in 2009, the U.S. indicated it would reduce carbon dioxide emissions by 17% below 2005 levels by 2020. The United Nations-sponsored international negotiations held in Durban, South Africa in 2011 resulted in a non-binding agreement (Durban Agreement) to develop a roadmap aimed at creating a global agreement on climate action to be implemented by 2020. The U.S. is a party to the Durban agreement. In the interim period before 2020, the Kyoto Protocol will continue in effect, although it is expected that not all of the current parties will choose to commit for this extended period.
In the U.S., climate change action is evolving at state, regional and federal levels. The Supreme Court decision in Massachusetts v. EPA in 2007 established that GHGs were pollutants subject to regulation under the Clean Air Act. Pursuant to federal regulations, we are currently subject to an obligation to report our GHG emissions at our largest emitting facilities, but are not generally subject to limits on emissions of GHGs, (except to the extent that some GHGs consist of volatile organic compounds and nitrous oxides that are subject to emission limits). Proposed regulation may extend our reporting obligations to additional facilities and activities. In addition, a number of Canadian provinces and U.S. states have joined regional GHG initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. Public interest groups are increasingly focusing on the emission of methane associated with natural gas development and transmission as a source of GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.
In 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and the Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). Beginning in 2011, the Tailoring Rule required that construction of new or modification of existing major sources of GHG emissions be subject to the PSD air permitting program (and later, the Title V permitting program), although the regulation also significantly increased the emissions thresholds that would subject facilities to these regulations. The scope of the Tailoring rule was limited by a 2015 U.S. Supreme Court decision, which determined that sources which are major sources only for GHGs (Step 2 sources) are no longer subject to the PSD permitting process. EPA followed with guidance indicating it will not enforce PSD permitting against these Step 2 sources. However, some states incorporated GHG permitting into their state regulations, and may continue to enforce these requirements. We anticipate that in the future, some new capital projects or projects to modify existing facilities could be subject to additional state-required permitting requirements related to GHG emissions that may result in delays in completing such projects. In 2014, the EPA proposed revising regulations to the National Ambient Air Quality Standards (NAAQS) that would lower the existing standard from 75 parts per billion (ppb) set in 2008, to a standard between 65 and 70 ppb. This may increase the non-attainment areas along our system and the number of affected facilities. These facilities may require pollution controls or replacement of equipment to comply with tightened standards and may face a less certain permitting process. In 2015, the Obama Administration issued its intention to regulate methane emissions from new and modified natural gas transmission and storage sources, and its expectation for voluntary emission decreases from existing sources. While uncertainty remains as to how this blueprint will be implemented, we anticipate that additional controls or costs may be incurred.

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
Our operations are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans.
Our interstate pipeline operations are subject to pipeline safety laws and regulations administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate.
In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals were introduced in Congress to strengthen PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. In January 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act (the 2012 PSA Amendments) amends the Pipeline Safety Act in a number of significant ways, including:

•	Authorizing PHMSA to assess higher penalties for violations of its regulations;

•
Requiring PHMSA to adopt appropriate regulations within two years requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities and to perform a study on the application of such technology to existing pipeline facilities in High Consequence Areas (HCAs);

•	Requiring operators of pipelines to verify maximum allowable operating pressure and report exceedances within five days;

•	Requiring PHMSA to study and report on the adequacy of soil cover requirements in HCAs; and

•	Requiring PHMSA to evaluate in detail whether integrity management requirements should be expanded to pipeline segments outside of HCAs (where the requirements currently apply).
Many of these legislative changes, such as increasing penalties, have been completed, while others are substantially in progress with resolution expected in 2015. Additionally, Congress is tasked with reauthorization of the Pipeline Safety Act during fiscal year 2015. PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.

In Canada, our pipeline operations are subject to pipeline safety regulations overseen by the NEB. Applicable legislation and regulation require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our pipeline. Among other obligations, this regulatory framework imposes requirements to monitor and maintain the integrity of our pipeline.
As in the U.S., several legislative changes addressing pipeline safety in Canada have recently come into force. The changes evidence an increased focus on the implementation of management systems to address key areas such as emergency management, integrity management, safety, security and environmental protection. Other legislative changes have created authority for the NEB to impose administrative monetary penalties for non-compliance with the regulatory regime it administers.
Compliance with these legislative changes may impose additional costs on new Canadian pipeline projects as well as on existing operations. Failure to comply with applicable regulations could result in a number of consequences which may have an adverse effect on our operations, earnings, financial condition and cash flows.
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
Acts of terrorism and any possible reprisals as a consequence of any action by the U. S. and its allies could be directed against companies operating in the U.S. This risk is particularly great for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have an adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows.
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
Our regulated businesses are generally economically stable; they are not significantly affected in the short term by changing commodity prices. However, our businesses can all be negatively affected in the long term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas, oil and NGLs. These factors are beyond our control and could impair the ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output could reduce the volume of natural gas and NGLs transported or gathered, and the volume of oil transported, resulting in lower earnings and cash flows. Transmission revenues could be affected by long-term economic declines, resulting in the non-renewal of long-term contracts at the time of expiration. Lower demand, along with lower prices for natural gas, oil and NGLs, could result from multiple factors that affect the markets where we operate, including:

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
In addition, regulators in the U.S. have taken actions to strengthen market forces in the gas pipeline industry, which have led to increased competition. In a number of key markets, natural gas pipeline and storage operators are facing competitive pressure from a number of new industry participants, such as alternative suppliers, as well as traditional pipeline competitors.

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
Our natural gas transmission, storage and gathering activities are subject to stringent and complex federal, state and local environmental laws and regulations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs may cause us to incur significant capital expenditures to obtain permits, evaluate offsite impacts of our operations, install pollution control equipment, and otherwise assure compliance.
The precise nature of these compliance obligations at each of our facilities has not been finally determined and may depend in part on future regulatory changes. In addition, compliance with new and emerging environmental regulatory programs is likely to significantly increase our operating costs compared to historical levels. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. No assurance can be made that the costs that may be incurred to comply with environmental regulations in the future will not have a significant effect on our earnings and cash flows.
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
We do not maintain insurance coverage against all of these risks and losses, and any insurance coverage we might maintain may not fully cover the damages caused by those risks and losses. We may elect to self insure a portion of our asset portfolio. Moreover, we do not maintain offshore business interruption insurance. Therefore, should any of these risks materialize, it could have a material effect on our business, earnings, financial condition, results of operations or cash flows, including our ability to make distributions.
We are exposed to the credit risk of our customers.
We are exposed to the credit risk of our customers in the ordinary course of our business. Generally, our customers are rated investment-grade, are otherwise considered creditworthy or provide us security to satisfy credit concerns. A significant amount of our credit exposures for transmission, storage and gathering services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas producers may be the primary customer, our credit exposure with below investment-grade customers may increase. While we monitor these situations carefully and take appropriate measures when deemed necessary, it is possible that customer payment defaults, if significant, could have a material effect on our earnings and cash flows.
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
The unitholders will be unable initially to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of January 31, 2015, our general partner and its affiliates own 82% of our aggregate outstanding common units.
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
Our assets include 100% ownership interests in various pipelines, as well as 50%, 49.9%, 50%, 33% and 33% equity interests in Gulfstream, SESH, Steckman Ridge, Sand Hills and Southern Hills, respectively. If a sufficient amount of our assets that are comprised of equity investments, other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Steckman Ridge could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with all of our current equity investments or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have an adverse effect on our business.
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
As of January 31, 2015, Spectra Energy and its affiliates hold an aggregate of 241,618,534 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2015, our general partner and its affiliates own approximately 82% of our outstanding common units.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

At December 31, 2014, we had over 100 primary facilities located in the United States and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission pipelines using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 13 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2014.
Our principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056, which is a facility leased by Spectra Energy. We also maintain offices in, among other places, Calgary, Alberta. For a description of our material properties, see Item 1. Business.
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
Common Unit Data by Quarter

	Distributions Paid in the Quarter per Common Unit	Unit Price Range (a)
		High	Low
2014
First Quarter	$0.54625	$51.00	$41.53
Second Quarter	0.55625	57.56	48.10
Third Quarter	0.56625	57.69	50.67
Fourth Quarter	0.57625	60.07	47.01
2013
First Quarter	$0.495	$40.08	$31.59
Second Quarter	0.50125	47.23	34.42
Third Quarter	0.50875	47.73	40.00
Fourth Quarter	0.51625	46.75	41.02
__________
(a) Unit prices represent the intra-day high and low price.
As of January 31, 2015, there were approximately 39 holders of record of our common units. A cash distribution to unitholders of $0.58875 per limited partner unit was declared on February 4, 2015 and was paid on February 27, 2015, which is a $0.0125 per limited partner unit increase over the cash distribution of $0.57625 per limited partner unit paid on November 26, 2014.

Unit Performance Graph
The following graph reflects the comparative changes in the value from January 1, 2010 through December 31, 2014 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	January 1, 2010	December 31,
		2010	2011	2012	2013	2014
Spectra Energy Partners	$100.00	$117.03	$120.64	$125.29	$191.51	$251.17
S&P 500 Stock Index	100.00	115.06	117.49	136.30	180.44	205.14
Alerian MLP Index	100.00	135.85	154.70	162.13	206.84	216.78
Distributions of Available Cash
General. Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date.
Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of February 4, 2015 is $0.58875 per limited partner unit, or $2.355 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 6,017,649 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. Our general partner contributed $7 million in 2014, $159 million in 2013 and $4 million in 2012 to maintain its 2% interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter, up to a maximum of 50%. The maximum incentive distribution right of 50% was achieved in 2014, 2013, and 2012. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on common units that it owns.
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
 The Express-Platte acquisition and the U.S. Assets Dropdown have been accounted for as acquisitions under common control, resulting in the recast of our prior results. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transactions.

	2014	2013	2012	2011	2010
	(Unaudited)
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$2,269	$1,965	$1,754	$1,746	$1,678
Operating income	1,136	973	897	880	834
Net income—noncontrolling interests	23	16	15	15	15
Net income—controlling interests (a)	1,004	1,070	580	570	507
Limited Partner Unit Data
Net income per limited partner unit—basic and diluted (b)	$2.84	$7.15	$5.60	$5.82	$6.04
Distributions paid per limited partner unit	2.245	2.02125	1.93	1.845	1.70
_________

(a)	Includes a $354 million benefit related to the elimination of accumulated deferred income tax liabilities in 2013. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

(b)
Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for periods prior to the November 1, 2013 U.S. Assets Dropdown has not been recast. See Note 7 of Notes to Consolidated Financial Statements for further discussion.

	December 31,
	2014	2013	2012	2011	2010
	(Unaudited) (in millions)
Balance Sheets
Total assets	$17,793	$16,794	$13,885	$12,445	$11,837
Long-term debt including capital leases, less current maturities	5,149	5,178	3,105	2,073	2,569
Notes payable—affiliates	—	—	4,185	3,911	3,720

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
The Express-Platte acquisition and the U.S. Assets Dropdown have been accounted for as acquisitions under common control, resulting in the recast of our prior results, excluding distributable cash flow. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transactions.
EXECUTIVE OVERVIEW
We reported net income from controlling interests of $1,004 million in 2014 compared with $1,070 million in 2013. Excluding the income tax benefit in 2013 related to the elimination of deferred income tax liabilities as a result of the U.S. Assets Dropdown, earnings increased mainly due to expansion projects, primarily on Texas Eastern, higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills and the acquisition of Express-Platte in March 2013. Distributable cash flow was $1,055 million in 2014 compared with $315 million in 2013.
We increased our quarterly cash distribution each quarter in 2014, from $0.54625 per limited partner unit for the fourth quarter of 2013 which was paid in February 2014, to $0.58875 per unit for the fourth quarter of 2014 which was paid on February 27, 2015. We intend to increase our quarterly distribution by at least one and a quarter cents per unit each quarter through 2017. The declaration and payment of distributions is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints, our partnership agreement and other factors deemed relevant by our Board of Directors.
We invested $1.2 billion of capital and investment expenditures in 2014, including $0.9 billion of expansion and investment capital expenditures. We continue to foresee significant expansion capital spending over the next several years, with approximately $2.1 billion planned for 2015. We will rely upon cash flows from operations, including cash distributions received from our equity investments, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2015. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings and possibly unit issuances. We expect to maintain an investment-grade capital structure and liquidity profile that supports our strategic objectives. Therefore, we will continue to monitor market requirements and our liquidity, and make adjustments to these plans, as needed.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of December 31, 2014, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.
Our Strategy. Our strategy is to create superior and sustainable value for our investors, customers, employees and communities by delivering natural gas, liquids and crude oil infrastructure to premium markets.  We will grow our business through organic growth, greenfield expansions and strategic acquisitions, with a focus on safety, reliability, customer responsiveness and profitability.  We intend to accomplish this by:
•Building off the strength of our asset base.
•Maximizing that base through sector leading operations and service.
•Effectively executing the projects we have secured.
•Securing new growth opportunities that add value for our investors within each of our business segments.
•Expanding our value chain participation into complementary infrastructure assets.
Natural gas supply dynamics continue to rapidly change, and there is general recognition that natural gas can be an effective solution for meeting the energy needs of North America and beyond. This causes us to be optimistic about future growth opportunities.  Identified opportunities include growth in natural gas-fired generation, growth in industrial markets, LNG exports in North America, growth related to moving new sources of gas supplies to markets and significant new liquids pipeline infrastructure. With our advantage of providing continuous access from leading supply regions through to the last mile of pipe in growing natural gas, NGL and crude oil markets, we expect to continue expanding our assets and operations to meet the evolving needs of our customers.
Crude oil supply dynamics also continue to evolve as North American production increases. Growing North American crude oil production is displacing imports from overseas and driving increased demand for crude oil transportation and logistics. Although recent decreases in global crude oil prices may dampen near-term growth in North American oil production, we remain confident about the long-term proposition and our ability to capture future opportunities and grow our crude oil pipeline business.
Successful execution of our strategy will be determined by such key factors as the continued production of, and the consumption of, natural gas, NGLs and crude oil within the United States and Canada, our ability to provide creative solutions for customers' evolving energy needs, maintaining leadership as a safe and reliable operator, and continued successful execution on our capital projects.
We continue to be actively engaged in the national discussions in both the United States and Canada regarding energy policy and have taken a lead role in shaping policy as it relates to pipeline safety and operations.
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
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. Lower overall economic output would reduce the volume of natural gas and NGLs transported and gathered and processed at our plants, and the volume of crude oil transported, resulting in lower earnings and cash flows. This decline would primarily affect gathering revenues, potentially in the short term. Transmission revenues could be affected by long-term economic declines resulting in the non-renewal of long-term contracts at the time of expiration. Pipeline transportation and storage customers continue to renew most contracts as they expire.
Our combined key natural gas markets—the northeastern and the southeastern United States—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and continental United States average growth rates through 2019. This demand growth is primarily driven by the natural gas-fired electricity generation sector and other new industrial gas demands, including LNG. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting our growth strategies. Traditionally, supply to our markets has come from the Gulf Coast region, both onshore and offshore. The national supply profile is shifting to new sources of gas from natural gas shale basins in the Rockies, Midcontinent, Appalachia, Texas and Louisiana. These supply shifts are shaping the growth strategies that we will pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “Liquidity and Capital Resources.” Recent community and political pressures have arisen around the production processes associated with extracting natural gas from the natural gas shale basins. Although we continue to believe that natural gas will remain a viable energy solution for the U.S., these pressures could increase costs and/or cause a slowdown in the production of natural gas from these basins, and therefore, could negatively affect our growth plans.
Our key crude oil markets include the Rocky Mountain and Midwest states with growing connectivity to the Gulf Coast and West Coast of the United States. Growth in our business is dependent on growing crude oil supply from North American sources and the ability of that supply to displace imported crude oil from overseas. The recent decline in crude oil prices may adversely affect the availability and cost-competitiveness of North American crude oil supply and sustained low oil prices could have a negative impact on our current business and associated growth opportunities.
The shift to and increase in natural gas supply have resulted in declines in the price of natural gas in North America. As a result, there has been a shift to extracting gas in richer, "wet" gas areas, like the Marcellus shale. This has depressed activity in "dry" fields like the Fayetteville shale where our Ozark gathering and transmission assets are located. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should the activity in the region continue to decline, our businesses there may be subject to possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. As a result, the value of storage assets and contracts has declined in recent years, negatively impacting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Our businesses in the United States and Canada are subject to laws and regulations on the federal, state and provincial levels. Regulations applicable to the natural gas transmission, crude oil transportation and storage industries have a significant effect on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our businesses.
These laws and regulations can result in increased capital, operating and other costs. Environmental laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs may cause us to incur significant capital expenditures to obtain permits, evaluate offsite impacts of our operations, install pollution control equipment, and otherwise assure compliance.
Our interstate pipeline operations are subject to pipeline laws and safety regulations administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. In January 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act amends the Pipeline Safety Act in a number of significant ways, including the assessing of higher penalties for violations.
Many of the changes to the Pipeline Safety Act have been completed, while others are substantially in progress with resolution expected in 2015. Additionally, Congress is tasked with reauthorization of the Pipeline Safety Act during fiscal year 2015. PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.
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
For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.

RESULTS OF OPERATIONS

	2014	2013	2012
	(in millions)
Operating revenues	$2,269	$1,965	$1,754
Operating expenses	1,133	992	857
Operating income	1,136	973	897
Equity in earnings of unconsolidated affiliates	133	89	86
Other income and expenses, net	31	59	29
Interest expense	238	383	407
Earnings before income taxes	1,062	738	605
Income tax expense (benefit)	35	(348)	10
Net income	1,027	1,086	595
Net income—noncontrolling interests	23	16	15
Net income—controlling interests	$1,004	$1,070	$580

2014 Compared to 2013
Operating Revenues. The $304 million, or 15%, increase was driven by:

•	revenues from expansion projects, primarily on Texas Eastern,

•	the acquisition of Express-Platte in March 2013,

•	increased natural gas transportation revenues due to new contracts mainly on Texas Eastern and Algonquin,

•	higher crude oil transportation revenues for both Express and Platte pipelines mainly as a result of increased tariff rates and higher revenue volumes, and

•	higher processing revenues mainly due to volumes, partially offset by

•	a decrease in gas storage revenues due to lower rates.
Operating Expenses. The $141 million, or 14%, increase was driven mainly by:

•	operating costs from Express-Platte,

•	expansion projects, primarily on Texas Eastern,

•	higher allocated governance costs associated with the U.S. Assets Dropdown, and

•	higher depreciation due to the acquisition of Express-Platte and expansion projects.
Equity in Earnings of Unconsolidated Affiliates. The $44 million increase was mostly attributable to higher earnings due to the continued ramp up of volumes on Sand Hills and Southern Hills.
Other Income and Expenses. The $28 million decrease was mainly attributable to lower allowance for funds used during construction (AFUDC) resulting from decreased capital spending on expansion projects.
Interest Expense. The $145 million decrease was driven mainly by:

•	the restructuring of an intercompany loan contributed to us as part of the U.S. Assets Dropdown, partially offset by

•	higher debt balances attributable to a $1.9 billion debt issuance in late September 2013, primarily related to the U.S. Assets Dropdown, and

•	lower capitalized interest resulting from projects placed in service in 2013.
Income Tax Expense. The $383 million increase was mainly due to the elimination of deferred income tax liabilities as a result of the U.S. Assets Dropdown and resulting changes in tax status of certain entities in 2013.

2013 Compared to 2012
Operating Revenues. The $211 million, or 12%, increase was mainly driven by:

•	the acquisition of Express-Platte in March 2013, and

•	higher revenues from expansion projects primarily on Texas Eastern, partially offset by

•	lower recoveries of electric power and other costs passed through to customers,

•	lower storage revenues, and

•	lower processing revenues associated with pipeline operations.
Operating Expenses. The $135 million, or 16%, increase was driven by:

•	operating costs from Express-Platte,

•	expansion projects primarily on Texas Eastern,

•	higher allocated governance costs,

•	higher depreciation due to the acquisition of Express-Platte and expansion projects,

•	higher employee benefit costs, ad valorem taxes, net of lower software amortization, and

•	transaction costs related to the U.S. Assets Dropdown, partially offset by

•	lower electric power and other costs passed through to customers.
Other Income and Expenses, Net. The $30 million increase was primarily due to higher AFUDC resulting from increased capital spending on expansion projects.
Income Tax Expense (Benefit). Deferred income tax liabilities were eliminated and recorded as a benefit to Income Tax Expense (Benefit) in connection with the U.S. Assets Dropdown and resulting changes in tax status of certain entities.
For a more detailed discussion of earnings drivers, see the segment discussions that follow.
Segment Results
Management evaluates segment performance based on EBITDA transactions. Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Our U.S. Transmission business primarily provides transmission and storage of natural gas for customers in various regions of the northeastern and southeastern United States. Our Liquids business primarily provides transportation of crude oil and NGLs for customers in central and southern United States and Canada.

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	2014	2013	2012
	(in millions)
U.S. Transmission	$1,415	$1,279	$1,251
Liquids	240	132	—
Total reportable segment EBITDA	1,655	1,411	1,251
Other	(64)	(27)	(9)
Total reportable segment and other EBITDA	1,591	1,384	1,242
Depreciation and amortization	288	262	231
Interest expense	238	383	407
Interest income and other	(3)	(1)	1
Earnings before income taxes	$1,062	$738	$605
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	2014	2013	Increase (Decrease)	2012	Increase (Decrease)
	(in millions)
Operating revenues	$1,939	$1,727	$212	$1,754	$(27)
Operating expenses
Operating, maintenance and other	647	594	53	617	(23)
Other income and expenses	123	146	(23)	114	32
EBITDA	$1,415	$1,279	$136	$1,251	$28

2014 Compared to 2013
Operating Revenues. The $212 million increase was driven by:

•	a $168 million increase due to expansion projects, primarily on Texas Eastern,

•	a $44 million increase due to higher natural gas transportation revenues due to new contracts mainly on Texas Eastern and Algonquin,

•	a $19 million increase due to higher processing revenues mainly due to volumes, and

•	a $7 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $25 million decrease in gas storage revenues due to lower rates.
Operating Expenses. The $53 million increase was driven by:

•	a $33 million increase from expansion projects, primarily on Texas Eastern,

•	a $10 million increase in operating costs mostly due to repairs and maintenance,

•	a $7 million increase in recoveries of electric power and other costs passed through to customers, and

•	a $3 million increase from project development costs expensed in 2014.
Other Income and Expenses. The $23 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $136 million increase was driven by expansions, primarily on Texas Eastern, higher natural gas transportation revenues from new contracts and higher processing revenues, partially offset by lower storage revenues due to lower rates.

2013 Compared to 2012
Operating Revenues. The $27 million decrease was driven by:

•	a $42 million decrease in recoveries of electric power and other costs passed through to customers,

•	a $24 million decrease due to lower storage revenues as a result of lower contract renewal rates, and

•	an $8 million decrease from lower processing revenues associated with pipeline operations, partially offset by

•	a $48 million increase from expansion projects primarily on Texas Eastern.
Operating Expenses. The $23 million decrease was driven by:

•	a $42 million decrease in electric power and other costs passed through to customers, partially offset by

•	a $10 million increase due to higher employee benefit costs and ad valorem taxes, net of lower software amortization, and

•	a $6 million increase from expansion projects primarily on Texas Eastern.
Other Income and Expenses. The $32 million increase was primarily due to higher AFUDC resulting from increased capital spending on expansion projects.
EBITDA. The $28 million increase was driven by higher earnings from the expansions at Texas Eastern, partially offset by lower storage revenues, higher operating costs, and lower processing revenues.
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
The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. The value of storage assets and contracts has declined in recent years, negatively affecting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Our interstate pipeline operations are subject to pipeline safety regulations administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. In January 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act amends the Pipeline Safety Act in a number of significant ways, including the assessing of higher penalties for violations.
Many of the changes to the Pipeline Safety Act, such as increasing penalties, have been completed, while others are substantially in progress with resolution expected in 2015. Additionally, Congress is tasked with reauthorization of the Pipeline Safety Act during fiscal year 2015. PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in a reduction of allowable operating pressures as authorized by

PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.
Liquids

	2014	2013	Increase (Decrease)	2012	Increase (Decrease)
	(in millions)
Operating revenues	$330	$238	$92	$—	$238
Operating expenses
Operating, maintenance and other	134	109	25	—	109
Other income and expenses	44	3	41	—	3
EBITDA	$240	$132	$108	$—	$132

Express pipeline revenue receipts, MBbl/d (a,b)	223	219	4	N/A	N/A
Platte PADD II deliveries, MBbl/d (b)	170	168	2	N/A	N/A
_________
(a)    Thousand barrels per day.
(b)    Data includes activity since March 14, 2013, the date of the acquisition of Express-Platte by Spectra Energy.
Our Liquids segment is comprised of Express-Platte and our investments in Sand Hills and Southern Hills. Results presented herein include Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition, and Sand Hills and Southern Hills since November 15, 2012, the date of Spectra Energy’s acquisition of both entities.
2014 Compared to 2013
Operating Revenues. The $92 million increase in operating revenues was driven by:

•	a $68 million increase primarily due to the acquisition of Express-Platte, and

•	a $26 million increase in crude oil transportation revenues for both Express and Platte pipelines as a result of increased tariff rates and higher revenue volumes.
Operating Expenses. The $25 million increase in operating expenses was attributable mainly to the acquisition of Express-Platte.
Other Income and Expenses. The $41 million increase was primarily due to higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills.
EBITDA. The $108 million increase was driven by the acquisition of Express-Platte and higher earnings due to Sand Hills and Southern Hills.
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
Matters Affecting Future Liquids Results
We plan to continue earnings growth by maximizing throughput on all sections of the pipeline systems. On the Express-Platte system, this entails connecting, where possible, to rail or barge terminals to extend the market reach of the pipeline to refinery-customers beyond the end of the pipeline. This also includes optimizing pipeline and storage operations and expanding terminal operations where appropriate. On the Southern Hills and Sand Hills NGL pipelines, volumes will continue to increase as NGL supply increases behind the system and new extraction plants are connected to the pipeline.  Extensions may be added to the lines and pumps may be added to increase capacity.

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
Other

	2014	2013	Increase (Decrease)	2012	Increase (Decrease)
	(in millions)
Operating expenses	$64	$27	$37	$9	$18
EBITDA	$(64)	$(27)	$(37)	$(9)	$(18)
2014 Compared to 2013
Operating Expenses. The $37 million increase was driven by higher allocated governance costs, partially offset by transaction costs related to the U.S. Assets Dropdown, which was effective on November 1, 2013.
2013 Compared to 2012
Operating Expenses. The $18 million increase was driven by higher allocated governance costs and transaction costs related to the U.S. Assets Dropdown, which was effective on November 1, 2013.

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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	2014	2013	2012
	(in millions)
Net Income	$1,027	$1,086	$595
Add:
Interest expense	238	383	407
Income tax expense (benefit) (a)	35	(348)	10
Depreciation and amortization	288	262	231
Foreign currency loss	3	2	—
Less:
Interest income	—	1	1
EBITDA	1,591	1,384	1,242
Add:
Equity in earnings of unconsolidated affiliates	(133)	(89)	(86)
Distributions from equity investments (b)	165	117	105
Other	8	8	9
Less:
Interest expense	238	383	407
Equity AFUDC	33	58	27
Net cash paid for income taxes	6	—	1
Distributions to noncontrolling interests	29	19	18
Maintenance capital expenditures (c)	270	228	241
Adjustment (d)	—	417	347
Distributable Cash Flow	$1,055	$315	$229
________
(a) Tax benefit in 2013 is due to the elimination of deferred income tax liabilities related to the U.S. Assets Dropdown.
(b) Excludes $129 million in distributions from equity investments (SESH $99 million, Sand Hills $21 million, and Southern Hills $9 million) for the 2014 period.
Excludes $63 million in distributions from equity investments (Sand Hills $37 million, and Southern Hills $26 million) for the 2013 period.
(c) Excludes reimbursable expenditures.
(d) Removes the results of the U.S. Assets Dropdown for the periods prior to the dropdown (January 1, 2012 to October 31, 2013) and the results of Express-Platte for the periods prior to the dropdown (March 14, 2013 to August 1, 2013).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The application of accounting policies and estimates is an important process that continues to evolve as our operations change and accounting guidance is issued. We have identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.
We base our estimates and judgments on historical experience and on other assumptions that we believe are reasonable at the time of application. These estimates and judgments may change as time passes and more information becomes available. If estimates are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. We discuss our critical accounting policies and estimates and other significant accounting policies with our Audit Committee.
Regulatory Accounting
We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, regulatory asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $290 million as of December 31, 2014 and $254 million as of December 31, 2013. Total regulatory liabilities were $29 million as of December 31, 2014 and $66 million as of December 31, 2013.
Impairment of Goodwill
We had goodwill balances of $3,244 million at December 31, 2014 and $3,215 million at December 31, 2013. The increase in goodwill in 2014 was the result of an adjustment related to the acquisition of Express-Platte, partially offset by foreign currency translation. See Note 9 of Notes to Consolidated Financial Statements for further discussion.
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
In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine fair values of those reporting units. The long-term growth rates used for the reporting units that we quantitatively assess reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transmission capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants and increasing demand for crude oil and NGL transportation capacity on our pipeline systems.
We performed a qualitative assessment for all of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2014 (our annual testing date). Based on that assessment, we determined that this condition, for all reporting units, does not exist. As such, performing the first step of the two-step impairment test for these units was unnecessary. No triggering events occurred during the period from April 1, 2014 through December 31, 2014 that warranted re-testing for goodwill impairment.
Revenue Recognition
Revenues from the transmission, storage and gathering of natural gas, and from the transportation of crude oil are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.
LIQUIDITY AND CAPITAL RESOURCES
Known Trends and Uncertainties
As of December 31, 2014, we had negative working capital of $927 million. This balance includes commercial paper liabilities totaling $907 million and current maturities of long-term debt of $36 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for 2015. We have access to a revolving credit facility, with available capacity of $1.1 billion at December 31, 2014. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.
Cash flows from operations are fairly stable given that substantially all of our revenues and those of our equity affiliates are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity affiliates. The amount of cash distributed to us by our equity affiliates and the amount of cash we may be required to fund, is determined by our equity affiliates based on their operating cash flows and other factors as determined by their management. While we participate on the management committees of these equity affiliates, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity affiliates of $294 million in 2014, $180 million in 2013 and $106 million in 2012. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.
As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives. We will continue to monitor market requirements and our liquidity and make adjustments to these plans, as needed.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net cash provided by (used in):
Operating activities	$1,333	$1,029	$891
Investing activities	(1,077)	(3,689)	(1,880)
Financing activities	(237)	2,733	1,016
Net increase in cash and cash equivalents	19	73	27
Cash and cash equivalents at beginning of the period	121	48	21
Cash and cash equivalents at end of the period	$140	$121	$48
Operating Cash Flows
Net cash provided by operating activities increased $304 million to $1,333 million in 2014 compared to 2013. This increase was driven primarily by:

•	higher earnings in 2014 after adjusting for non-cash items primarily consisting of a $381 million change in deferred income taxes, partially offset by

•	changes in working capital.
Net cash provided by operating activities increased $138 million to $1,029 million in 2013 compared to 2012. This increase was primarily due to earnings related to the acquisition of Express-Platte in 2013.
Investing Cash Flows
Net cash flows used in investing activities decreased $2,612 million to $1,077 million in 2014 compared to 2013. This decrease was driven mainly by:

•	a $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013,
•a $343 million net cash outlay for the acquisition of Express-Platte in 2013,

•	an $80 million increase in distributions received from unconsolidated affiliates in 2014, comprised mostly of a $99 million distribution from SESH with proceeds from a SESH debt offering,

•	a $71 million loan to an unconsolidated affiliate in 2013, and

•
a $58 million decrease in capital and investment expenditures in 2014. Capital and investment expenditures in 2014 included a $94 million investment in SESH, used by SESH to retire debt, partially offset by

•	$141 million of net proceeds from available-for-sale securities in 2013.

Net cash flows used in investing activities increased $1,809 million to $3,689 million in 2013 compared to 2012. This increase was driven mainly by:

•	a $2,234 million increase in acquisitions in 2013, partially offset by
•a $144 million decrease in capital and investment expenditures in 2013, and

•	$141 million of net proceeds from available-for-sale securities in 2013 compared to $141 million of net purchases in 2012.
Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2014	2013	2012
	(in millions)
U.S. Transmission (a,b)	$1,160	$1,000	$930
Liquids (c)	81	299	513
Total consolidated	$1,241	$1,299	$1,443
_________

(a)	Excludes the $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013 and the $319 million acquisition of M&N U.S. in 2012.

(b)	Excludes a $71 million loan to an unconsolidated affiliate in 2013.

(c)	Excludes the $343 million net cash outlay for the acquisition of Express-Platte in 2013.
Capital and investment expenditures for 2014 totaled $1,241 million and included $888 million for expansion projects, $259 million for maintenance and other projects and a $94 million investment in SESH. SESH used the funds, along with its funds received from its other partners, to retire maturing debt.
We project 2015 capital and investment expenditures of approximately $2.4 billion, including $2.1 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
On November 3, 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge. Total consideration was approximately 4.3 million newly issued common units and 86,000 general partner units to Spectra Energy. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In November 2013, we completed the closing of substantially all of the U.S. Assets Dropdown, including Spectra Energy’s remaining 60% interest in the U.S. portion of Express-Platte. We paid Spectra Energy aggregate consideration with the issuance of approximately 171.1 million newly issued partnership units and $2.3 billion in cash. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In August 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410 million in cash and 7.2 million of newly issued common and general partner units. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In 2012, we acquired a 39% ownership interest in M&N U.S. from Spectra Energy for approximately $319 million in cash and approximately $56 million in newly issued common and general partner units. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
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

Expansion capital expenditures included several key projects placed into service in 2014, including:

•
Buffalo Terminal Expansion—Buffalo expansion consists of two additional 150,000 bbl above ground storage tanks along with delivery pump and piping facilities to supply crude oil to the Cenex Harvest States Front Range pipeline. This project was placed in-service during the third quarter of 2014.

•
TEAM 2014—A 600 MMcf/d expansion of the Texas Eastern pipeline system consisting of new pipeline construction. The project is designed to transport gas produced in the Marcellus Shale to U.S. markets in the Northeast, Midwest and Gulf Coast. This project was placed in-service during the fourth quarter of 2014.

•
Bobcat Storage Expansion—The project as a whole is designed to expand the storage capacity and capabilities of the Bobcat facility. Cavern Well 4 increases the working gas capacity by 9.9 Bcf, and was placed in-service during the fourth quarter of 2014.

•
Kingsport—An additional 61 MMcf/d on the East Tennessee system to support a customer's multi-year project to convert five coal-fired power plant boilers to natural gas. The project was placed in-service during the fourth quarter of 2014.

Significant 2015 expansion projects expenditures are expected to include:

•
OPEN—A 550 MMcf/d expansion of the Texas Eastern pipeline system consisting of new pipeline, a new compressor station and other associated facility upgrades. The project is designed to transport gas produced in the Utica Shale and Marcellus Shale to U.S. markets in the Midwest, Southeast and Gulf Coast. In-service is scheduled by the fourth quarter of 2015.

•
AIM—A 342 MMcf/d expansion of the Algonquin system consisting of replacement pipeline, new pipeline, new and modified meter station facilities and additional compression at existing stations. The project is designed to transport gas from existing interconnects in New Jersey and New York to LDC marked in the northeast. In-service is scheduled by the fourth quarter of 2016.

•
Gulf Market Expansion—This Texas Eastern system expansion project connects growth markets (Gulf Coast LNG and industrials) with diverse, growing shale supply. The project consists of installing up to seven compressor stations to provide up to 650 MMcf/d. The project will be executed in two phases. Phase 1, due to go in-service in the fourth quarter of 2016, will provide north to south compression at five stations. Phase 2, due to go in-service in the fourth quarter of 2017, will provide north to south compression at two stations.

•
Sabal Trail—A 1,100 MMcf/d of new capacity to access onshore shale gas supplies. Facilities include a new 465-mile pipeline, laterals and various compressor stations. In-service is scheduled by the second quarter of 2017.

•
Salem Lateral—An expansion of the Algonquin system for delivery of 115 MMcf/d of natural gas to the Footprint Salem Harbor Power Station in Salem, Massachusetts. In-service is scheduled by the first quarter of 2016.

•
Uniontown to Gas City—The project will provide shippers with 425 MMcf/d of firm transportation service from the supply-rich area west of Uniontown, Pennsylvania to a new delivery meter with Panhandle Eastern Pipe Line near Gas City, Indiana for further redelivery to markets in the Midwest. These five shippers combine to contract for the full 425 MMcf/d of capacity under the project. In-service is scheduled by the fourth quarter of 2015.

•
DCP Sand Hills - Red Lake—The project includes the construction of two lateral pipelines with a combined length of 170 miles to connect a DCP gas processing plant and two third-party gas processing plants to the Sand Hills Pipeline. The project extends the reach of the Sand Hills Pipeline into a fast growing region of the Permian basin and enhances long-term throughput on the pipeline. It is expected to be in-service in the second half of 2015.

•
Ozark Conversion—The project includes abandonment of portions of the Ozark Gas Transmission system from natural gas service and leasing of the abandoned lines to Magellan to transport approximately 75,000 barrels per day of refined products. In-service is scheduled by the third quarter of 2015.

Financing Cash Flows
Net cash used in financing activities totaled $237 million in 2014 compared to $2,733 million provided by financing activities in 2013. This $2,970 million change was driven mainly by:

•	a $549 million increase in distributions to partners in 2014,

•	a $523 million contribution from parent in 2013, and

•	$441 million of net redemptions of long-term debt in 2014 compared to $2,241 million of net issuances in 2013, which were mostly used to fund the U.S. Assets Dropdown, partially offset by

•	a $567 million net increase in commercial paper issuances in 2014 compared to 2013,

•	a $122 million increase in contributions from noncontrolling interest in 2014, and

•	a $117 million increase in proceeds from issuances of units in connection with our at-the-market program in 2014.
Net cash provided by financing activities increased $1,717 million to $2,733 million in 2013 compared to 2012. This change was driven mainly by:

•	a $1,682 million net increase in long-term debt issuances in 2013 compared to 2012, mostly to fund the U.S. Assets Dropdown from Spectra Energy,

•	$523 million of net contributions from parent in 2013 compared to $240 million of net contributions in 2012, and

•	a $69 million increase in proceeds from issuance of units in 2013, partially offset by

•	a $307 million net decrease in issuances of commercial paper in 2013 compared to 2012.
Significant Financing Activities—2014
Common Unit Issuances. On November 3, 2014, we issued 4.3 million common units and 86,000 general partner units to Spectra Energy in connection with the U.S. Assets Dropdown, valued at $186 million. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this transaction.
In November 2013, we entered into an equity distribution agreement under which we may sell and issue common units up to an aggregate amount of $400 million. This at-the-market offering program allows us to offer and sell common units at prices deemed appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us.
We issued 6.4 million common units to the public in 2014 under our at-the-market program and 132,000 general partner units to Spectra Energy. Total net proceeds were $334 million, including $7 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital. In 2015 through the date of this report, we have issued 184,000 common units to the public and 4,000 general partner units to Spectra Energy, for total net proceeds of $10 million, including $0.2 million of proceeds from Spectra Energy, under this program.
Significant Financing Activities—2013
Debt Issuances. The following long-term debt issuances were completed during 2013 to fund a portion of the cash consideration for the U.S. Assets Dropdown from Spectra Energy which closed in November 2013:

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

We issued 0.6 million common units to the public in 2013 under our at-the-market program, for total net proceeds of $24 million.
In August 2013, we issued 7.1 million common units and 0.1 million general partner units to Spectra Energy in connection with the acquisition of Express-Platte, valued at $319 million. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the acquisition of Express-Platte.
In April 2013, we issued 5.2 million common units to the public and 0.1 million general partner units. Total net proceeds were $193 million. The net proceeds from this issuance were temporarily invested in restricted available-for-sale securities until the Express-Platte dropdown, at which time the funds were partially used to pay for a portion of the transaction. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Express-Platte transaction.
Significant Financing Activities—2012
Debt Issuances. The following long-term debt issuances were completed during 2012:

	Amount	Interest Rate	Due Date
	(in millions)
Algonquin	$350	3.51%	2024
Texas Eastern	500	2.80%	2022
East Tennessee	200	3.10%	2024
Common Unit Issuance. In 2012, we issued 5.5 million common units to the public and 0.1 million general partner units to Spectra Energy. Total net proceeds were $148 million and were restricted for the purpose of funding capital expenditures and acquisitions.
Available Credit Facility and Restrictive Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2014	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$907	$1,093
On December 11, 2014, we amended our credit agreement. The expiration date was extended one year expiring in December 2019.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
The credit agreements contain various covenants, including the maintenance of consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2014, we were in compliance with those covenants. In addition, the credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of us or of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to- Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2014 this ratio was 3.7 to 1.
Term Loan Agreement. In November 2013, we entered into and borrowed $400 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing was used to pay Spectra Energy for the U.S. Assets Dropdown.
Cash Distributions. The partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.

We increased the quarterly cash distributions each quarter of 2014 from $0.54625 per limited partner unit for the fourth quarter of 2013 to $0.58875 per limited partner unit for the fourth quarter of 2014. The cash distribution for the fourth quarter of 2014 was declared on February 4, 2015 and was paid on February 27, 2015.
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
Other Financing Matters. We have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner common units and various debt securities over time. This registration statement has $143 million available as of December 31, 2014.
In January 2015, we filed a registration statement with the SEC to register an additional $500 million of common units. This shelf registration became effective on February 2, 2015.
Off Balance Sheet Arrangements
We do not have any off-balance sheet financing entities or structures, except for normal operating lease arrangements and financings entered into by equity investments. These debt obligations do not contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.
Contractual Obligations
We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Total Current Liabilities on the December 31, 2014 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Total Current Liabilities will be paid in cash in 2015.
Contractual Obligations as of December 31, 2014

	Payments Due by Period
	Total	2015	2016 & 2017	2018 & 2019	2020 & Beyond
	(in millions)
Long-term debt (a)	$7,478	$249	$1,108	$1,247	$4,874
Operating leases (b)	173	15	35	28	95
Purchase obligations (c)	2,531	118	434	147	1,832
Total contractual cash obligations	$10,182	$382	$1,577	$1,422	$6,801
_________

(a)	See Note 13 of Notes to Consolidated Financial Statements. Amounts include principal payments and estimated scheduled interest payments over the life of the associated debt.

(b)	See Note 16 of Notes to Consolidated Financial Statements.

(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.
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
Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract. A significant amount of our credit exposures for transmission, storage and gathering services are with customers who have an investment-grade rating (or the equivalent based on an evaluation by Spectra Energy), or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas producers may be the primary customer, our credit exposure with below investment-grade customers may increase.
We manage cash to maximize value while assuring appropriate amounts of cash are available, as required. We invest our available cash in high-quality money market securities. Such money market securities are designed for safety of principal and liquidity, and accordingly, do not include equity-based securities.
Based on our policies for managing credit risk, our current exposures and our credit and other reserves, we do not anticipate a material effect on our consolidated financial position or results of operations as a result of non-performance by any customer.
Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. See also Notes 1, 14 and 15 of Notes to Consolidated Financial Statements.
As of December 31, 2014, we had interest rate hedges in place for various purposes. We are party to “pay floating—
receive fixed” interest rate swaps with a total notional amount of $300 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Based on a sensitivity analysis as of December 31, 2014, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2015 than in 2014, interest expense, net of offsetting interest income, would fluctuate by $15 million. Comparatively, based on a sensitivity analysis as of December 31, 2013, had short-term interest rates averaged 100 basis points higher (lower) in 2014 than in 2013, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $6 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, short-term investments, and cash and cash equivalents outstanding as of December 31, 2014 and 2013.
OTHER ISSUES
For information on other issues, see Notes 5 and 16 of Notes to Consolidated Financial Statements.
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
The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:
Houston, Texas
We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Partnership’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2015

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-unit amounts)

	Years Ended December 31,
	2014	2013		2012
Operating Revenues
Transportation of natural gas	$1,685	$1,470		$1,465
Transportation of crude oil	302	224		—
Storage of natural gas and other	282	271		289
Total operating revenues	2,269	1,965		1,754
Operating Expenses
Operating, maintenance and other	690	603		521
Depreciation and amortization	288	262		231
Property and other taxes	155	127		105
Total operating expenses	1,133	992		857
Operating Income	1,136	973		897
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	133	89		86
Other income and expenses, net	31	59		29
Total other income and expenses	164	148		115
Interest Expense	238	383		407
Earnings Before Income Taxes	1,062	738		605
Income Tax Expense (Benefit)	35	(348)	(a)	10
Net Income	1,027	1,086		595
Net Income—Noncontrolling Interests	23	16		15
Net Income—Controlling Interests	$1,004	$1,070		$580
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$1,004	$1,070		$580
Less: General partner’s interest in net income	187	83		37
Limited partners’ interest in net income	$817	$987		$543
Weighted average limited partners units outstanding — basic and diluted	288	138	(b)	97	(b)
Net income per limited partner unit — basic and diluted	$2.84	$7.15	(b)	$5.60	(b)
Distributions paid per limited partner unit	$2.245	$2.02125		$1.93
_________

(a)	Includes a $354 million benefit related to the elimination of accumulated deferred income tax liabilities. See Note 6 for further discussion.

(b)
Weighted average limited partners units outstanding used in the calculation of net income per limited partner unit for periods prior to the November 1, 2013 U.S. Assets Dropdown has not been recast. See Note 7 for further discussion.

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2014	2013	2012
Net Income	$1,027	$1,086	$595
Other comprehensive loss:
Foreign currency translation adjustments	(14)	(7)	—
Reclassification of cash flow hedges into earnings	(1)	(1)	(1)
Total other comprehensive loss	(15)	(8)	(1)
Total Comprehensive Income	1,012	1,078	594
Less: Comprehensive Income—Noncontrolling Interests	23	16	15
Comprehensive Income—Controlling Interests	$989	$1,062	$579

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$140	$121
Receivables (net of allowance for doubtful accounts of $3 and $1 at December 31, 2014 and 2013, respectively)	306	355
Inventory	42	42
Fuel tracker	44	28
Other	23	19
Total current assets	555	565
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,589	1,396
Goodwill	3,244	3,215
Other	8	2
Total investments and other assets	4,841	4,613
Property, Plant and Equipment
Cost	15,594	14,592
Less accumulated depreciation and amortization	3,459	3,229
Net property, plant and equipment	12,135	11,363
Regulatory Assets and Deferred Debits	262	253
Total Assets	$17,793	$16,794

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$246	$231
Commercial paper	907	338
Taxes accrued	63	44
Interest accrued	60	61
Current maturities of long-term debt	36	445
Other	170	216
Total current liabilities	1,482	1,335
Long-term Debt	5,149	5,178
Deferred Credits and Other Liabilities
Deferred income taxes	37	34
Regulatory and other	119	106
Total deferred credits and other liabilities	156	140
Commitments and Contingencies
Equity
Partners’ Capital
Common units (294.7 million and 284.1 million units issued and outstanding at December 31, 2014 and 2013, respectively)	10,474	9,778
General partner units (6.0 million and 5.8 million units outstanding at December 31, 2014 and 2013, respectively)	284	241
Accumulated other comprehensive income	(20)	(5)
Total partners’ capital	10,738	10,014
Noncontrolling interests	268	127
Total equity	11,006	10,141
Total Liabilities and Equity	$17,793	$16,794

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,027	$1,086	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	266	240
Deferred income tax expense (benefit)	27	(354)	6
Equity in earnings of unconsolidated affiliates	(133)	(89)	(86)
Distributions received from unconsolidated affiliates	131	97	90
Decrease (increase) in:
Receivables	(18)	(11)	11
Other current assets	(5)	(73)	3
Increase (decrease) in:
Accounts payable	6	96	15
Taxes accrued	19	6	3
Other current liabilities	(7)	50	28
Other, assets	(26)	(61)	(25)
Other, liabilities	16	16	11
Net cash provided by operating activities	1,333	1,029	891
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,081)	(1,019)	(930)
Investments in and loans to unconsolidated affiliates	(160)	(280)	(513)
Acquisitions, net of cash acquired	—	(2,553)	(319)
Distributions received from unconsolidated affiliates	163	83	16
Purchases of held-to-maturity securities	(43)	(51)	—
Proceeds from sales and maturities of held-to-maturity securities	43	55	—
Purchases of available-for-sale securities	—	(5,865)	(630)
Proceeds from sales and maturities of available-for-sale securities	—	6,006	489
Loan to unconsolidated affiliate	—	(71)	—
Other	1	6	7
Net cash used in investing activities	(1,077)	(3,689)	(1,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	2,287	1,049
Payments for the redemption of long-term debt	(441)	(46)	(490)
Net increase in commercial paper	569	2	309
Proceeds from notes payable—affiliates	—	17	31
Payments on notes payable—affiliates	—	—	(34)
Distributions to noncontrolling interests	(29)	(19)	(18)
Contributions from noncontrolling interests	145	23	—
Proceeds from issuance of units	334	217	148
Distributions to partners	(815)	(266)	(214)
Contribution from parent	—	523	240
Other	—	(5)	(5)
Net cash provided by (used in) financing activities	(237)	2,733	1,016
Net increase in cash and cash equivalents	19	73	27
Cash and cash equivalents at beginning of the period	121	48	21
Cash and cash equivalents at end of the period	$140	$121	$48
Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$232	$348	$391
Cash paid for income taxes	6	—	1
Property, plant and equipment noncash accruals	94	74	28
Units issued as partial consideration for acquisitions	186	7,751	56
See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2011	$5,311	$120	$4	$110	$5,545
Net income	543	37	—	15	595
Other comprehensive loss	—	—	(1)	—	(1)
Net transfer to parent	(385)	(8)	—	—	(393)
Attributed deferred tax benefit	—	15	—	—	15
Issuance of units	201	4	—	—	205
Distributions to partners	(187)	(27)	—	—	(214)
Distributions to noncontrolling interests	—	—	—	(18)	(18)
December 31, 2012	5,483	141	3	107	5,734
Net income	987	83	—	16	1,086
Other comprehensive loss	—	—	(8)	—	(8)
Purchase price under net acquired assets in Express-Platte acquisition	20	—	—	—	20
Excess purchase price over net acquired assets in U.S. Assets Dropdown	(70)	(1)	—	—	(71)
Net transfer to parent	(4,224)	(133)	—	—	(4,357)
Attributed deferred tax benefit	—	33	—	—	33
Issuance of units	7,810	159	—	—	7,969
Distributions to partners	(225)	(41)	—	—	(266)
Contributions from noncontrolling interests	—	—	—	23	23
Distributions to noncontrolling interests	—	—	—	(19)	(19)
Other, net	(3)	—	—	—	(3)
December 31, 2013	9,778	241	(5)	127	10,141
Net income	817	187	—	23	1,027
Other comprehensive loss	—	—	(15)	—	(15)
Purchase price under net acquired assets in Express-Platte acquisition	10	—	—	—	10
Excess purchase price over net acquired assets in U.S. Assets Dropdown	(10)	—	—	—	(10)
Net transfer from parent	16	—	—	—	16
Attributed deferred tax benefit	—	16	—	2	18
Issuance of units	509	11	—	—	520
Distributions to partners	(644)	(171)	—	—	(815)
Contributions from noncontrolling interests	—	—	—	145	145
Distributions to noncontrolling interests	—	—	—	(29)	(29)
Other, net	(2)	—	—	—	(2)
December 31, 2014	$10,474	$284	$(20)	$268	$11,006

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of December 31, 2014, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 82% of us and the remaining 18% was publicly owned.
Basis of Presentation. The accompanying Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances.
On August 2, 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte crude oil pipeline system (Express US) and a 100% ownership interest in the Canadian portion of the pipeline system (Express Canada)(collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition). On November 1, 2013, we acquired substantially all of Spectra Energy's U.S. transmission, storage and liquid assets, including Spectra Energy's remaining 60% interest in Express US (the U.S. Assets Dropdown).
On November, 3 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in Southeast Supply Header, LLC (SESH) and an additional 1% interest in Steckman Ridge, LP (Steckman Ridge) from Spectra Energy.
The remaining and final transaction, related to the U.S. Assets Dropdown is expected to occur in November 2015, and will consist of Spectra Energy's remaining 0.1% interest in SESH.

The Express-Platte acquisition and the U.S. Assets Dropdown have been accounted for as acquisitions under common control, resulting in the recast of our prior results. See Note 2 for further discussion of the transactions.
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
Foreign Currency Translation. The Canadian dollar has been determined to be the functional currency of Express Canada based on an assessment of the economic circumstances of those operations. Assets and liabilities of Express Canada are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Other Comprehensive Loss on the Consolidated Statements of Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction losses totaled $3 million and $2 million in 2014 and 2013, respectively and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations. There were no foreign currency transaction losses in 2012.
Revenue Recognition. Revenues from the transmission, storage and gathering of natural gas, and from the transportation of crude oil are generally recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2014 or 2013. National Grid plc accounted for 10% of consolidated revenues in 2012. We also have certain customer contracts with billed amounts that decline annually over the terms of the contracts. Differences between the amounts billed and recognized are deferred on the Consolidated Balance Sheets.
Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. AFUDC is capitalized as a component of Property, Plant and Equipment - Cost in the Consolidated Balance Sheets, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. The total amount of AFUDC included in the Consolidated Statements of Operations was $42 million in 2014 (an equity component of $33 million and an interest expense component of $9 million), $96 million in 2013 (an equity component of $58 million and an interest expense component of $38 million) and $46 million in 2012 (an equity component of $27 million and an interest expense component of $19 million).

Income Taxes. As a result of our MLP structure, we are not subject to federal income tax. Our federal taxable income or loss is reported on the respective income tax returns of our partners. However, we are subject to Canadian foreign income tax and Tennessee and New Hampshire income tax. Spectra Energy Partners is liable to Spectra Energy for Texas income (margin) tax under a tax sharing agreement. As of December 31, 2014, the difference between the tax basis and the reported amounts of Spectra Energy Partners’ assets and liabilities is $12.5 billion.
We are subject to cost-based regulation and consequently record a regulatory tax asset in connection with the tax gross up of AFUDC equity. The corresponding deferred tax liability is recognized as an Attributed Deferred Income Tax Benefit in the Consolidated Statements of Equity since we are a pass-through entity.
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that were pledged as collateral against long-term debt as discussed in Note 13 and any investments that are considered restricted funds, are considered cash equivalents.
Inventory. Inventory consists of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at cost, using the average cost method.
Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of certain imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Receivables include $68 million and $147 million as of December 31, 2014 and December 31, 2013, respectively, and Other Current Liabilities include $59 million and $116 million as of December 31, 2014 and December 31, 2013, respectively, related to all gas imbalances. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.
Cash Flow and Fair Value Hedges. We have entered into Interest rate swaps which were designated as either a hedge of a forecasted transaction (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, we prepare documentation of the hedge in accordance with accounting standards and assess whether the hedge contract is highly effective using regression analysis, both at inception and on a quarterly basis, in offsetting changes in cash flows or fair values of hedged items.
Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income until earnings are affected by the hedged item. We discontinue hedge accounting prospectively when we have determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting prospectively. Gains and losses related to discontinued hedges that were previously accumulated in accumulated other comprehensive income (AOCI) remain in AOCI until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.
For derivatives designated as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item in earnings, to the extent effective, in the current period. In the event the hedge is not effective, there is no offsetting gain or loss recognized in earnings for the hedged item. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. All components of each derivative gain or loss are included in the assessment of hedge effectiveness.
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

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2014, 2013 or 2012. See Note 9 for further discussion.
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
Preliminary Project Costs. Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are capitalized for rate-regulated enterprises when it is determined that recovery of such costs through regulated revenues of the completed project is probable. Any inception-to-date costs of the projects that were initially expensed are reversed and capitalized as Property, Plant and Equipment.
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
Segment Reporting. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no such aggregation within our defined business segments. A description of our reportable segments consistent with how business results are reported internally to management, and the disclosure of segment information is presented in Note 4.
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
New Accounting Pronouncements. There were no significant accounting pronouncements adopted in 2014, 2013, and 2012 that had a material impact on our consolidated results of operations, financial position or cash flows. The following new Accounting Standard Updates (ASUs) were issued but not adopted as of December 31, 2014:
ASU No. 2014-08. In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU was effective for us on January 1, 2015 and had no impact on our consolidated results of operations, financial position or cash flows.
ASU No. 2014-09. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605),” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.

2. Acquisitions
U.S. Assets Dropdown. In November 2013, we completed the closing of substantially all of the U.S. Assets Dropdown, excluding a 25.05% ownership interest in SESH and a 1% ownership interest in Steckman Ridge. Consideration to Spectra Energy for the November 2013 closing included $2.3 billion in cash, assumption (indirectly by acquisition of the contributed entities) of approximately $2.4 billion of third-party indebtedness of the contributed entities, 167.6 million newly issued limited partner units and 3.4 million newly issued general partner units.
On November 3, 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge from Spectra Energy. Total consideration was approximately 4.3 million newly issued common units. Also, in connection with this transaction, we issued approximately 86,000 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
The remaining and final transaction, related to the U.S. Assets Dropdown is expected to occur in November 2015, and will consist of Spectra Energy's remaining 0.1% interest in SESH.
The contributed assets provide transportation and storage of natural gas, crude oil and NGLs for customers in various regions of the U.S. and in Alberta, Canada. The contributed assets included in the U.S. Assets Dropdown, once the third closing is completed, will have consisted of:

•a 100% ownership interest in Texas Eastern Transmission, LP (Texas Eastern)
•a 100% ownership interest in Algonquin Gas Transmission, LLC (Algonquin)
•Spectra Energy’s remaining 60% ownership interest in Express US
•Spectra Energy’s remaining 38.77% ownership interest in Maritimes & Northeast Pipeline, L.L.C. (M&N U.S.)
•a 33.3% ownership interest in DCP Sand Hills Pipeline, LLC (Sand Hills)
•a 33.3% ownership interest in DCP Southern Hills Pipeline, LLC (Southern Hills)
•Spectra Energy’s remaining 1% ownership interest in Gulfstream Natural Gas System, LLC (Gulfstream)
•a 50% ownership interest in SESH
•a 100% ownership interest in Bobcat Gas Storage (Bobcat)
•Spectra Energy’s remaining 50% of Market Hub Partners Holding (Market Hub)
•a 50% ownership interest in Steckman Ridge
•Texas Eastern’s and Express-Platte’s storage facilities
The U.S. Assets Dropdown has been accounted for as an acquisition under common control, resulting in the recast of our prior results. As such, summarized financial information has not been presented.
Express-Platte. In August 2013, we acquired a 40% ownership interest in Express US and a 100% ownership interest in Express Canada from subsidiaries of Spectra Energy for $410 million in cash and 7.2 million of newly issued common and general partner units (valued at $319 million). The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.

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

	Years ended December 31,
	2013	2012
	(in millions, except per-unit amounts)
Operating revenues	$2,024	$2,022
Earnings before income taxes	751	707
Net income	1,099	697
Net income-controlling interests	1,083	682
Net income per limited partner unit—basic and diluted	7.01	6.15
M&N U.S. In 2012, we acquired a 38.76% ownership interest in M&N U.S. from Spectra Energy for approximately $319 million in cash and approximately $56 million in newly issued common and general partner units. M&N U.S.’ pipeline location and key interconnects with our transmission system link regional natural gas supplies primarily to the northeast U.S. market. M&N U.S. is a part of the U.S. Transmission segment. We acquired Spectra Energy’s remaining 38.77% ownership interest in M&N U.S. in connection with the U.S. Assets Dropdown.
The initial 38.76% interest in M&N U.S. was recorded at the historical book value of Spectra Energy of $199 million. The $176 million excess purchase price over the book value of net assets acquired was recorded as a reduction to Partners’ Capital, and the $56 million of common and general partner units issued to Spectra Energy were recorded as increases to Partners’ Capital.
Sand Hills and Southern Hills. In 2012, Spectra Energy acquired direct one-third ownership interests in Sand Hills and Southern Hills from DCP Midstream, LLC (DCP Midstream), a 50%-owned equity affiliate of Spectra Energy. On November 1, 2013, Spectra Energy contributed its ownership in Sand Hills and Southern Hills to us in the U.S. Asset Dropdown. DCP

Midstream Partners, LP, DCP Midstream's master limited partnership, and Phillips 66 also each own a direct one-third interest in each of the two pipelines. The Sand Hills pipeline provides NGL transportation from the Permian Basin and Eagle Ford basins to the premium NGL markets on the Gulf Coast. The Southern Hills pipeline provides NGL transportation from the Midcontinent to Mont Belvieu, Texas. Our investments in Sand Hills and Southern Hills are included in Investments in and Loans to Unconsolidated Affiliates on our Consolidated Balance Sheets and Statements of Cash Flows.
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
Transactions with affiliates are summarized in the tables below:
Consolidated Statements of Operations

	2014	2013	2012
	(in millions)
Operating revenues	$88	$58	$65
Operating, maintenance and other expenses	317	252	218
Interest expense	—	222	260
We are party to an agreement with DCP Midstream, an equity investment of Spectra Energy, in which DCP Midstream processes certain of our customers' gas to meet quality specifications in order to be transported on our system. DCP Midstream processes the gas and sells the NGLs that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We recognized revenues of $79 million, $48 million and $53 million in 2014, 2013 and 2012, respectively, related to those services, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
We recorded natural gas transmission revenues from DCP Midstream and its affiliates totaling $7 million in 2014 and in 2013 and $8 million in 2012, classified as Transportation of Natural Gas in our Consolidated Statements of Operations.
In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $2 million in 2014, $3 million in 2013 and $4 million in 2012, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(in millions)
Receivables	$—	$17
Current assets — other	3	3
Property, plant and equipment	40	17
Accounts payable	61	60
See also Notes 1, 8 and 14 for discussion of specific related party transactions.

4. Business Segments
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

Business Segment Data

	Total Revenues	Segment EBITDA/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures (a,b)	Assets
	(in millions)
2014
U.S. Transmission	$1,939	$1,415	$256	$1,160	$15,182
Liquids	330	240	32	81	2,567
Total	2,269	1,655	288	1,241	17,749
Other	—	(64)	—	—	44
Depreciation and amortization	—	288	—	—	—
Interest expense	—	238	—	—	—
Interest income and other	—	(3)	—	—	—
Total consolidated	$2,269	$1,062	$288	$1,241	$17,793
2013
U.S. Transmission	$1,727	$1,279	$241	$1,000	$14,174
Liquids	238	132	21	299	2,604
Total	1,965	1,411	262	1,299	16,778
Other	—	(27)	—	—	16
Depreciation and amortization	—	262	—	—	—
Interest expense	—	383	—	—	—
Interest income and other	—	(1)	—	—	—
Total consolidated	$1,965	$738	$262	$1,299	$16,794
2012
U.S. Transmission	$1,754	$1,251	$231	$930	$13,199
Liquids	—	—	—	513	517
Total	1,754	1,251	231	1,443	13,716
Other	—	(9)	—	—	169
Depreciation and amortization	—	231	—	—	—
Interest expense	—	407	—	—	—
Interest income and other	—	1	—	—	—
Total consolidated	$1,754	$605	$231	$1,443	$13,885
________

(a)
Excludes the $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013, the $343 million cash outlay for the acquisition of Express-Platte in 2013 and the $319 million acquisition of M&N U.S. in 2012.

(b)	Excludes a $71 million loan to an unconsolidated affiliate in 2013.

Geographic Data (a)

	U.S.	Canada	Consolidated
	(in millions)
2014
Consolidated revenues	$2,205	$64	$2,269
Consolidated long-lived assets	17,002	236	17,238
2013
Consolidated revenues	$1,919	$46	$1,965
Consolidated long-lived assets	15,975	254	16,229
________
(a)    We did not own any Canadian assets prior to 2013.
5. Regulatory Matters
Regulatory Assets and Liabilities.
We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/Refund Period Ends
	2014	2013
	(in millions)
Regulatory Assets (a,b)
Regulatory asset related to income taxes (c)	$174	$156	(d)
Vacation accrual	19	17	(f)
Deferred debt expense/premium (g)	31	32	(e)
Asset retirement obligations	2	2	(m)
Under-recovery of fuel costs(h,i)	44	28	2015
Project development costs	10	10	2036
Other	10	9	2017
Total Regulatory Assets	$290	$254
Regulatory Liabilities (b)
Removal costs (g,l)	3	5	(k)
Over-recovery of fuel costs (i,j)	1	35	2015
Pipeline rate credit (l)	25	26	(e)
Total Regulatory Liabilities	$29	$66
 ________
(a)Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(c)Relates to tax gross-up of the AFUDC equity portion. All amounts are expected to be included in future rate filings.
(d)Amortized over the life of the related property, plant and equipment.
(e)Recovery/refund is over the life of the associated debt.
(f)Recoverable in future periods.
(g)    Included in rate base.
(h)    Included in Other Current Assets.

(i)	Amounts settled in cash annually through transportation rates in accordance with FERC gas tariffs.
(j)    Included in Other Current Liabilities.
(k)    Liability is extinguished as the associated assets are retired.
(l)    Included in Deferred Credits and Other Liabilities.
(m)    Recovery/refund period currently unknown.

6. Income Taxes
In connection with the U.S. Assets Dropdown and resulting changes in tax status of certain entities, $354 million of deferred income tax liabilities were eliminated and recorded as a benefit to Income Tax Expense (Benefit) on the Consolidated Statement of Operations in 2013. As a result of the final purchase price allocation adjustments in the first quarter of 2014, we recorded a $23 million adjustment to Income Tax Expense (Benefit).
7. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	2014	2013	2012
	(in millions, except per-unit amounts)
Net income—controlling interests (a,b)	$1,004	$1,070	$580
Less:
General partner’s interest in net income — 2%	20	21	12
General partner’s interest in net income attributable to incentive distribution rights	167	62	25
Limited partners’ interest in net income	$817	$987	$543
Weighted average limited partner units outstanding — basic and diluted (a)	288	138	97
Net income per limited partner unit — basic and diluted	$2.84	$7.15	$5.60
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

(b) Includes a $354 million benefit in 2013 related to the elimination of accumulated deferred income tax liabilities. See Note 6 for further discussion.
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units. A cash distribution of $0.58875 per limited partner unit was declared on February 4, 2015 and was paid on February 27, 2015 to unit holders of record at the close of business on February 13, 2015.
8. Investments in and Loans to Unconsolidated Affiliates
Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2014 and 2013, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets. We received distributions from our equity investments of $294 million in 2014, $180 million in 2013 and $106 million in 2012. There were no cumulative undistributed earnings of unconsolidated affiliates at December 31, 2014 or 2013.
U.S. Transmission. Investments are comprised of a 50% interest in Gulfstream, a 49.9% interest in SESH and a 50% interest in Steckman Ridge.
We have a loan outstanding to Steckman Ridge in connection with the construction of its storage facilities. The loan carries market-based interest rates and is due the earlier of October 1, 2023 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at both December 31, 2014 and 2013.
Liquids. Investments are comprised of 33.3% interests in Sand Hills and Southern Hills. The Sand Hills and Southern Hills pipelines were placed in service in the second quarter of 2013.
Investments in and Loans to Unconsolidated Affiliates

	December 31,
	2014	2013
	(in millions)
U.S. Transmission	$843	$670
Liquids	746	726
Total	$1,589	$1,396
Equity in Earnings of Unconsolidated Affiliates

	2014	2013	2012
	(in millions)
U.S. Transmission	$90	$87	$86
Liquids	43	2	—
Total	$133	$89	$86

Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)
Statements of Operations

	2014			2013			2012
	Gulfstream	Other	Total	Gulfstream	Other	Total	Gulfstream	Other	Total
	(in millions)
Operating revenues	$275	$373	$648	$274	$210	$484	$275	$157	$432
Operating expenses	74	153	227	69	118	187	76	67	143
Operating income	201	220	421	205	92	297	199	90	289
Net income	131	197	328	135	70	205	129	69	198

 Balance Sheets

	December 31, 2014			December 31, 2013
	Gulfstream	Other	Total	Gulfstream	Other	Total
	(in millions)
Current assets	$92	$115	$207	$92	$124	$216
Non-current assets	1,720	3,579	5,299	1,751	3,536	5,287
Current liabilities	520	101	621	18	118	136
Non-current liabilities	650	545	1,195	1,150	518	1,668
Equity	$642	$3,048	$3,690	$675	$3,024	$3,699
9. Goodwill
The following table presents activity within goodwill based on the reporting unit determination:

	U.S. Transmission	Liquids	Total Goodwill

	(in millions)
December 31, 2012	$2,814	$—	$2,814
Acquisition of Express-Platte	—	486	486
Foreign currency translation	(82)	(3)	(85)
December 31, 2013	2,732	483	3,215
Acquisition of Express-Platte	—	37	37
Foreign currency translation	—	(8)	(8)
December 31, 2014	$2,732	$512	$3,244
_______
See Note 2 for discussion of the acquisition of Express-Platte and adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
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

10. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore, we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and acquisitions, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or HTM marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.
AFS Securities. We had no AFS securities outstanding as of December 31, 2014 and December 31, 2013.
During the second quarter of 2013, we invested the proceeds from our issuance of common units in AFS marketable securities, which were restricted for the purpose of funding future capital expenditures and acquisitions. In September 2013, we invested the net proceeds from our $1.9 billion issuance of long-term debt in AFS securities, which were restricted for the purpose of paying a portion of the cash consideration to Spectra Energy for the acquisition of its remaining U.S. transmission, storage, and liquids assets. The investments and all of our remaining AFS restricted funds held for the purpose of funding capital expenditures and acquisitions were used to pay Spectra Energy for the U.S. Assets Dropdown on November 1, 2013.
HTM Securities. All of our HTM securities held at December 31, 2014 are restricted funds. We had $3 million of money market securities classified as Current Assets - Other on the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013. These securities are restricted pursuant to certain Express-Platte debt agreements.
At December 31, 2014, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in HTM securities at December 31, 2014.
Interest income. We had no interest income in 2014 and $1 million in both 2013 and 2012, which is included in Other Income and Expenses, Net on the Consolidated Statements of Operations.
11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2014	2013
	(years)	(in millions)
Plant
Natural gas transmission	15-100	$11,516	$10,872
Natural gas storage	10-122	1,546	1,454
Gathering and processing facilities	25-40	12	12
Crude oil transportation and storage	30-75	1,169	1,243
Land rights and rights of way	20-122	439	421
Other buildings and improvements	10-50	35	33
Equipment	3-75	80	58
Vehicles	5-15	11	9
Land	—	71	70
Construction in process	—	664	375
Software	2-15	9	4
Other	5-82	42	41
Total property, plant and equipment		15,594	14,592
Total accumulated depreciation		(3,347)	(3,125)
Total accumulated amortization		(112)	(104)
Total net property, plant and equipment		$12,135	$11,363

We had no capital leases at December 31, 2014 or December 31, 2013.
Almost 84% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2.0% for 2014 and 2013 and 2.1% for 2012.

Amortization expense of intangible assets totaled $10 million in 2014 and $7 million in both 2013 and 2012. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense

(in millions)
2015	$10
2016	7
2017	7
2018	7
2019	7
12. Asset Retirement Obligations
Our AROs relate mostly to the retirement of offshore pipelines and certain onshore assets, obligations related to right-of-way agreements and contractual leases for land use. However, we have determined that a significant portion of our assets have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. These assets include onshore and some offshore pipelines, and certain storage facilities, whose retirement dates will depend mostly on the various natural gas supply sources that connect to our systems and the ongoing demand for natural gas usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future, therefore we are unable to estimate retirement dates that would result in asset retirement obligations.
AROs are adjusted each period for liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.
Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2014	2013
	(in millions)
Balance at Beginning of year	$17	$17
Accretion expense	1	1
Revisions in estimated cash flows	2	(1)
Balance at the end of the year (a)	$20	$17
_________
(a)Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

13. Debt and Credit Facility
Summary of Debt and Related Terms

	December 31,
	2014	2013
	(in millions)
Spectra Energy Partners, LP 2.95% senior unsecured notes due June 2016	$250	$250
Spectra Energy Partners, LP 2.95% senior unsecured notes due September 2018	500	500
Spectra Energy Partners, LP variable-rate senior unsecured term loan due November 2018	400	400
Spectra Energy Partners, LP 4.60% senior unsecured notes due June 2021	250	250
Spectra Energy Partners, LP 4.75% senior unsecured noted due March 2024	1,000	1,000
Spectra Energy Partners, LP 5.95% senior unsecured notes due September 2043	400	400
Texas Eastern 6.00% senior unsecured notes due September 2017	400	400
Texas Eastern 4.13% senior unsecured notes due December 2020	300	300
Texas Eastern 2.80% senior unsecured notes due October 2022	500	500
Texas Eastern 7.00% senior unsecured notes due July 2032	450	450
Algonquin 3.51% senior unsecured notes due July 2024	350	350
East Tennessee Natural Gas, LLC 3.10% senior unsecured notes due December 2024	200	200
M&N U.S. 7.50% senior unsecured notes due May 2014	—	411
Express-Platte 6.09% senior secured notes due January 2020	110	110
Express-Platte 7.39% subordinated secured notes due 2014 to 2019	74	104
Long-term debt principal (including current maturities)	5,184	5,625
Change in fair value of debt hedged	4	—
Unamortized debt discount, net	(3)	(2)
Commercial paper (a)	907	338
Total debt	6,092	5,961
Current maturities of long-term debt	(36)	(445)
Commercial paper (b)	(907)	(338)
Total long-term debt	$5,149	$5,178
_________
(a)The weighted-average days to maturity were 11 days as of December 31, 2014 and 10 days as of December 31, 2013.

(b)	Weighted-average rates outstanding on commercial paper were 0.49% as of December 31, 2014 and 0.33% as of December 31, 2013.
Unsecured Debt. In September 2013, we issued $1.9 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 2.95% senior notes due in 2018, $1 billion of 4.75% senior notes due in 2024 and $400 million of 5.95% senior notes due in 2043. Net proceeds from the offering were used in connection with the U.S. Assets Dropdown from Spectra Energy which closed on November 1, 2013.
Term Loan Agreement. In November 2013, we entered into and borrowed $400 million under a senior unsecured five-year term loan agreement. A portion of the proceeds was used in connection with the U.S. Assets Dropdown.
Secured Debt. Secured debt, totaling $184 million as of December 31, 2014, includes project financings for Express-Platte. The notes are secured by the assignment of the Express-Platte transportation receivables and by the Canadian portion of the Express-Platte pipeline system assets.
Floating Rate Debt. Debt included approximately $1,307 million of floating-rate debt as of December 31, 2014 and $738 million as of December 31, 2013. The weighted average interest rate of borrowings outstanding that contained floating rates was 0.74% at December 31, 2014 and 0.85% at December 31, 2013.

Annual Maturities

December 31, 2014
(in millions)
2015	$36
2016	280
2017	412
2018	900
2019	—
Thereafter	3,557
Total long-term debt, including current maturities (a)	$5,185
_________
(a)Excludes commercial paper of $907 million. Includes other non-principal amounts of $1 million.
We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.
Credit Facility

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2014	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$907	$1,093
On December 11, 2014, we amended our credit agreement. The expiration date was extended one year expiring in December 2019.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2014, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2014, this ratio was 3.7 to 1.

14. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of December 31, 2014. There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2013.

	Consolidated Balance Sheet Caption	December 31, 2014
Description		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$43	$—	$43	$—
Interest rate swaps	Investments and other assets — other	5	—	5	—
Total Assets		$48	$—	$48	$—
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
For interest rate swaps, we utilize data obtained from a third-party source for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps are discounted to present value.
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

	December 31, 2014		December 31, 2013
Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,184	5,554	5,625	5,813
________
(a)Included within Investments in and Loans to Unconsolidated Affiliates.
(b)Excludes unamortized items and fair value hedge carrying value adjustments.
The fair value of long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and are classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable-noncurrent, accounts payable, commercial paper and short-term money market securities - affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During the 2014 and 2013 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

15. Risk Management and Hedging Activities
Interest Rate Swaps. Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income in 2014, 2013 or 2012.
At December 31, 2014, we had “pay floating - receive fixed” interest rate swaps outstanding with a total notional amount of $300 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These interest rate swaps expire in 2020 and thereafter. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Our floating-to-fixed interest rate swaps expired or were terminated in 2011 in conjunction with the pay down of our credit facility and were designated and qualified as cash flow hedges. Through December 31, 2014, non-cash market-to-market losses on the agreements have been deferred in AOCI in the Consolidated Balance Sheets. The reclassifications from Other Comprehensive Income into income on derivatives follow:

Derivatives	Consolidated Statements of Operations Caption	2014	2013	2012
		(in millions)
Interest rate swaps	Interest expense	$(1)	$(1)	$(1)

Foreign Currency Risk. We are exposed to minimal foreign currency risk from our Express Canada operations.
Credit Risk. Our principal customers for natural gas transmission and storage services are local distribution companies, industrial end-users, and natural gas marketers located throughout the United States and Canada. Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the United States. Other customers include oil producers and marketing entities. We have concentrations of receivables, including gas imbalance receivables, from these sectors throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits, or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.
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
Environmental
We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us.

Like others in the energy industry, we and our affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of our ongoing operations, sites formerly owned or used by us, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state/provincial and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, we or our affiliates could potentially be held responsible for contamination caused by other parties. In some instances, we may share liability associated with contamination with other potentially responsible parties, and may also benefit from contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliated operations.
Litigation
Litigation and Legal Proceedings.We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contract and payment claims, some of which involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows.
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of December 31, 2014 or 2013 related to litigation.
Operating Lease Commitments
We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Net Income was $21 million in 2014, $21 million in 2013 and $22 million in 2012, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancelable terms of more than one year. We had no material capital lease commitments at December 31, 2014.

Long-term Operating Leases
(in millions)
2015	$15
2016	18
2017	17
2018	15
2019	13
Thereafter	95
Total future minimum lease payments	$173
17. Issuances of Common Units
On November 3, 2014, we issued 4.3 million common units and 86,000 general partner units to Spectra Energy in connection with the U.S. Assets Dropdown, valued at $186 million. See Note 2 for further discussion of this transaction.
In 2013, we entered into an equity distribution agreement under which we may sell and issue common units up to an aggregate amount of $400 million. This at-the-market program allows us to offer and sell common units at prices deemed appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange (NYSE), in block transactions, or as otherwise agreed to between the sales agent and us. We issued 6.4 million common units to the public in 2014 under this program, and 132,000 general partner units to Spectra Energy. Total net proceeds were $334 million, including $7 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, future acquisitions, capital expenditures and/or additions to working capital.
We issued 0.6 million common units to the public in 2013 under our at-the-market program for total net proceeds of $24 million.

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
In April 2013, we issued 5.2 million common units to the public and 0.1 million general partner units. The net proceeds from this offering were $193 million. The net proceeds from this issuance were used to fund capital expenditures and acquisitions. Pending such use, the net proceeds of this offering were held as cash or invested in short-term securities, or a combination of both.
In 2012, we issued 5.5 million common units to the public. The net proceeds from this offering were $148 million, including our general partner’s proportionate unit purchase of 0.1 million general partner units. The net proceeds from this issuance were held to fund capital expenditures and acquisitions, including the U.S. Assets Dropdown.
18. Equity-Based Compensation
Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We did not award phantom units in 2014 or 2013. We awarded 7,500 phantom units in 2012. There were no units vested in 2014 and 2013. The total fair value of units vested in 2012 was not significant.

Phantom Unit Awards
Outstanding at December 31, 2013	7,500
Granted	—
Vested	—
Forfeited	—
Outstanding at December 31, 2014	7,500
Awards expected to vest	7,500
We account for the phantom units as liability awards. Compensation expense for these awards was not significant in 2014, 2013 or 2012. As of December 31, 2014 and assuming no change in fair value, we expect to recognize an insignificant amount of future compensation cost related to phantom awards in 2015.

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2014
Operating revenues	$581	$531	$558	$599	$2,269
Operating income	308	249	280	299	1,136
Net income	246	220	271	290	1,027
Net income — controlling interests	242	215	264	283	1,004
Net income per limited partner unit (a)	0.70	0.59	0.75	0.79	2.84
2013
Operating revenues	$459	$492	$494	$520	$1,965
Operating income	249	243	234	247	973
Net income	185	181	176	544	1,086
Net income — controlling interests	181	177	172	540	1,070
Net income per limited partner unit (a,b)	1.63	1.52	1.40	2.18	7.15

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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

Name	Age	Position with Spectra Energy Partners GP, LLC
Gregory L. Ebel	50	President, Chief Executive Officer and Chairman
J. Patrick Reddy	62	Chief Financial Officer
Reginald D. Hedgebeth	47	General Counsel
Fred J. Fowler	68	Director
Dorothy M. Ables	57	Director
Nora Mead Brownell	67	Director
Julie A. Dill	55	Director
J.D. Woodward, III	65	Director
William T. Yardley	50	Director
Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.
Gregory L. Ebel was appointed President, Chief Executive Officer and Chairman of the Board of Spectra Energy Partners GP, LLC on November 1, 2013. He is also Chairman, President and Chief Executive Officer of Spectra Energy. Mr. Ebel served as Group Executive and Chief Financial Officer of Spectra Energy from January 2007 until assuming his current position at Spectra Energy in January 2009. Prior to that time, Mr. Ebel served as President of Union Gas Limited from January 2005 until January 2007, and Vice President, Investor & Shareholder Relations of Duke Energy from November 2002 until January 2005. Mr. Ebel joined Duke Energy in March 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel also serves on the Board of Directors for DCP Midstream, LLC, a joint venture between Spectra Energy and Phillips 66, and also on the Board of Directors for the The Mosaic Company. He is a member of the National Petroleum Council, an oil and natural gas advisory committee to the U.S. Secretary of Energy, and former chair of the Interstate Natural Gas Association of America. Mr. Ebel was selected to serve as Chairman of Spectra Energy Partners GP, LLC because he serves as President and Chief Executive Officer and has served in a variety of senior management positions at Spectra Energy.
J. Patrick Reddy was appointed Chief Financial Officer of Spectra Energy Partners GP, LLC in March 2013. He is also Spectra Energy’s Chief Financial Officer, a position he assumed in January 2009. As Spectra Energy's Chief Financial Officer, he leads the financial function, which includes the controller’s office, financial planning and analysis, treasury, tax, risk management and insurance. He also serves on the Board of Directors for DCP Midstream, LLC, a joint venture between Spectra Energy and Phillips 66, and also on the Board of Directors for Paragon Offshore PLC. Mr. Reddy is a member of the American Gas Association’s Leadership Council and serves on the Corporate Advisory Board of USC’s Marshall School of Business.
Reginald D. Hedgebeth was appointed General Counsel of Spectra Energy Partners GP, LLC in December 2013. He is also Spectra Energy's General Counsel and Chief Ethics and Compliance Officer. Mr. Hedgebeth joined Spectra Energy in March 2009. Prior to joining Spectra Energy, he served as Senior Vice President, General Counsel and Secretary with Circuit City Stores, Inc., a role he assumed in 2005. Mr. Hedgebeth also serves on the Board of Directors of The Brink’s Company.
Fred J. Fowler was appointed to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008, a position he held until November 1, 2013. Mr. Fowler serves on our Audit Committee and the Conflicts Committee. He retired as President and Chief Executive Officer of Spectra Energy in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler also serves on the Board of Directors of EnCana Corp and Pacific Gas and Electric Company. Mr. Fowler was elected to serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.
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
Nora Mead Brownell was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in May 2007 and serves on our Audit Committee and the Conflicts Committee. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission (FERC) where she served until the expiration of her term in June 2006. Prior to the FERC, Ms. Brownell served as a member of the Pennsylvania Public Utility Commission from 1997 to 2001. Ms. Brownell also currently serves on the Board of Directors of National Grid plc and Tangent Energy Solutions, a private next generation energy services resource. Ms. Brownell is co-founder and principal of ESPY Energy Solutions, LLC, a woman-owned independent energy consulting company. Ms. Brownell was elected to serve as a director because she brings a diverse background that includes experience in business, finance and the regulatory arenas.
Julie A. Dill was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in January 2012. Ms. Dill is Chief Communications Officer of Spectra Energy. Prior to assuming her current role in January 2014, Ms. Dill served as President and Chief Executive Officer of Spectra Energy Partners GP, LLC and Group Vice President of Strategy for Spectra Energy. Ms. Dill served as Chair and President of Union Gas Limited from December 2006 through December 2011. Ms. Dill was Vice President of Investor Relations from 2004 and 2006 for Duke Energy. She served as Group Executive - Investor Relations and Chief Communications Officer from April 2006 until assuming her position with Union Gas in December 2006. Ms. Dill also serves on the Board of Directors for QEP Resources, Inc. Ms. Dill was appointed to the board because of her over 32 years of energy experience.
William T. Yardley was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in August 2012. Mr. Yardley is President of Spectra Energy’s U.S. Transmission and Storage business, responsible for the company’s extensive network of natural gas infrastructure across the company. Mr. Yardley joined the company in 2000 as General Manager of Marketing for one of Spectra Energy’s predecessor subsidiaries, Duke Energy Gas Transmission. He later served as Vice President of Marketing and Business Development and as Group Vice President of the company’s northeastern U.S. assets and operations. He was named to his current position in January 2013. Mr. Yardley currently serves on the board of the Northeast Gas Association and is a member of the Leadership Council of the American Gas Association. Mr. Yardley brings his business and industry expertise to the board as well as his knowledge of our assets.
J.D. Woodward, III was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in September 2009 and serves on the Conflicts Committee as Chairman and on the Audit Committee as Chairman. Mr. Woodward is a managing member of Woodward-Apple Springs, LLC, an owner and operator of natural gas midstream assets in East Texas, and a managing member of OGP Trinity, LLC, an owner of gas production properties and various leasehold interests in East Texas. He retired in 2006 from Atmos Energy as Senior Vice President of Non-Utility Operations. Mr. Woodward was selected to serve as a director because he understands the operations of a large corporation, with a particular focus on customer issues. Mr. Woodward is an experienced senior executive in the energy industry.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2014.
Audit Committee
The Board of Directors of the General Partner has a standing audit committee composed of Nora Mead Brownell, Fred J. Fowler and J.D. Woodward, III, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The Board has determined that each member of the Audit Committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Exchange Act, as amended. In making the independence determination, the Board considered the requirements of the NYSE. The Audit Committee has adopted a charter, which has been ratified and approved by the Board of Directors. Messrs. Fowler and Woodward have been designated by the Board of Directors as the Audit Committee’s financial experts meeting the requirements promulgated by the SEC based upon their education and employment experience.

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

•
based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2014, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.
This report has been furnished by the members of the Audit Committee of the Board of Directors:
Audit Committee
Nora Mead Brownell
Fred J. Fowler
J.D. Woodward, III
February 17, 2015
The report of the Audit Committee in this report shall not be deemed incorporated by reference into any other filing by Spectra Energy Partners, LP under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
We do not employ any of the persons responsible for managing our business and we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Spectra Energy. Spectra Energy does not separately compensate the executive officers for their services to us. Our reimbursement for the compensation of executive officers is governed by the Omnibus Agreement and is generally based on time allocated to us during a period.
Our Principal Executive Officer, Gregory L. Ebel, Principal Financial Officer, J. Patrick Reddy and General Counsel, Reginald D. Hedgebeth are our "named executive officers." These named executive officers are also among the named executive officers of Spectra Energy. As noted above, Spectra Energy does not separately compensate our executive officers for their services to us, and all compensation determinations for our named executive officers are discretionary and are subject to Spectra Energy’s decision-making authority. Except as set forth herein, information in response to this Item 11, solely with respect to our named executive officers, is hereby incorporated by reference to Spectra Energy’s 2015 Proxy Statement.
Audit Committee Report
The Audit Committee of the Board reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K and, based on these reviews and discussions, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Nora Mead Brownell
Fred J. Fowler
J.D. Woodward, III

DIRECTORS’ COMPENSATION
The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2014.
Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $70,000 and a grant of a number of common units equal to $80,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000.
Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2014, the Spectra Energy Foundation made matching charitable contributions on behalf of Ms. Brownell and Messrs. Fowler and Woodward of up to $7,500.
Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.
The following table describes the compensation earned during 2014 by each individual who served as an outside director during 2014.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Nora Mead Brownell	70,000	80,004	250	150,254
Fred J. Fowler	70,000	80,004	1,000	151,004
J.D. Woodward, III	110,000	80,004	5,000	195,004
________

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.

(2)	The value of all perquisites and other personal benefits or property received by each director in 2014 was less than $1,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of January 31, 2015 and beneficial ownership of Spectra Energy's common stock as of January 31, 2015 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Spectra Energy Shares Beneficially Owned	Percentage of Common Units or Common Stock Beneficially Owned
Spectra Energy Corp (2)	241,618,534	—	81.9%
Spectra Energy Transmission, LLC	158,980,529	—	53.9%
Spectra Energy Sabal Trail Transmission	2,175,649	—	*
Spectra Energy Southeast Supply Header	8,684,215	—	2.9%
Spectra Energy Partners (DE) GP, LP	71,778,141	—	24.3%
Dorothy M. Ables	4,353	179,828	*
Julie A. Dill	5,599	103,064	*
Gregory L. Ebel	5,766	339,593	*
J. Patrick Reddy	—	98,702	*
Fred J. Fowler	34,022	331,374	*
Reginald D. Hedgebeth	—	119,395	*
William T. Yardley	540	85,320	*
Nora Mead Brownell	21,905	—	*
J.D. Woodward, III	36,129	10,000	*
All directors and executive officers as a group (nine persons)	108,314	1,267,276	*
________

(*)	Less than 1% of units or common stock outstanding.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.

(2)
Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, LLC, Spectra Energy Sabal Trail Transmission, Spectra Energy Southeast Supply Header and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

Equity Compensation Plan Information
The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	762,638
Total	—	n/a	762,638
________
(1)The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Spectra Energy and its affiliates own 241,618,534 common units as of December 31, 2014, representing an aggregate 82% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.
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
Operational Stage

Distributions of Available Cash to the General Partner and its affiliates
Spectra Energy Partners generally makes cash distributions 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 241,618,534 common units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

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
Maritimes & Northeast Pipeline, L.L.C. Limited Liability Agreement
On October 31, 2012, Spectra Energy Partners acquired an ownership interest in M&N U.S. from Spectra Energy for approximately $319 million in cash and approximately $56 million in newly issued common and general partner units. As a result of this acquisition, Spectra Energy Partners owned 39% interest in M&N U.S., Spectra Energy owned 39% interest, and affiliates of Emera, Inc. and Exxon Mobil Corporation owned the remaining 13% and 9% interests, respectively. In connection with the U.S. Assets Dropdown in fourth quarter 2013, we acquired Spectra Energy's remaining 39% interest in M&N U.S., resulting in our currently owning 78% of M&N U.S. An amended and restated limited liability company agreement governs the ownership and management of M&N U.S., and distributions of available cash are made to the owners in accordance with their ownership interests. The timing and amount of distributions is determined by the management committee of M&N U.S. which is comprised of one member from each of Spectra Energy Partners, Spectra Energy, Emera, Inc. and Exxon Mobil Corporation. Each member’s vote is equal to its ownership share in M&N U.S. Currently, distributions are made on a monthly basis.
M&N U.S. makes distributions equal to 100% of its available cash, which is defined to include M&N U.S.’ cash and cash equivalents on hand at the end of the month less any reserves that may be deemed appropriate by the M&N U.S. management committee for the operation of its business (including reserves for its future maintenance capital expenditures and for its anticipated future credit needs) or for its compliance with laws or other agreements.
Under the M&N U.S. limited liability company agreement, each member’s interest is subject to transfer restrictions, including a preferential right in favor of other members, except in the case of certain transfers to affiliates. Accordingly, if a member identifies a potential third-party purchaser for all or a portion of its interest, that member must first offer the other members the opportunity to acquire the interest that it proposes to sell on the same terms and conditions as proposed by such potential purchaser.
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

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2014 and 2013:

Type of Fees	2014	2013
	(in millions)
Audit Fees(a)	$4	$2
Audit-Related Fees(b)	1	2
Total Fees	$5	$4
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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements
All schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes.
(b) Exhibits — See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 27, 2015		/s/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 27, 2015		/s/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer Spectra Energy Partners GP, LLC
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Gregory L. Ebel*
President, Chief Executive Officer and Chairman (Principal Executive Officer and Director)
J. Patrick Reddy*
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dorothy M. Ables*
Director
Fred J. Fowler*
Director
William T. Yardley*
Director
Julie Dill*
Director
J.D. Woodward, III*
Director
Date: February 27, 2015
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

3.1	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.2	First Amended and Restated Agreement of Limited Partnership Agreement of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.2 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

3.3	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.5
Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated as of November 1, 2013 (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated November 1, 2013).

Exhibit No.	Exhibit Description
3.6
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

4.3
Second Supplemental Indenture, dated September 25, 2013, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.4
Third Supplemental Indenture, dated June 30, 2014, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit No. 4.1 to Spectra Energy Partners, LP's Form 10-Q dated August 7, 2014).

4.5	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.6	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.7	Form of 2.950% Senior Notes due 2018 (filed in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.8	Form of 4.750% Senior Notes due 2024 (filed in Exhibit 4.4 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.9	Form of 5.950% Senior Notes due 2043 (filed in Exhibit 4.5 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

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

Exhibit No.	Exhibit Description

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

10.19
Amendment No. 1 dated December 11, 2014 to Amended and Restated Credit Agreement, dated November 1, 2013, by and among Spectra Energy partners, LP, as Borrower, Citibank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP's Form 8-K dated December 16, 2014).

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Deloitte & Touche LLP related to Spectra Energy Partners, LP.

*24.1	Power of Attorney.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.