Form 10-Q
period 2015-03-31
Spectra Energy Partners, LP
filed 2015-05-07
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2015, there were 295,435,903 Common Units and 6,029,304 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Transportation of natural gas	$464	$426
Transportation of crude oil	84	71
Storage of natural gas and other	58	84
Total operating revenues	606	581
Operating Expenses
Operating, maintenance and other	181	156
Depreciation and amortization	73	73
Property and other taxes	41	44
Total operating expenses	295	273
Operating Income	311	308
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	40	28
Other income and expenses, net	9	3
Total other income and expenses	49	31
Interest Expense	57	67
Earnings Before Income Taxes	303	272
Income Tax Expense	2	26
Net Income	301	246
Net Income—Noncontrolling Interests	8	4
Net Income—Controlling Interests	$293	$242
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$293	$242
Less: General partner’s interest in net income	57	42
Limited partners’ interest in net income	$236	$200
Weighted-average limited partner units outstanding—basic and diluted	295	284
Net income per limited partner unit—basic and diluted	$0.80	$0.70
Distributions paid per limited partner unit	$0.58875	$0.54625

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net Income	$301	$246
Other comprehensive loss:
Foreign currency translation adjustments	(15)	(5)
Total other comprehensive loss	(15)	(5)
Total Comprehensive Income	286	241
Less: Comprehensive Income—Noncontrolling Interests	8	4
Comprehensive Income—Controlling Interests	$278	$237

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$242	$140
Receivables, net	310	306
Inventory	41	42
Fuel tracker	58	44
Other	21	23
Total current assets	672	555
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,584	1,589
Goodwill	3,238	3,244
Other	16	8
Total investments and other assets	4,838	4,841
Property, Plant and Equipment
Cost	15,792	15,594
Less accumulated depreciation and amortization	3,523	3,459
Net property, plant and equipment	12,269	12,135
Regulatory Assets and Deferred Debits	277	262
Total Assets	$18,056	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$167	$246
Commercial paper	121	907
Taxes accrued	58	63
Interest accrued	36	60
Current maturities of long-term debt	36	36
Other	175	170
Total current liabilities	593	1,482
Long-term Debt	6,147	5,149
Deferred Credits and Other Liabilities
Deferred income taxes	38	37
Regulatory and other	114	119
Total deferred credits and other liabilities	152	156
Commitments and Contingencies
Equity
Partners’ Capital
Common units (295.4 million and 294.7 million units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	10,576	10,474
General partner units (6.0 million units issued and outstanding at March 31, 2015 and December 31, 2014)	296	284
Accumulated other comprehensive loss	(35)	(20)
Total partners’ capital	10,837	10,738
Noncontrolling interests	327	268
Total equity	11,164	11,006
Total Liabilities and Equity	$18,056	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$301	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75	75
Deferred income tax expense	1	24
Equity in earnings of unconsolidated affiliates	(40)	(28)
Distributions received from unconsolidated affiliates	38	27
Other	(94)	10
Net cash provided by operating activities	281	354
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(240)	(181)
Investments in and loans to unconsolidated affiliates	(15)	(18)
Purchases of held-to-maturity securities	(10)	(11)
Proceeds from sales and maturities of held-to-maturity securities	3	3
Distributions received from unconsolidated affiliates	18	22
Other	—	15
Net cash used in investing activities	(244)	(170)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	994	—
Net decrease in commercial paper	(786)	(54)
Distributions to noncontrolling interests	(7)	(5)
Contributions from noncontrolling interests	58	6
Proceeds from the issuances of units	40	53
Distributions to partners	(226)	(195)
Other	(8)	—
Net cash provided by (used in) financing activities	65	(195)
Net increase (decrease) in cash and cash equivalents	102	(11)
Cash and cash equivalents at beginning of period	140	121
Cash and cash equivalents at end of period	$242	$110
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$67	$57

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Loss
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	236	57	—	8	301
Other comprehensive loss	—	—	(15)	—	(15)
Attributed deferred tax benefit	—	7	—	—	7
Issuances of units	39	1	—	—	40
Distributions to partners	(173)	(53)	—	—	(226)
Contributions from noncontrolling interests	—	—	—	58	58
Distributions to noncontrolling interests	—	—	—	(7)	(7)
March 31, 2015	$10,576	$296	$(35)	$327	$11,164
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	200	42	—	4	246
Other comprehensive loss	—	—	(5)	—	(5)
Adjustment to purchase price under net acquired assets from dropdowns	28	1	—	—	29
Attributed deferred tax benefit	1	—	—	—	1
Issuances of units	52	1	—	—	53
Distributions to partners	(156)	(39)	—	—	(195)
Contributions from noncontrolling interests	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	(5)	(5)
Other, net	(2)	—	—	—	(2)
March 31, 2014	$9,901	$246	$(10)	$132	$10,269

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership. As of March 31, 2015, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 82% of us and the remaining 18% was publicly owned.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2014, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
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
The Liquids segment provides transportation of crude oil and NGLs. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB). The Express-Platte pipeline system (Express-Platte) and our investments in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) are included in Liquids.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings from continuing operations before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed centrally, so the associated gains and losses from foreign currency remeasurement, and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended March 31, 2015
U.S. Transmission	$522	$65	$389
Liquids	84	8	64
Total reportable segments	606	73	453
Other	—	—	(17)
Depreciation and amortization	—	—	73
Interest expense	—	—	57
Other income	—	—	(3)
Total consolidated	$606	$73	$303
Three Months Ended March 31, 2014
U.S. Transmission	$500	$65	$374
Liquids	81	8	58
Total reportable segments	581	73	432
Other	—	—	(19)
Depreciation and amortization	—	—	73
Interest expense	—	—	67
Other income	—	—	(1)
Total consolidated	$581	$73	$272

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per unit amounts)
Net income—controlling interests	$293	$242
Less:
General partner’s interest in net income—2%	6	5
General partner’s interest in net income attributable to incentive distribution rights	51	37
Limited partners’ interest in net income	$236	$200
Weighted average limited partner units outstanding—basic and diluted	295	284
Net income per limited partner unit—basic and diluted	$0.80	$0.70
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.60125 per limited partner unit was declared on May 6, 2015 and is payable on May 29, 2015 to unitholders of record at the close of business on May 15, 2015.
4. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
HTM Securities. All of our HTM securities are restricted funds. We had $10 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At March 31, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2015 or December 31, 2014.
5. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at March 31, 2015	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$121	$1,879
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.

Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of March 31, 2015, this ratio was 3.8 to 1.
Debt Issuances. On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
6. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$153	$—	$153	$—
Interest rate swaps	Investments and other assets — other	13	—	13	—
Total Assets		$166	$—	$166	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$43	$—	$43	$—
Interest rate swaps	Investments and other assets — other	5	—	5	—
Total Assets		$48	$—	$48	$—

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

	March 31, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,184	6,685	5,184	5,554

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable-noncurrent, accounts payable, commercial paper and short-term money market securities - affiliates are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During the three month periods ended March 31, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
7. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the three months ended March 31, 2015.
At March 31, 2015, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $300 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
8. Commitments and Contingencies
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
Litigation
Litigation and Legal Proceedings. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contract and payment claims, some of which involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows.
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2015 or December 31, 2014 related to litigation.

9. Issuances of Common Units
During the three months ended March 31, 2015, we issued 0.8 million common units to the public under our at-the-market program, and approximately 16,000 general partner units to Spectra Energy. Total net proceeds were $40 million, including $1 million of proceeds from Spectra Energy.
10. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2017. In April 2015, the FASB tentatively decided to defer the effective date of the new revenue standard for one year and to permit entities to early adopt the standard as of the original effective date. We are currently evaluating this ASU and its potential impact on us.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for us January 1, 2016. We are currently evaluating this ASU and its potential impact on us.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force),” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. Earlier application is permitted. We are currently evaluating this ASU and its potential impact on us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2015 and 2014, we reported net income from controlling interests of $293 million and $242 million, respectively. The increased earnings were driven by expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern) and higher equity earnings from Sand Hills as a result of increased volumes.
For the three months ended March 31, 2015 and 2014, distributable cash flow was $354 million and $324 million, respectively.
A cash distribution of $0.60125 per limited partner unit was declared on May 6, 2015 and is payable on May 29, 2015. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the three months ended March 31, 2015, we had $255 million of capital and investment expenditures. We currently project $2.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.2 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of March 31, 2015, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating revenues	$606	$581
Operating expenses	295	273
Operating income	311	308
Equity in earnings of unconsolidated affiliates	40	28
Other income and expenses	9	3
Interest expense	57	67
Earnings before income taxes	303	272
Income tax expense	2	26
Net income	301	246
Net income—noncontrolling interests	8	4
Net income—controlling interests	$293	$242
Operating Revenues. The $25 million or 4% increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern and East Tennessee Natural Gas, LLC (East Tennessee),

•	higher crude oil transportation revenues for both Express and Platte pipelines as a result of higher contracted volumes and increased tariff rates, and

•	higher recoveries of electric power and other costs passed through to customers, partially offset by

•	lower processing revenues primarily due to lower prices,

•	lower natural gas transportation revenues from lower firm demand and commodity revenues on Texas Eastern,

•	tank oil sales on the Platte pipeline in 2014,

•	lower inventory settlement revenues due to timing of inventory changes and lower oil prices on the Express and Platte pipelines, and

•	a decrease in gas storage revenues due to lower rates.
Operating Expenses. The $22 million or 8% increase was driven mainly by:

•	higher electric power and other costs passed through to customers, and

•	a non-cash impairment charge on Ozark Gas Gathering, L.LC. (Ozark Gas Gathering).
Equity in Earnings of Unconsolidated Affiliates. The $12 million or 43% increase was attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in 2014.
Other Income and Expenses. The $6 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) resulting from higher capital spending on expansion projects.
Interest Expense. The $10 million or 15% decrease was driven mainly by lower average long-term debt balances and lower average interest rates.
Income Tax Expense. The $24 million decrease reflects an adjustment to deferred income tax liabilities in 2014, as a result of the final purchase price adjustments related to the acquisition of Express-Platte.

Segment Results
Management evaluates segment performance based on EBITDA transactions. Cash, cash equivalents and short-term investments are managed centrally, so the gains and losses from foreign currency remeasurement, and interest and dividend income, are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2015	2014
	(in millions)
U.S. Transmission	$389	$374
Liquids	64	58
Total reportable segment EBITDA	453	432
Other	(17)	(19)
Total reportable segment and other EBITDA	436	413
Depreciation and amortization	73	73
Interest expense	57	67
Other income	(3)	(1)
Earnings before income taxes	$303	$272
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$522	$500	$22
Operating expenses
Operating, maintenance and other	171	151	20
Other income and expenses	38	25	13
EBITDA	$389	$374	$15

Operating Revenues. The $22 million increase was driven by:

•	a $33 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $14 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $11 million decrease in processing revenues primarily due to lower prices,

•	a $10 million decrease in natural gas transportation revenues from lower firm demand and commodity revenues on Texas Eastern, and

•	a $4 million decrease in gas storage revenues due to lower rates.
Operating Expenses. The $20 million increase was driven by:

•	a $14 million increase in electric power and other costs passed through to customers, and

•	a $9 million increase due to the non-cash impairment charge on Ozark Gas Gathering, partially offset by

•	a $4 million decrease in ad valorem taxes.
Other Income and Expenses. The $13 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects and higher equity earnings due to the dropdown of an additional 24.95% interest in SESH in 2014.
Liquids

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$84	$81	$3
Operating expenses
Operating, maintenance and other	34	30	4
Other income and expenses	14	7	7
EBITDA	$64	$58	$6

Express pipeline revenue receipts, MBbl/d (a)	246	225	21
Platte PADD II deliveries, MBbl/d	169	166	3

(a)    Thousand barrels per day.
Our Liquids segment is comprised of the Express and Platte pipelines and our investments in Sand Hills and Southern Hills.
Operating Revenues. The $3 million increase in operating revenues was driven by:

•	a $15 million increase in crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates on both the Express and Platte pipelines, partially offset by

•	a $6 million decrease due to tank oil sales on the Platte pipeline in 2014, and

•	a $4 million decrease in inventory settlement revenues due to timing of inventory changes and lower oil prices on the Express and Platte pipelines.
Operating Expenses. The $4 million increase in operating expenses was driven by:

•	a $2 million increase in power costs due primarily to higher usage in 2015, and

•	a $2 million increase in maintenance costs.
Other Income and Expenses. The $7 million increase was primarily due to higher earnings from Sand Hills due to increased volumes.
Other

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Operating expenses	$17	$19	$(2)
EBITDA	$(17)	$(19)	$2
Operating Expenses. The $2 million decrease was driven by lower outside services related to professional fees primarily due to timing.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	equity in earnings of unconsolidated affiliates,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures, excluding the effect of reimbursable projects.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$301	$246
Add:
Interest expense	57	67
Income tax expense	2	26
Depreciation and amortization	73	73
Foreign currency loss	3	1
EBITDA	436	413
Add:
Equity in earnings of unconsolidated affiliates	(40)	(28)
Distributions from equity investments (a)	54	37
Non-cash impairment on Ozark Gas Gathering	9	—
Other	3	2
Less:
Interest expense	57	67
Equity AFUDC	11	4
Net cash paid for income taxes	5	—
Distributions to noncontrolling interests	7	5
Maintenance capital expenditures (b)	28	24
Distributable Cash Flow	$354	$324

(a)	Excludes $2 million and $12 million in distributions of investment in equity method affiliates for the three month period ended March 31, 2015 and 2014, respectively.

(b)	Excludes reimbursable expenditures.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had net working capital of $79 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,879 million at March 31, 2015. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$281	$354
Investing activities	(244)	(170)
Financing activities	65	(195)
Net increase (decrease) in cash and cash equivalents	102	(11)
Cash and cash equivalents at beginning of the period	140	121
Cash and cash equivalents at end of the period	$242	$110
Operating Cash Flows
Net cash provided by operating activities decreased $73 million to $281 million in the three months ended March 31, 2015 compared to the same period in 2014, driven mainly by changes in working capital, partially offset by higher distributions from unconsolidated affiliates and higher earnings.
Investing Cash Flows
Net cash used in investing activities increased $74 million to $244 million in the three months ended March 31, 2015 compared to the same period in 2014. The change was mainly driven by a $56 million net increase in capital and investment expenditures.
Capital and Investment Expenditures by Business Segment

	Three Months Ended March 31,
	2015	2014
	(in millions)
U.S. Transmission	$237	$177
Liquids	18	22
Total consolidated	$255	$199
Capital and investment expenditures for the three months ended March 31, 2015 consisted of $231 million for expansion projects and $24 million for maintenance and other projects.
We project 2015 capital and investment expenditures of approximately $2.5 billion, consisting of $2.2 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.

Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $65 million in the three months ended March 31, 2015 compared to $195 million used in financing activities during the same period in 2014. This $260 million change was driven mainly by:

•	$994 million of net proceeds from the issuances of long-term debt in 2015, and

•	a $52 million increase in contributions from noncontrolling interests, partially offset by

•	a $732 million increase in net repayments of commercial paper in 2015,

•	a $31 million increase in distributions to partners, and

•	a $13 million decrease in proceeds from issuances of units.
During the three months ended March 31, 2015, we issued 0.8 million common units to the public under our at-the-market program and approximately 16,000 general partner units to Spectra Energy. Total net proceeds were $40 million, including $1 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2015 through the date of this report, we have issued 0.9 million common units to the public and approximately 19,000 general partner units to Spectra Energy, for total net proceeds of $48 million, including $1 million of proceeds from Spectra Energy.
On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
Available Credit Facility and Restrictive Debt Covenants. See Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.60125 per limited partner unit was declared on May 6, 2015, payable on May 29, 2015, representing the thirtieth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units over time. This registration has $499 million available as of March 31, 2015.

OTHER ISSUES
New Accounting Pronouncements. See Note 10 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2014. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 8 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 7, 2015		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: May 7, 2015		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer