Form 10-Q
period 2015-06-30
Spectra Energy Partners, LP
filed 2015-08-06
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2015, there were 298,290,611 Common Units and 6,087,563 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues
Transportation of natural gas	$454	$402	$918	$828
Transportation of crude oil	90	70	174	141
Storage of natural gas and other	59	59	117	143
Total operating revenues	603	531	1,209	1,112
Operating Expenses
Operating, maintenance and other	178	166	359	322
Depreciation and amortization	73	70	146	143
Property and other taxes	30	46	71	90
Total operating expenses	281	282	576	555
Operating Income	322	249	633	557
Other Income and Expenses
Earnings from equity investments	45	29	85	57
Other income and expenses, net	17	6	26	9
Total other income and expenses	62	35	111	66
Interest Expense	63	62	120	129
Earnings Before Income Taxes	321	222	624	494
Income Tax Expense	5	2	7	28
Net Income	316	220	617	466
Net Income—Noncontrolling Interests	9	5	17	9
Net Income—Controlling Interests	$307	$215	$600	$457
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$307	$215	$600	$457
Less: General partner’s interest in net income	61	45	118	87
Limited partners’ interest in net income	$246	$170	$482	$370
Weighted-average limited partner units outstanding—basic and diluted	296	286	296	285
Net income per limited partner unit—basic and diluted	$0.83	$0.59	$1.63	$1.30
Distributions paid per limited partner unit	$0.60125	$0.55625	$1.1900	$1.1025

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$316	$220	$617	$466
Other comprehensive income (loss):
Foreign currency translation adjustments	2	6	(13)	1
Total other comprehensive income (loss)	2	6	(13)	1
Total Comprehensive Income	318	226	604	467
Less: Comprehensive Income—Noncontrolling Interests	9	5	17	9
Comprehensive Income—Controlling Interests	$309	$221	$587	$458

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$167	$140
Receivables, net	274	306
Inventory	41	42
Fuel tracker	57	44
Other	25	23
Total current assets	564	555
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,575	1,589
Goodwill	3,239	3,244
Other	12	8
Total investments and other assets	4,826	4,841
Property, Plant and Equipment
Cost	16,210	15,594
Less accumulated depreciation and amortization	3,575	3,459
Net property, plant and equipment	12,635	12,135
Regulatory Assets and Deferred Debits	285	262
Total Assets	$18,310	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$277	$246
Commercial paper	38	907
Taxes accrued	64	63
Interest accrued	72	60
Current maturities of long-term debt	287	36
Other	118	170
Total current liabilities	856	1,482
Long-term Debt	5,877	5,149
Deferred Credits and Other Liabilities
Deferred income taxes	40	37
Regulatory and other	112	119
Total deferred credits and other liabilities	152	156
Commitments and Contingencies
Equity
Partners’ Capital
Common units (298.3 million and 294.7 million units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	10,785	10,474
General partner units (6.1 million and 6.0 million units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	312	284
Accumulated other comprehensive loss	(33)	(20)
Total partners’ capital	11,064	10,738
Noncontrolling interests	361	268
Total equity	11,425	11,006
Total Liabilities and Equity	$18,310	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$617	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	148
Deferred income tax expense	2	25
Earnings from equity investments	(85)	(57)
Distributions received from unconsolidated affiliates	93	56
Other	(46)	(35)
Net cash provided by operating activities	731	603
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(604)	(414)
Investments in and loans to unconsolidated affiliates	(34)	(30)
Purchases of held-to-maturity securities	(22)	(22)
Proceeds from sales and maturities of held-to-maturity securities	22	21
Distributions received from unconsolidated affiliates	35	142
Other	—	15
Net cash used in investing activities	(603)	(288)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	994	—
Payments for the redemption of long-term debt	(16)	(427)
Net increase (decrease) in commercial paper	(869)	211
Distributions to noncontrolling interests	(16)	(11)
Contributions from noncontrolling interests	90	112
Proceeds from the issuances of units	184	195
Distributions to partners	(459)	(393)
Other	(9)	—
Net cash used in financing activities	(101)	(313)
Net increase in cash and cash equivalents	27	2
Cash and cash equivalents at beginning of period	140	121
Cash and cash equivalents at end of period	$167	$123
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$135	$84

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	482	118	—	17	617
Other comprehensive loss	—	—	(13)	—	(13)
Attributed deferred tax benefit	—	14	—	2	16
Issuances of units	180	4	—	—	184
Distributions to partners	(351)	(108)	—	—	(459)
Contributions from noncontrolling interests	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	(16)	(16)
June 30, 2015	$10,785	$312	$(33)	$361	$11,425
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	370	87	—	9	466
Other comprehensive income	—	—	1	—	1
Adjustment to purchase price under net acquired assets from dropdowns	28	—	—	—	28
Attributed deferred tax benefit	—	3	—	—	3
Issuances of units	191	4	—	—	195
Distributions to partners	(314)	(79)	—	—	(393)
Contributions from noncontrolling interests	—	—	—	112	112
Distributions to noncontrolling interests	—	—	—	(11)	(11)
Other, net	(3)	—	—	—	(3)
June 30, 2014	$10,050	$256	$(4)	$237	$10,539

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership. As of June 30, 2015, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 81% of us and the remaining 19% was publicly owned.
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
The Liquids segment provides transportation of crude oil and NGLs. These operations are primarily subject to the rules and regulations of the FERC, the DOT and the National Energy Board (NEB). The Express-Platte pipeline system (Express-Platte) and our investments in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) are included in Liquids.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended June 30, 2015
U.S. Transmission	$509	$65	$396
Liquids	94	8	78
Total reportable segments	603	73	474
Other	—	—	(18)
Depreciation and amortization	—	—	73
Interest expense	—	—	63
Interest income and other	—	—	1
Total consolidated	$603	$73	$321
Three Months Ended June 30, 2014
U.S. Transmission	$454	$63	$320
Liquids	77	7	51
Total reportable segments	531	70	371
Other	—	—	(18)
Depreciation and amortization	—	—	70
Interest expense	—	—	62
Interest income and other	—	—	1
Total consolidated	$531	$70	$222
Six Months Ended June 30, 2015
U.S. Transmission	$1,031	$130	$785
Liquids	178	16	142
Total reportable segments	1,209	146	927
Other	—	—	(35)
Depreciation and amortization	—	—	146
Interest expense	—	—	120
Interest income and other	—	—	(2)
Total consolidated	$1,209	$146	$624
Six Months Ended June 30, 2014
U.S. Transmission	$954	$128	$694
Liquids	158	15	109
Total reportable segments	1,112	143	803
Other	—	—	(37)
Depreciation and amortization	—	—	143
Interest expense	—	—	129
Interest income and other	—	—	—
Total consolidated	$1,112	$143	$494

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net income—controlling interests	$307	$215	$600	$457
Less:
General partner’s interest in net income—2%	6	4	12	9
General partner’s interest in net income attributable to incentive distribution rights	55	41	106	78
Limited partners’ interest in net income	$246	$170	$482	$370
Weighted average limited partner units outstanding—basic and diluted	296	286	296	285
Net income per limited partner unit—basic and diluted	$0.83	$0.59	$1.63	$1.30
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.61375 per limited partner unit was declared on August 5, 2015 and is payable on August 28, 2015 to unitholders of record at the close of business on August 14, 2015.
4. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2015 and no impairments were identified.

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
5. Marketable Securities and Restricted Funds
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
HTM Securities. All of our HTM securities are restricted funds. We had $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. These securities are restricted pursuant to certain Express-Platte debt agreements.
At June 30, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2015 or December 31, 2014.
6. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at June 30, 2015	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$38	$1,962
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of June 30, 2015, this ratio was 3.5 to 1.
Debt Issuances. On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.

7. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$82	$—	$82	$—
Interest rate swaps	Investments and other assets — other	8	—	8	—
Total Assets		$90	$—	$90	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$43	$—	$43	$—
Interest rate swaps	Investments and other assets — other	5	—	5	—
Total Assets		$48	$—	$48	$—

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

	June 30, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,169	6,338	5,184	5,554
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.

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
During the six month periods ended June 30, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
8. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte (Express Canada). We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the six months ended June 30, 2015.

At June 30, 2015, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2015			December 31, 2014
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$8	$—	$8	$5	$—	$5

9. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of June 30, 2015 or December 31, 2014 related to litigation.
10. Issuances of Common Units
During the six months ended June 30, 2015, we issued 3.6 million common units to the public under our at-the-market program, and approximately 74,000 general partner units to Spectra Energy. Total net proceeds were $184 million, including approximately $4 million of proceeds from Spectra Energy.
11. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. In July 2015, the FASB decided to defer the effective date of the new revenue standard for one year and to permit entities to early adopt the standard as of the original effective date. This ASU is effective for us January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. Earlier application is permitted. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

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
EXECUTIVE OVERVIEW
For the three months ended June 30, 2015 and 2014, we reported net income from controlling interests of $307 million and $215 million, respectively. For the six months ended June 30, 2015 and 2014, we reported net income from controlling interests of $600 million and $457 million, respectively.

The highlights for the three months and six months ended June 30, 2015 included increased earnings driven by expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern) and East Tennessee Natural Gas, LLC (East Tennessee), higher crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, and higher equity earnings from Sand Hills as a result of increased volumes.
For the three months ended June 30, 2015 and 2014, distributable cash flow was $321 million and $239 million, respectively. For the six months ended June 30, 2015 and 2014, distributable cash flow was $675 million and $563 million, respectively.
A cash distribution of $0.61375 per limited partner unit was declared on August 5, 2015 and is payable on August 28, 2015. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the six months ended June 30, 2015, we had $638 million of capital and investment expenditures. We currently project $2.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.2 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of June 30, 2015, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$603	$531	$1,209	$1,112
Operating expenses	281	282	576	555
Operating income	322	249	633	557
Earnings from equity investments	45	29	85	57
Other income and expenses, net	17	6	26	9
Interest expense	63	62	120	129
Earnings before income taxes	321	222	624	494
Income tax expense	5	2	7	28
Net income	316	220	617	466
Net income—noncontrolling interests	9	5	17	9
Net income—controlling interests	$307	$215	$600	$457
Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $72 million or 14% increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern and East Tennessee,

•	higher crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, and

•	higher recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $1 million decrease was driven mainly by:

•	lower ad valorem tax accruals, offset by

•	higher electric power and other costs passed through to gas transmission customers.
Earnings from Equity Investments. The $16 million or 55% increase was mainly attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in November 2014.
Other Income and Expenses, Net. The $11 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $1 million increase was driven mainly by higher long-term debt balances, mostly offset by higher capitalized interest.
Income Tax Expense. The $3 million increase was mainly due to an increase in earnings from Express Canada.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $97 million or 9% increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern and East Tennessee,

•	higher crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, and

•	higher recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	lower natural gas transportation revenues mainly from other revenue on East Tennessee and interruptible transportation on Texas Eastern, and

•	lower inventory settlement revenues due to timing of inventory changes and lower oil prices on the Express and Platte pipelines.

Operating Expenses. The $21 million increase was driven mainly by:

•	higher electric power and other costs passed through to gas transmission customers, and

•	a non-cash impairment charge on Ozark Gas Gathering, L.LC. (Ozark Gas Gathering), partially offset by

•	lower ad valorem tax accruals.
Earnings from Equity Investments. The $28 million or 49% increase was mainly attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in November 2014.
Other Income and Expenses, Net. The $17 million increase was mainly attributable to higher AFUDC from higher capital spending on expansion projects.
Interest Expense. The $9 million or 7% decrease was driven mainly by higher capital spending on expansion projects and lower average interest rates offset by higher average long-term debt balances.
Income Tax Expense. The $21 million decrease mainly reflects an adjustment to deferred income tax liabilities in 2014, as a result of the final purchase price adjustments related to the acquisition of Express-Platte.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
U.S. Transmission	$396	$320	$785	$694
Liquids	78	51	142	109
Total reportable segment EBITDA	474	371	927	803
Other	(18)	(18)	(35)	(37)
Total reportable segment and other EBITDA	456	353	892	766
Depreciation and amortization	73	70	146	143
Interest expense	63	62	120	129
Other income	1	1	(2)	—
Earnings before income taxes	$321	$222	$624	$494
The amounts discussed below are after eliminating intercompany transactions.

U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$509	$454	$55	$1,031	$954	$77
Operating expenses
Operating, maintenance and other	156	160	(4)	327	311	16
Other income and expenses	43	26	17	81	51	30
EBITDA	$396	$320	$76	$785	$694	$91

Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $55 million increase was driven by:

•	a $32 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $17 million increase in recoveries of electric power and other costs passed through to customers.
Operating Expenses. The $4 million decrease was driven by:

•	a $17 million decrease primarily due to ad valorem tax accruals, offset by

•	a $17 million increase in electric power and other costs passed through to customers.
Other Income and Expenses. The $17 million increase was mainly due to higher AFUDC from higher capital spending on expansion projects and higher equity earnings mainly due to the dropdown of an additional 24.95% interest in SESH in November 2014.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $77 million increase was driven by:

•	a $65 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $31 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $11 million net decrease in natural gas transportation revenues mainly from other revenue on East Tennessee and interruptible transportation on Texas Eastern.
Operating Expenses. The $16 million increase was driven by:

•	a $31 million increase in electric power and other costs passed through to customers, and

•	a $9 million increase due to a non-cash impairment charge on Ozark Gas Gathering, partially offset by

•	a $21 million decrease in ad valorem tax accruals.
Other Income and Expenses. The $30 million increase was mainly due to higher AFUDC from higher capital spending on expansion projects and higher equity earnings mainly due to the dropdown of an additional 24.95% interest in SESH in November 2014.

Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$94	$77	$17	$178	$158	$20
Operating expenses
Operating, maintenance and other	34	34	—	68	64	4
Other income and expenses	18	8	10	32	15	17
EBITDA	$78	$51	$27	$142	$109	$33

Express pipeline revenue receipts, MBbl/d (a)	235	204	31	242	214	28
Platte PADD II deliveries, MBbl/d	172	176	(4)	170	171	(1)
_______
(a)    Thousand barrels per day.
Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $17 million increase in operating revenues was primarily driven by higher crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline.
Other Income and Expenses. The $10 million increase was primarily due to higher earnings from Sand Hills due to increased volumes.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $20 million increase in operating revenues was driven by:

•	a $33 million increase in crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, partially offset by

•	a $7 million decrease in inventory settlement revenues due to timing of inventory changes and lower oil prices on the Express and Platte pipelines.
Operating Expenses. The $4 million increase in operating expenses was primarily driven by an increase in power costs due to higher usage in 2015, partially offset by lower rates.
Other Income and Expenses. The $17 million increase was primarily due to higher earnings from Sand Hills due to increased volumes.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating expenses	$18	$18	$—	$35	$37	$(2)
EBITDA	$(18)	$(18)	$—	$(35)	$(37)	$2

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures, excluding the effect of reimbursable projects.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$316	$220	$617	$466
Add:
Interest expense	63	62	120	129
Income tax expense	5	2	7	28
Depreciation and amortization	73	70	146	143
Foreign currency (gain) loss	—	(1)	3	—
Less:
Third Party interest income	1	—	1	—
EBITDA	456	353	892	766
Add:
Earnings from equity investments	(45)	(29)	(85)	(57)
Distributions from equity investments (a)	70	43	124	80
Non-cash impairment on Ozark Gas Gathering	—	—	9	—
Other	3	4	6	6
Less:
Interest expense	63	62	120	129
Equity AFUDC	16	5	27	9
Net cash paid for income taxes	2	5	7	5
Distributions to noncontrolling interests	9	6	16	11
Maintenance capital expenditures (b)	73	54	101	78
Distributable Cash Flow	$321	$239	$675	$563
________

(a)	Excludes $4 million and $117 million of distributions from equity investments for the six months ended June 30, 2015 and 2014, respectively.

(b)	Excludes reimbursable expenditures.

Annual Goodwill Impairment Test

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

We performed a quantitative assessment for U.S. Transmission and a qualitative assessment for the Liquids reporting unit to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2015 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2015 were substantially in excess of their respective carrying values.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had negative working capital of $292 million. This balance includes commercial paper liabilities totaling $38 million and current maturities of long-term debt of $287 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,962 million at June 30, 2015. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$731	$603
Investing activities	(603)	(288)
Financing activities	(101)	(313)
Net increase in cash and cash equivalents	27	2
Cash and cash equivalents at beginning of the period	140	121
Cash and cash equivalents at end of the period	$167	$123
Operating Cash Flows
Net cash provided by operating activities increased $128 million to $731 million in the six months ended June 30, 2015 compared to the same period in 2014, driven mainly by higher earnings and higher distributions from unconsolidated affiliates.
Investing Cash Flows
Net cash used in investing activities increased $315 million to $603 million in the six months ended June 30, 2015 compared to the same period in 2014. The change was mainly driven by:

•	a $194 million net increase in capital and investment expenditures, and

•	a $107 million decrease in distributions received from unconsolidated affiliates in 2014 comprised mostly of a $99 million distribution from SESH with proceeds from a SESH debt offering.
Capital and Investment Expenditures by Business Segment

	Six Months Ended June 30,
	2015	2014
	(in millions)
U.S. Transmission	$599	$406
Liquids	39	38
Total consolidated	$638	$444
Capital and investment expenditures for the six months ended June 30, 2015 consisted of $546 million for expansion projects and $92 million for maintenance and other projects.
We project 2015 capital and investment expenditures of approximately $2.5 billion, consisting of $2.2 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.
Financing Cash Flows and Liquidity
Net cash used in financing activities decreased by $212 million to $101 million in the six months ended June 30, 2015 compared to the same period in 2014. The change was mainly driven by:

•	$978 million of net issuances of long-term debt in 2015 (which was used primarily to pay down $869 million of commercial paper), compared to $427 of net redemptions in 2014, partially offset by

•	$211 million of net commercial paper issuances in 2014,

•	a $66 million increase in distributions to partners,

•	a $22 million decrease in contributions from noncontrolling interests, and

•	an $11 million decrease in proceeds from issuances of units.

In the 2015 period, contributions from noncontrolling interests include $32 million from Duke Energy Corporation to purchase a 7.5% equity share in Sabal Trail Transmission, LLC (Sabal Trail).  This transaction reduced our ownership in Sabal Trail to 59.5%.
During the six months ended June 30, 2015, we issued 3.6 million common units to the public under our at-the-market program and approximately 74,000 general partner units to Spectra Energy. Total net proceeds were $184 million, including approximately $4 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2015, we have issued 7.2 million common units to the public and approximately 147,000 general partner units to Spectra Energy, for total net proceeds of approximately $353 million, including $7 million of proceeds from Spectra Energy.
On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
Available Credit Facility and Restrictive Debt Covenants. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.

Cash Distributions. A cash distribution of $0.61375 per limited partner unit was declared on August 5, 2015, payable on August 28, 2015, representing the thirty-first consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units over time. This registration has $357 million available as of June 30, 2015.

OTHER ISSUES
New Accounting Pronouncements. See Note 11 of Notes to Condensed Consolidated Financial Statements for discussion.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

(a) Exhibits
Exhibit Number

*3.1	Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP (as amended as of July 2, 2015).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 6, 2015		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: August 6, 2015		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer