Form 10-Q
period 2015-09-30
Spectra Energy Partners, LP
filed 2015-11-05
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2015, there were 301,976,934 Common Units and 6,162,795 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2015

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues
Transportation of natural gas	$461	$409	$1,379	$1,237
Transportation of crude oil	93	77	267	218
Storage of natural gas and other	58	72	175	215
Total operating revenues	612	558	1,821	1,670
Operating Expenses
Operating, maintenance and other	184	175	543	497
Depreciation and amortization	74	73	220	216
Property and other taxes	35	30	106	120
Total operating expenses	293	278	869	833
Operating Income	319	280	952	837
Other Income and Expenses
Earnings from equity investments	49	36	134	93
Other income and expenses, net	23	10	49	19
Total other income and expenses	72	46	183	112
Interest Expense	59	54	179	183
Earnings Before Income Taxes	332	272	956	766
Income Tax Expense	1	1	8	29
Net Income	331	271	948	737
Net Income—Noncontrolling Interests	10	7	27	16
Net Income—Controlling Interests	$321	$264	$921	$721
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$321	$264	$921	$721
Less: General partner’s interest in net income	66	48	184	135
Limited partners’ interest in net income	$255	$216	$737	$586
Weighted-average limited partner units outstanding—basic and diluted	301	288	297	286
Net income per limited partner unit—basic and diluted	$0.85	$0.75	$2.48	$2.05
Distributions paid per limited partner unit	$0.61375	$0.56625	$1.80375	$1.66875

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$331	$271	$948	$737
Other comprehensive loss:
Foreign currency translation adjustments	(10)	(9)	(23)	(8)
Total other comprehensive loss	(10)	(9)	(23)	(8)
Total Comprehensive Income	321	262	925	729
Less: Comprehensive Income—Noncontrolling Interests	10	7	27	16
Comprehensive Income—Controlling Interests	$311	$255	$898	$713

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$291	$140
Receivables, net	299	306
Inventory	41	42
Fuel tracker	56	44
Other	33	23
Total current assets	720	555
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,619	1,589
Goodwill	3,234	3,244
Other	45	8
Total investments and other assets	4,898	4,841
Property, Plant and Equipment
Cost	16,778	15,594
Less accumulated depreciation and amortization	3,569	3,459
Net property, plant and equipment	13,209	12,135
Regulatory Assets and Deferred Debits	297	262
Total Assets	$19,124	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$414	$246
Commercial paper	—	907
Taxes accrued	66	63
Interest accrued	36	60
Current maturities of long-term debt	287	36
Other	511	170
Total current liabilities	1,314	1,482
Long-term Debt	5,891	5,149
Deferred Credits and Other Liabilities
Deferred income taxes	38	37
Regulatory and other	127	119
Total deferred credits and other liabilities	165	156
Commitments and Contingencies
Equity
Partners’ Capital
Common units (302.0 million and 294.7 million units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	11,025	10,474
General partner units (6.2 million and 6.0 million units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	332	284
Accumulated other comprehensive loss	(43)	(20)
Total partners’ capital	11,314	10,738
Noncontrolling interests	440	268
Total equity	11,754	11,006
Total Liabilities and Equity	$19,124	$17,793

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$948	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	223
Deferred income tax expense	2	25
Earnings from equity investments	(134)	(93)
Distributions received from unconsolidated affiliates	146	92
Other	(58)	(71)
Net cash provided by operating activities	1,130	913
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,161)	(755)
Investments in and loans to unconsolidated affiliates	(91)	(134)
Purchases of held-to-maturity securities	(33)	(31)
Proceeds from sales and maturities of held-to-maturity securities	25	24
Distributions received from unconsolidated affiliates	440	150
Other changes in restricted funds	(15)	—
Other	—	1
Net cash used in investing activities	(835)	(745)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	994	—
Payments for the redemption of long-term debt	(16)	(427)
Net increase (decrease) in commercial paper	(907)	475
Distributions to noncontrolling interests	(23)	(22)
Contributions from noncontrolling interests	164	139
Proceeds from the issuances of units	358	283
Distributions to partners	(705)	(601)
Other	(9)	—
Net cash used in financing activities	(144)	(153)
Net increase in cash and cash equivalents	151	15
Cash and cash equivalents at beginning of period	140	121
Cash and cash equivalents at end of period	$291	$136
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$202	$106

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Loss
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	737	184	—	27	948
Other comprehensive loss	—	—	(23)	—	(23)
Attributed deferred tax benefit	—	25	—	4	29
Issuances of units	351	7	—	—	358
Distributions to partners	(537)	(168)	—	—	(705)
Contributions from noncontrolling interests	—	—	—	164	164
Distributions to noncontrolling interests	—	—	—	(23)	(23)
September 30, 2015	$11,025	$332	$(43)	$440	$11,754
December 31, 2013	$9,778	$241	$(5)	$127	$10,141
Net income	586	135	—	16	737
Other comprehensive loss	—	—	(8)	—	(8)
Adjustment to purchase price under net acquired assets from dropdowns	11	—	—	—	11
Attributed deferred tax benefit	—	9	—	1	10
Issuances of units	277	6	—	—	283
Distributions to partners	(478)	(123)	—	—	(601)
Contributions from noncontrolling interests	—	—	—	139	139
Distributions to noncontrolling interests	—	—	—	(22)	(22)
Other, net	(2)	—	—	—	(2)
September 30, 2014	$10,172	$268	$(13)	$261	$10,688

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, the transportation and storage of crude oil, and the transportation of natural gas liquids (NGLs) through interstate pipeline systems. We are a Delaware master limited partnership. As of September 30, 2015, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 80% of us and the remaining 20% was publicly owned.
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
The U.S. Transmission segment provides interstate transmission and storage of natural gas. Substantially all of our operations are subject to the Federal Energy Regulatory Commission (FERC) and the Department of Transportation’s (DOT’s) rules and regulations. Our investments in Gulfstream Natural Gas System, LLC (Gulfstream), Southeast Supply Header, LLC (SESH) and Steckman Ridge, LP are included in U.S. Transmission.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended September 30, 2015
U.S. Transmission	$515	$67	$401
Liquids	97	7	79
Total reportable segments	612	74	480
Other	—	—	(13)
Depreciation and amortization	—	—	74
Interest expense	—	—	59
Interest income and other	—	—	(2)
Total consolidated	$612	$74	$332
Three Months Ended September 30, 2014
U.S. Transmission	$477	$64	$352
Liquids	81	9	60
Total reportable segments	558	73	412
Other	—	—	(11)
Depreciation and amortization	—	—	73
Interest expense	—	—	54
Interest income and other	—	—	(2)
Total consolidated	$558	$73	$272
Nine Months Ended September 30, 2015
U.S. Transmission	$1,546	$197	$1,186
Liquids	275	23	221
Total reportable segments	1,821	220	1,407
Other	—	—	(48)
Depreciation and amortization	—	—	220
Interest expense	—	—	179
Interest income and other	—	—	(4)
Total consolidated	$1,821	$220	$956
Nine Months Ended September 30, 2014
U.S. Transmission	$1,431	$192	$1,046
Liquids	239	24	169
Total reportable segments	1,670	216	1,215
Other	—	—	(48)
Depreciation and amortization	—	—	216
Interest expense	—	—	183
Interest income and other	—	—	(2)
Total consolidated	$1,670	$216	$766

3. Transaction with Affiliate
During the third quarter of 2015, Gulfstream issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million of proceeds to us, which we will contribute back to Gulfstream as its current debt matures, $248 million in the fourth quarter of 2015 and the remaining $148 million in the first half of 2016. At September 30, 2015, our Condensed Consolidated Balance Sheets include $396 million in Current Liabilities - Other related to this matter.
4. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per unit amounts)
Net income—controlling interests	$321	$264	$921	$721
Less:
General partner’s interest in net income—2%	6	6	18	15
General partner’s interest in net income attributable to incentive distribution rights	60	42	166	120
Limited partners’ interest in net income	$255	$216	$737	$586
Weighted average limited partner units outstanding—basic and diluted	301	288	297	286
Net income per limited partner unit—basic and diluted	$0.85	$0.75	$2.48	$2.05
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.62625 per limited partner unit was declared on October 19, 2015 and is payable on November 25, 2015 to unitholders of record at the close of business on October 29, 2015.

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
HTM Securities. All of our HTM securities are restricted funds. We had $11 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At September 30, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2015 or December 31, 2014.

Other Restricted Funds. In addition to the HTM securities that were restricted funds as described above, we had other restricted funds totaling $15 million at September 30, 2015 classified as Investments and Other Assets - Other. These restricted funds are related to certain construction projects. Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.
7. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at September 30, 2015	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$—	$2,000
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of September 30, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of September 30, 2015, this ratio was 3.4 to 1.
Debt Issuances. On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
8. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis. There were no liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$226	$—	$226	$—
Interest rate swaps	Investments and other assets — other	26	—	26	—
Total Assets		$252	$—	$252	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$43	$—	$43	$—
Interest rate swaps	Investments and other assets — other	5	—	5	—
Total Assets		$48	$—	$48	$—

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

	September 30, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,169	6,217	5,184	5,554
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.
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
During the nine months ended September 30, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
9. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte (Express Canada). We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the nine months ended September 30, 2015.

At September 30, 2015, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	September 30, 2015			December 31, 2014
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$26	$—	$26	$5	$—	$5

10. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of September 30, 2015 or December 31, 2014 related to litigation.
11. Issuances of Common Units
During the nine months ended September 30, 2015, we issued 7.3 million common units to the public under our at-the-market program, and approximately 149,000 general partner units to Spectra Energy. Total net proceeds were $358 million, including approximately $7 million of proceeds from Spectra Energy.
12. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. In July 2015, the FASB decided to defer the effective date of the new revenue standard for one year and to permit entities to early adopt the standard as of the original effective date. This ASU is effective for us January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for us January 1, 2016. We are currently evaluating this ASU and its potential impact on us.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. We intend to early adopt the provisions of this ASU as of December 31, 2015. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force),” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. We intend to early adopt the provisions of this ASU as of December 31, 2015. We are currently evaluating this ASU and its potential impact on us.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This ASU is effective for us January 1, 2016. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. This ASU is effective for us January 1, 2016. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

13. Subsequent Events
On October 18, 2015, we entered into a definitive agreement with Spectra Energy to acquire our 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, which will result in the reduction of any associated distribution payable to Spectra Energy, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018. This transaction was completed on October 30, 2015.
On November 4, 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy. Total consideration was 17,114 newly issued common units. This is the last of three planned transactions related to Spectra Energy contributing all of its remaining U.S. transmission, storage, and liquids assets to us (the U.S. Assets Dropdown). Also, in connection with this transaction, we issued 342 of general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended September 30, 2015 and 2014, we reported net income from controlling interests of $321 million and $264 million, respectively. For the nine months ended September 30, 2015 and 2014, we reported net income from controlling interests of $921 million and $721 million, respectively.
The highlights for the three months and nine months ended September 30, 2015 included increased earnings driven by expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern), higher crude oil transportation revenues as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, and higher equity earnings from Sand Hills as a result of increased volumes.
For the three months ended September 30, 2015 and 2014, distributable cash flow was $270 million and $247 million, respectively. For the nine months ended September 30, 2015 and 2014, distributable cash flow was $945 million and $810 million, respectively.
A cash distribution of $0.62625 per limited partner unit was declared on October 19, 2015 and is payable on November 25, 2015. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the nine months ended September 30, 2015, we had $1,252 million of capital and investment expenditures. We currently project $2.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.2 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of September 30, 2015, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$612	$558	$1,821	$1,670
Operating expenses	293	278	869	833
Operating income	319	280	952	837
Earnings from equity investments	49	36	134	93
Other income and expenses, net	23	10	49	19
Interest expense	59	54	179	183
Earnings before income taxes	332	272	956	766
Income tax expense	1	1	8	29
Net income	331	271	948	737
Net income—noncontrolling interests	10	7	27	16
Net income—controlling interests	$321	$264	$921	$721
Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $54 million or 10% increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern,

•	higher crude oil transportation revenues, as a result of increased tariff rates and higher contracted volumes on the Express pipeline, and

•	higher recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	lower processing revenues primarily due to lower prices, net of volume variance.
Operating Expenses. The $15 million or 5% increase was driven mainly by:

•	higher electric power and other costs passed through to gas transmission customers, partially offset by

•	lower project development costs.
Earnings from Equity Investments. The $13 million or 36% increase was mainly attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in November 2014.
Other Income and Expenses, Net. The $13 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $5 million or 9% increase was driven mainly by higher average long-term debt balances, partially offset by higher capitalized interest.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $151 million or 9% increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern and East Tennessee Natural Gas, LLC (East Tennessee),

•	higher crude oil transportation revenues, as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, and

•	higher recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	lower processing revenues primarily due to lower prices,

•
lower natural gas transportation revenues mainly from firm margins and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm on Algonquin Gas Transmission, L.L.C. (Algonquin), and

•	lower inventory settlement revenues due to sales of excess tank oil in 2014 and lower oil prices on the Express and Platte pipelines.
Operating Expenses. The $36 million increase was driven mainly by:

•	higher electric power and other costs passed through to gas transmission customers,

•	a non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering), and

•	higher power costs due to higher usage, net of lower rates on the Express pipeline, partially offset by

•	lower ad valorem tax accruals,

•	lower employee benefit costs, and

•	lower project development costs.
Earnings from Equity Investments. The $41 million or 44% increase was mainly attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in November 2014.
Other Income and Expenses, Net. The $30 million increase was mainly attributable to higher AFUDC from higher capital spending on expansion projects.
Interest Expense. The $4 million decrease was driven mainly by higher capitalized interest due to higher capital spending on expansion projects and lower average interest rates, partially offset by higher average long-term debt balances.
Income Tax Expense. The $21 million decrease mainly reflects a 2014 adjustment to deferred income tax liabilities, as a result of the final purchase price adjustments related to the acquisition of Express-Platte.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
U.S. Transmission	$401	$352	$1,186	$1,046
Liquids	79	60	221	169
Total reportable segment EBITDA	480	412	1,407	1,215
Other	(13)	(11)	(48)	(48)
Total reportable segment and other EBITDA	467	401	1,359	1,167
Depreciation and amortization	74	73	220	216
Interest expense	59	54	179	183
Other income	(2)	(2)	(4)	(2)
Earnings before income taxes	$332	$272	$956	$766
The amounts discussed below are after eliminating intercompany transactions.

U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$515	$477	$38	$1,546	$1,431	$115
Operating expenses
Operating, maintenance and other	169	159	10	496	470	26
Other income and expenses	55	34	21	136	85	51
EBITDA	$401	$352	$49	$1,186	$1,046	$140

Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $38 million increase was driven by:

•	a $34 million increase due to expansion projects, primarily on Texas Eastern, and

•	a $15 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $11 million decrease in processing revenues primarily due to lower prices, net of volume variance.
Operating Expenses. The $10 million increase was driven by:

•	a $15 million increase in electric power and other costs passed through to customers, partially offset by

•	a $4 million decrease from project development costs expensed in 2014.
Other Income and Expenses. The $21 million increase was mainly due to higher AFUDC from higher capital spending on expansion projects and higher equity earnings mainly due to the dropdown of an additional 24.95% interest in SESH in November 2014.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $115 million increase was driven by:

•	a $99 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $46 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $18 million decrease in processing revenues primarily due to lower prices, and

•
a $9 million decrease in natural gas transportation revenues mainly from firm margins and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm on Algonquin.

Operating Expenses. The $26 million increase was driven by:

•	a $46 million increase in electric power and other costs passed through to customers, and

•	a $9 million increase due to a non-cash impairment charge on Ozark Gas Gathering, partially offset by

•	a $15 million decrease in ad valorem tax accruals,

•	a $7 million decrease in employee benefit costs, and

•	a $6 million decrease from project development costs expensed in 2014.
Other Income and Expenses. The $51 million increase was mainly due to higher AFUDC from higher capital spending on expansion projects and higher equity earnings mainly due to the dropdown of an additional 24.95% interest in SESH in November 2014.

Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$97	$81	$16	$275	$239	$36
Operating expenses
Operating, maintenance and other	37	35	2	105	99	6
Other income and expenses	19	14	5	51	29	22
EBITDA	$79	$60	$19	$221	$169	$52

Express pipeline revenue receipts, MBbl/d (a)	234	221	13	239	217	22
Platte PADD II deliveries, MBbl/d	167	169	(2)	169	170	(1)
_______
(a)    Thousand barrels per day.
Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $16 million increase in operating revenues was primarily driven by higher crude oil transportation revenues, as a result of increased tariff rates and higher contracted volumes on the Express pipeline.
Other Income and Expenses. The $5 million increase was primarily due to higher earnings from Sand Hills due to increased volumes.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $36 million increase in operating revenues was driven by:

•	a $48 million increase in crude oil transportation revenues, as a result of higher contracted volumes and increased tariff rates mainly on the Express pipeline, partially offset by

•	a $7 million decrease in inventory settlement revenues due to sales of excess tank oil in 2014 and lower oil prices on the Express and Platte pipelines.
Operating Expenses. The $6 million increase in operating expenses was primarily driven by an increase in power costs due to higher usage in 2015, partially offset by lower rates on the Express pipeline.
Other Income and Expenses. The $22 million increase was primarily due to higher earnings from Sand Hills due to increased volumes.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating expenses	$13	$11	$2	$48	$48	$—
EBITDA	$(13)	$(11)	$(2)	$(48)	$(48)	$—

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures, excluding the effect of reimbursable projects.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$331	$271	$948	$737
Add:
Interest expense	59	54	179	183
Income tax expense	1	1	8	29
Depreciation and amortization	74	73	220	216
Foreign currency loss	2	2	5	2
Less:
Third Party interest income	—	—	1	—
EBITDA	467	401	1,359	1,167
Add:
Earnings from equity investments	(49)	(36)	(134)	(93)
Distributions from equity investments (a)	59	40	183	120
Non-cash impairment on Ozark Gas Gathering	—	—	9	—
Other	2	4	8	10
Less:
Interest expense	59	54	179	183
Equity AFUDC	23	11	50	20
Net cash paid for income taxes	1	—	8	5
Distributions to noncontrolling interests	7	11	23	22
Maintenance capital expenditures (b)	119	86	220	164
Distributable Cash Flow	$270	$247	$945	$810
________

(a)	Excludes $403 million and $122 million of distributions from equity investments for the nine months ended September 30, 2015 and 2014, respectively.

(b)	Excludes reimbursable expenditures.

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

We performed either a quantitative assessment or a qualitative assessment for each of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2015 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2015 were substantially in excess of their respective carrying values.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had negative working capital of $594 million. This balance includes a payable to an unconsolidated affiliate of $396 million and current maturities of long-term debt of $287 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $2,000 million at September 30, 2015. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of our capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$1,130	$913
Investing activities	(835)	(745)
Financing activities	(144)	(153)
Net increase in cash and cash equivalents	151	15
Cash and cash equivalents at beginning of the period	140	121
Cash and cash equivalents at end of the period	$291	$136
Operating Cash Flows
Net cash provided by operating activities increased $217 million to $1,130 million in the nine months ended September 30, 2015 compared to the same period in 2014, driven mainly by higher earnings and higher distributions from unconsolidated affiliates.

Investing Cash Flows
Net cash used in investing activities increased $90 million to $835 million in the nine months ended September 30, 2015 compared to the same period in 2014. The change was mainly driven by:

•	a $363 million net increase in capital and investment expenditures, partially offset by

•	a $396 million distribution from Gulfstream with proceeds from a Gulfstream debt offering in 2015 compared to a $99 million distribution from SESH with proceeds from a SESH debt offering in 2014.
Capital and Investment Expenditures by Business Segment

	Nine Months Ended September 30,
	2015	2014
	(in millions)
U.S. Transmission	$1,206	$838
Liquids	46	51
Total consolidated	$1,252	$889
Capital and investment expenditures for the nine months ended September 30, 2015 consisted of $1,038 million for expansion projects and $214 million for maintenance and other projects.
We project 2015 capital and investment expenditures of approximately $2.5 billion, consisting of $2.2 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.
Financing Cash Flows and Liquidity
Net cash used in financing activities decreased by $9 million to $144 million in the nine months ended September 30, 2015 compared to the same period in 2014. The change was mainly driven by:

•	$978 million of net issuances of long-term debt in 2015 (which was used primarily to pay down $907 million of commercial paper),

•	a $75 million increase in proceeds from issuances of units, and

•	a $25 million increase in contributions from noncontrolling interests, partially offset by

•	a $104 million increase in distributions to partners.

In the 2015 period, contributions from noncontrolling interests include $32 million from Duke Energy Corporation to purchase a 7.5% equity share in Sabal Trail Transmission, LLC (Sabal Trail).  This transaction reduced our ownership in Sabal Trail to 59.5%.
During the nine months ended September 30, 2015, we issued 7.3 million common units to the public under our at-the-market program and approximately 149,000 general partner units to Spectra Energy. Total net proceeds were $358 million, including approximately $7 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2015, we have issued 9.6 million common units to the public and approximately 197,000 general partner units to Spectra Energy, for total net proceeds of approximately $458 million, including $9 million of proceeds from Spectra Energy.
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

Cash Distributions. A cash distribution of $0.62625 per limited partner unit was declared on October 19, 2015, payable on November 25, 2015, representing the thirty-second consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $500 million, in the aggregate, of limited partner units over time. This registration has $184 million available as of September 30, 2015.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

(a) Exhibits
Exhibit Number

3.1
Amendment No. 1, dated July 2, 2015, to the Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated as of November 1, 2013 (filed as Exhibit 3.1 to Spectra Energy Partners, LP's Form 8-K dated July 6, 2015).

*3.2	Fourth Amended and Restated Limited Liability Company Agreement of Spectra Energy Partners GP, LLC, dated as of September 17, 2015.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 5, 2015		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: November 5, 2015		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer