Form 10-K
period 2015-12-31
Spectra Energy Partners, LP
filed 2016-02-25
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2015: $2,607,000,000.
At January 31, 2016, there were 285,147,734 Common Units and 5,819,342 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2015

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

General

CALGARY
HOUSTON
Corporate headquarters
Major office
Natural gas pipeline
Natural gas storage
LNG plant/storage
Crude oil pipeline
Major crude oil storage
Major crude oil pipeline terminal

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, and the transportation and storage of crude oil, through interstate pipeline systems in the United States and Canada with over 15,000 miles of transmission and transportation pipelines and the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 170 billion cubic feet (Bcf).
We own and operate natural gas transmission, gathering and storage assets, and crude oil transportation and storage assets in central, southern and eastern United States as well as western Canada. Our assets are strategically located in geographic regions of the United States and Canada where demand, primarily for natural gas used in electricity generation, and crude oil, is expected to increase steadily. We have a broad mix of customers, including local gas distribution companies (LDC), municipal utilities, interstate and intrastate pipelines, direct industrial users, electric power generators, marketers and producers, oil refineries, and exploration and production companies. Our interstate gas transmission pipeline and storage operations and our crude oil transportation and storage operations are regulated by either the Federal Energy Regulatory Commission (FERC), the U.S. Department of Transportation (DOT), or the National Energy Board (NEB) with the exception of Moss Bluff intrastate storage operations and Ozark gathering facilities, which are subject to oversight by various state commissions.
Our operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy Corp (Spectra Energy). Spectra Energy is a separate entity, the common stock of which trades on the New York Stock Exchange (NYSE) under the symbol “SE.” As of December 31, 2015, Spectra Energy and its subsidiaries collectively owned 78% of us and the remaining 22% was publicly owned.
In March 2013, Spectra Energy acquired 100% of the ownership interests in the Express-Platte crude oil pipeline system (Express-Platte) from third-parties. Later in 2013, we acquired a 40% ownership interest in the U.S. portion of Express-Platte

(Express US) and a 100% ownership interest in the Canadian portion of Express-Platte (Express Canada) (collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition).
In November 2013, we acquired substantially all of Spectra Energy’s remaining U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in Express US (the U.S. Assets Dropdown). The pipeline systems include Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, L.L.C. (Algonquin), the remaining ownership interest in Express US, an additional 39% interest in Maritimes & Northeast L.L.C. (M&N U.S.), 33% interests in both DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), an additional 1% interest in Gulfstream Natural Gas System, LLC (Gulfstream) and a 24.95% interest in Southeast Supply Header, LLC (SESH). The natural gas and crude oil storage businesses include Bobcat Gas Storage (Bobcat), the remaining 50% interest in Market Hub Partners Holding (Market Hub), a 49% interest in Steckman Ridge, LP (Steckman Ridge), and Texas Eastern's and Express-Platte's storage facilities.
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and an additional 1% interest in Steckman Ridge from Spectra Energy.
The final transaction related to the U.S. Assets Dropdown occurred on November 4, 2015, and consisted of the acquisition of Spectra Energy's remaining 0.1% interest in SESH.
On October 30, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills.
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

Texas Eastern

Maritimes &
Northeast
Algonquin
Leidy
NEW YORK
Oakford
Platte
Steckman Ridge
Accident
Texas Eastern
Big Sandy
NASHVILLE
Saltville
Ozark
East
Tennessee
Southeast
Supply Header
Transmission
Storage
HOUSTON
Bobcat
Gulfstream
Market Hub

The Texas Eastern natural gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, the first of which has one to four large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,700 miles of pipeline and associated compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 400 miles of pipeline. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working joint venture capacity in these three facilities is 74 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf joint venture storage facility in Pennsylvania, and three affiliated storage facilities in Texas and Louisiana, aggregating 77 Bcf, owned by Market Hub and Bobcat.

Algonquin

Maritimes &
Northeast
NH
BOSTON
NY
MA
RI
HARTFORD
CT
Algonquin
PA
NJ
NEW YORK
Texas Eastern

The Algonquin natural gas transmission system connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to M&N U.S. The system consists of approximately 1,130 miles of pipeline with associated compressor stations.

East Tennessee
East Tennessee’s natural gas transmission system crosses Texas Eastern’s system at two locations in Tennessee and consists of two mainline systems totaling approximately 1,500 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with associated compressor stations. East Tennessee has a liquefied natural gas, (LNG), natural gas that has been converted to liquid form, storage facility in Tennessee with a total working capacity of 1 Bcf. East Tennessee also connects to the Saltville storage facilities in Virginia that have a working gas capacity of approximately 5 Bcf.

Maritimes & Northeast Pipeline

NB
M&N Canada
ME
NS
BANGOR
Maritimes &
Northeast Pipeline
(M&N U.S.)
NH
MA
BOSTON
Algonquin

We acquired 39% of M&N U.S. from Spectra Energy in 2012. In 2013, Spectra Energy contributed its remaining 39% ownership in M&N U.S. to us in the U.S. Assets Dropdown. M&N U.S. is owned 78% directly by us, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N U.S. is an approximately 350-mile mainline interstate natural gas transmission system which extends from the border of Canada near Baileyville, Maine to northeastern Massachusetts. M&N U.S. is connected to the Canadian portion of the Maritimes & Northeast Pipeline system, Maritimes & Northeast Pipeline Limited Partnership, which is owned 78% by Spectra Energy. M&N U.S. facilities include compressor stations, with a market delivery capability of approximately 0.8 billion cubic feet per day (Bcf/d) of natural gas. The pipeline’s location and key interconnects with our transmission system link regional natural gas supplies to the northeast U.S. markets.

Ozark
Ozark Gas Transmission consists of an approximately 365-mile natural gas transmission system extending from southeastern Oklahoma through Arkansas to southeastern Missouri. Ozark Gas Gathering consists of an approximately 330-mile natural gas gathering system, with associated compressor stations, that primarily serves Arkoma basin producers in eastern Oklahoma.

Big Sandy

Texas Eastern
OH
Tennessee Gas Pipeline
WV
Big Sandy
KY

We acquired Big Sandy in 2011. Big Sandy is an approximately 70-mile natural gas transmission system, with associated compressor stations, located in eastern Kentucky. Big Sandy’s interconnection with the Tennessee Gas Pipeline system links the Huron Shale and Appalachian Basin natural gas supplies to the mid-Atlantic and northeast markets.

Gulfstream

Southeast
Supply Header
AL
MS
CODEN
FL
ORLANDO
TAMPA
Gulfstream

In 2013, Spectra Energy contributed its remaining 1% ownership in Gulfstream to us in the U.S. Assets Dropdown to increase our ownership to 50%. Gulfstream is an approximately 745-mile interstate natural gas transmission system, with associated compressor stations, operated jointly by us and The Williams Companies, Inc. (Williams). Gulfstream transports natural gas from Mississippi, Alabama, Louisiana and Texas, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream is owned 50% directly by us and 50% by affiliates of Williams. Our investment in Gulfstream is accounted for under the equity method of accounting.

SESH

Perryville Hub
MS
Southeast
Supply Header
AL
Texas Eastern
LA
Bobcat
Storage
CODEN
Gulfstream

SESH, an approximately 290-mile natural gas transmission system, with associated compressor stations, is operated jointly by Spectra Energy and CenterPoint Energy Southeastern Pipelines Holding, LLC (CenterPoint). SESH extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from five major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. SESH is owned 50% directly by us and 50% by Enable Midstream Partners, LP, collectively. Our investment in SESH is accounted for under the equity method of accounting.
Market Hub
Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 47 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas, with access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana, with access to ten pipeline systems, including the Texas Eastern system.
Saltville
Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf, interconnecting with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.
Bobcat
Bobcat, an approximately 30 Bcf salt dome facility, is strategically located on the Gulf Coast near Henry Hub, interconnecting with five major interstate pipelines, including Texas Eastern.

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
Liquids
Our Liquids business provides transportation and storage of crude oil for customers in central United States and Canada. Our Liquids pipeline system consists of Express-Platte.
Most of Liquids’ pipeline and storage operations are regulated by the FERC and the NEB, and are subject to the jurisdiction of various federal, state and local environmental agencies.

Express-Platte

Hardisty
SK
CALGARY
AB
Western Canada NGL
MT
Express
WY
Casper
NE
Platte
IL
Texas Eastern
MO
Wood River
KS
Major crude oil storage
Major crude oil pipeline terminal

We acquired Express-Platte in 2013. The Express-Platte pipeline system, an approximately 1,700-mile crude oil transportation system, which begins in Hardisty, Alberta, and terminates in Wood River Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.
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

•
The Canadian Environmental Assessment Act, 2012 (CEAA 2012) requires the NEB to consider potential environmental effects in their decisions for designated projects. The NEB under its enabling statute also conducts environmental assessments for projects that are not specifically designated under CEAA 2012. In either case, prior to receiving an approval to construct or operate a federally-regulated pipeline or facility, the NEB must consider a series of environmental factors, in particular whether the project has the potential to have adverse environmental effects. These types of assessments occur in relation to both maintenance and capital projects.

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
Employees
We do not have any employees. We are managed by the directors and officers of our general partner. As of December 31, 2015, our general partner and its affiliates have approximately 2,400 employees performing services for our operations, and are solely responsible for providing the employees and other personnel necessary to conduct our operations.
Our Partnership Agreement
Set forth below is a summary of the material provisions of our partnership agreement that relate to available cash and operating surplus:
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
Operating Surplus. For any period prior to liquidation, on a cumulative basis and without duplication:
(a) the sum of:
(1) an amount equal to the sum of (A) two times the amount needed for any one quarter for us to pay the minimum quarterly distribution on all units (including the general partner units) and (B) two times the amount in excess of the minimum quarterly distribution for any quarter to pay a distribution on all Common Units at the same per unit amount as was distributed on the Common Units in excess of the minimum quarterly distribution in the immediately preceding quarter, provided the amount in (B) will be deemed to be Operating Surplus only to the extent that the distribution paid in respect of such amounts is paid on Common Units, and
(2) all cash receipts of our partnership and our subsidiaries for the period beginning on the closing date of our initial public offering and ending with the last day of the period, other than cash receipts from interim capital transactions; less

(b) the sum of:
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
In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $87 million per quarter, or $349 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

•	the rates charged to, and the volumes contracted by customers for natural gas transmission, storage and gathering services and crude oil transportation;

•
the overall demand for natural gas in the southeastern, mid-Continent, and Northeast regions of the United States, and the quantities of natural gas available for transport, especially from the Gulf of Mexico, Appalachian and mid-Continent areas, as well as the overall demand for crude oil in central United States and Canada;

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
Our subsidiaries and equity investments conduct operations and own our operating assets, which may affect our ability to make distributions to our unitholders. In addition, we cannot control the amount of cash that will be received from our equity investments, and we may be required to contribute significant cash to fund their operations.
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
Our equity investments generated approximately 17% of our distributable cash flow in 2015. Spectra Energy operates Steckman Ridge. Spectra Energy shares operations of SESH with CenterPoint and shares operations of Gulfstream with Williams. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.
Our lack of control over the operations of our equity investments may mean that we do not receive the amount of cash we expect to be distributed to us. In addition, we may be required to provide additional capital, and these contributions may be material. The equity investments are not prohibited from incurring indebtedness by the terms of their respective limited liability company agreement and general partnership agreements. If they were to incur significant additional indebtedness, it could inhibit their respective abilities to make distributions to us. This lack of control may significantly and adversely affect our ability to distribute cash.
Our natural gas transmission pipeline systems, crude oil transportation pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC and the NEB, which could have an adverse effect on our ability to establish transmission, transportation, storage and gathering rates that would allow us to recover the full cost of operating our pipelines, including a reasonable return, and our ability to make distributions.
Our natural gas transmission pipeline systems, crude oil transportation pipeline systems and certain of our storage facilities and related assets are subject to regulation by the FERC and the NEB. The regulators have authority to regulate natural gas pipeline transmission and crude oil pipeline transportation services, including; the rates charged for the services, terms and conditions of service, certification and construction of new facilities, the extension or abandonment of services and facilities, the maintenance of accounts and records, the acquisition and disposition of facilities, the initiation and discontinuation of services, and various other matters.
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
Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2015, 51% of U.S. Transmission’s firm revenues were derived from such negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that the costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from U.S. Transmission.
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
In Canada, our pipeline operations are subject to pipeline safety regulations overseen by the NEB. Applicable legislation and regulation require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our pipeline. Among other obligations, this regulatory framework imposes requirements to monitor and maintain the integrity of our pipelines.
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
Protecting against potential terrorist activities, including cyber-terrorism, requires significant capital expenditures and a successful terrorist attack could affect our business.
Acts of terrorism and any possible reprisals as a consequence of any action by the U.S. and its allies could be directed against companies operating in the U.S. This risk is particularly relevant for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have an adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows. A cyber attack could also lead to a significant interruption in our operations or unauthorized release of confidential or otherwise protected information, which could damage our reputation or lead to financial losses.
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
Our regulated businesses are generally economically stable; they are not significantly affected in the short term by changing commodity prices. However, our businesses can all be negatively affected in the long-term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas and oil. These factors are beyond our control and could impair the ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output could reduce the volume of natural gas transported or gathered, and the volume of oil transported, resulting in lower earnings and cash flows. Transmission revenues could be affected by long-term economic declines, resulting in the non-renewal of long-term contracts at the time of expiration. Lower demand, along with lower prices for natural gas and oil, could result from multiple factors that affect the markets where we operate, including:

•	weather conditions, such as abnormally mild winter or summer weather, resulting in lower energy usage for heating or cooling purposes, respectively;

•
supply of and demand for energy commodities, including any decrease in the production of natural gas and oil could negatively affect our processing and transmission businesses due to lower throughput; and

•	capacity and transmission service into, or out of, our markets.
Our business is subject to extensive regulation that affects our revenues, operations and costs.
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

•	the availability of skilled labor, equipment and materials to complete expansion projects;

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
We are subject to numerous environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs is likely to cause us to incur significant capital expenditures to obtain permits, evaluate offsite impacts of our operations, install pollution control equipment, and otherwise assure compliance. Some states in which we operate are implementing new emissions limits to comply with 2008 ozone standards regulated under the National Ambient Air Quality Standards. In 2015, the ozone standards were lowered even further from 75 parts per billion (ppb) to 70 ppb, which may require states to implement additional emissions regulations. The precise nature of these compliance obligations at each of our facilities has not been finally determined and may depend in part on future regulatory changes. In addition, compliance with new and emerging environmental regulatory programs is likely to significantly increase our operating costs compared to historical levels.
In the U.S., climate change action is evolving at state, regional and federal levels. The Supreme Court decision in Massachusetts v. EPA in 2007 established that GHGs were pollutants subject to regulation under the Clean Air Act. Pursuant to federal regulations, we are currently subject to an obligation to report our GHG emissions at our largest emitting facilities, but are not generally subject to limits on emissions of GHGs, (except to the extent that some GHGs consist of volatile organic compounds and nitrous oxides that are subject to emission limits). Proposed regulation may extend our reporting obligations to additional facilities and activities. In addition, a number of Canadian provinces and U.S. states have joined regional GHG initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. Public interest groups and regulatory agencies are increasingly focusing on the emission of methane associated with natural gas development and transmission as a source of GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.
For its part, Canada has reaffirmed its strong preference for a harmonized approach with that of the United States. While federal GHG related regulatory design details remain forthcoming, provincial authorities have been actively pursuing related initiatives.
Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Costs we may incur to comply with environmental regulations in the future may have a significant effect on our earnings and cash flows.
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
Natural gas transmission and storage and crude oil transportation and storage activities involve numerous risks that may result in accidents or otherwise affect our operations.
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
We are exposed to the credit risk of our customers in the ordinary course of our business. Generally, our customers are rated investment-grade, are otherwise considered creditworthy or provide us security to satisfy credit concerns. A significant amount of our credit exposures for transmission, storage and gathering services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas and oil producers may be the primary customer, our credit exposure with below investment-grade customers may increase. While we monitor these situations carefully and take appropriate measures when deemed necessary, it is possible that customer payment defaults, if significant, could have a material effect on our earnings and cash flows.
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
Even if holders of our common units are dissatisfied, they cannot presently remove our general partner without its consent.
The unitholders will be unable to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of January 31, 2016, our general partner and its affiliates own 77% of our aggregate outstanding common units.
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
Our assets include 100% ownership interests in various pipelines, as well as 50% equity interests in Gulfstream, SESH and Steckman Ridge. If a sufficient amount of our assets that are comprised of equity investments, other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify the organizational structure or contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered “securities” or “investment securities,” there is a risk that our 50% general partner interest in Steckman Ridge could be deemed to be an investment security. In that event, it is possible that our ownership of this interest, combined with all of our current equity investments or assets acquired in the future, could result in us being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying the organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of the common units and could have an adverse effect on our business.
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
As of January 31, 2016, Spectra Energy and its affiliates hold an aggregate of 220,075,306 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2016, our general partner and its affiliates own approximately 77% of our outstanding common units.
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
The U.S. federal income tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative action or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. These changes could eliminate the Qualifying Income Exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes or otherwise make it difficult or impossible to be treated as a partnership for U.S. federal income tax purposes. Further, the Treasury Department and the IRS issued proposed regulations interpreting the scope of the Qualifying Income Exception on May 5, 2015 (the Proposed Regulations). We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code. We are unable to predict whether any such legislative or regulatory changes or other proposals will ultimately be enacted or adopted. However, it is possible that a change in law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our units.
If for any reason we are taxable as a corporation in any taxable year, our items of income, gain, loss and deduction would be taken into account by us, in determining the amount of our liability for federal income tax, rather than being passed through to our unitholders. Our taxation as a corporation would materially reduce the cash available for distribution to unitholders and thus would likely substantially reduce the value of our units. Any distribution made to a unitholder at a time we are treated as a corporation would be (i) a taxable dividend to the extent of our current or accumulated earnings and profits, then (ii) a nontaxable return of capital to the extent of the unitholder's adjusted tax basis in its units (determined separately for each unit), and thereafter (iii) taxable capital gain.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

At December 31, 2015, we had over 100 primary facilities located in the United States and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission pipelines using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 13 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2015.
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

PART II.
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
Common Unit Data by Quarter

	Distributions Paid in the Quarter per Common Unit	Unit Price Range (a)
		High	Low
2015
First Quarter	$0.58875	$58.56	$49.13
Second Quarter	0.60125	55.95	45.51
Third Quarter	0.61375	52.49	38.25
Fourth Quarter	0.62625	47.98	36.21
2014
First Quarter	$0.54625	$51.00	$41.53
Second Quarter	0.55625	57.56	48.10
Third Quarter	0.56625	57.69	50.67
Fourth Quarter	0.57625	60.07	47.01
__________
(a) Unit prices represent the intra-day high and low price.
As of January 31, 2016, there were approximately 36 holders of record of our common units. A cash distribution to unitholders of $0.63875 per limited partner unit was declared on February 3, 2016 and is payable on February 26, 2016, which is a $0.0125 per limited partner unit increase over the cash distribution of $0.62625 per limited partner unit paid on November 25, 2015.

Unit Performance Graph
The following graph reflects the comparative changes in the value from January 1, 2011 through December 31, 2015 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	January 1, 2011	December 31,
		2011	2012	2013	2014	2015
Spectra Energy Partners	$100.00	$103.09	$107.06	$163.65	$214.63	$188.82
S&P 500 Stock Index	100.00	102.11	118.45	156.82	178.28	180.75
Alerian MLP Index	100.00	113.88	119.34	152.26	159.57	107.57
Distributions of Available Cash
General. Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date.
Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of February 3, 2016 is $0.63875 per limited partner unit, or $2.555 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 5,819,342 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. Our general partner contributed $11 million in 2015, $7 million in 2014 and $159 million in 2013 to maintain its 2% interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter, up to a maximum of 50%. The maximum incentive distribution right of 50% was achieved in 2015, 2014, and 2013. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on common units that it owns.

There will be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy. See Note 2 in the Notes to Consolidated Financial Statements for more information.
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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Unaudited)
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$2,455	$2,269	$1,965	$1,754	$1,746
Operating income	1,273	1,136	973	897	880
Net income—noncontrolling interests	40	23	16	15	15
Net income—controlling interests (a)	1,225	1,004	1,070	580	570
Limited Partner Unit Data
Net income per limited partner unit—basic and diluted (b)	$3.30	$2.84	$4.25	$1.69	$1.63
Distributions paid per limited partner unit	2.43	2.245	2.02125	1.93	1.845
_________

(a)	Includes a $354 million benefit related to the elimination of accumulated deferred income tax liabilities in 2013. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

(b)
Earnings related to the U.S. Assets Dropdown for periods prior to November 1, 2013 were allocated entirely to the general partner in calculating Net income per limited partner unit. See Note 7 of Notes to Consolidated Financial Statements for further discussion.

	December 31,
	2015	2014	2013	2012	2011
	(Unaudited) (in millions)
Balance Sheets
Total assets	$18,851	$17,778	$16,776	$13,871	$12,434
Long-term debt, less current maturities	5,845	5,134	5,160	3,091	2,062
Notes payable—affiliates	—	—	—	4,185	3,911

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
EXECUTIVE OVERVIEW
We reported net income from controlling interests of $1,225 million in 2015 compared with $1,004 million in 2014 mainly due to expansion projects, primarily on Texas Eastern, and higher transportation revenues due to higher tariff rates and volumes on the Express and Platte pipelines. Distributable cash flow was $1,205 million in 2015 compared with $1,055 million in 2014.
We increased our quarterly cash distribution each quarter in 2015, from $0.58875 per limited partner unit for the fourth quarter of 2014 which was paid in February 2015, to $0.63875 per unit for the fourth quarter of 2015 which is payable on February 26, 2016. We intend to increase our quarterly distribution by at least one and a quarter cents per unit each quarter through 2018. The declaration and payment of distributions is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints, our partnership agreement and other factors deemed relevant by our Board of Directors.
We invested $2.0 billion of capital and investment expenditures in 2015, including $1.7 billion of expansion and investment capital expenditures. We continue to foresee significant expansion capital spending over the next several years, with approximately $2.4 billion planned for 2016, excluding contributions from noncontrolling interests. We will rely upon cash flows from operations, including cash distributions received from our equity investments, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2016. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings and possibly unit issuances. We expect to maintain an investment-grade capital structure and liquidity profile that supports our strategic objectives. Therefore, we will continue to monitor market requirements and our liquidity, and make adjustments to these plans, as needed.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of December 31, 2015, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.
Our Strategy. Our strategy is to create superior and sustainable value for our investors, customers, employees and communities by delivering natural gas and crude oil infrastructure to premium markets.  We will grow our business through organic growth, greenfield expansions and strategic acquisitions, with a steadfast focus on safety, reliability, customer responsiveness and profitability.  We intend to accomplish this by:
•Building off the strength of our asset base.
•Maximizing that base through sector leading operations and service.
•Effectively executing the projects we have secured.
•Securing new growth opportunities that add value for our investors within each of our business segments.
•Expanding our value chain participation into complementary infrastructure assets.
Natural gas supply dynamics continue to rapidly change, and there is general recognition that natural gas can be an effective solution for meeting the energy needs of North America and beyond. This causes us to be optimistic about future growth opportunities.  Identified opportunities include growth in gas-fired power generation and industrial markets, LNG exports from North America, growth related to moving new sources of gas supplies to markets (including exports) and significant new liquids pipeline infrastructure. With our advantage of providing continuous access from leading supply regions through to the last mile of pipe in growing natural gas and crude oil markets, we expect to continue expanding our assets and operations to meet the evolving needs of our customers.
Crude oil supply dynamics continue to evolve as North American oil production has shifted from growth to decline. In recent years, growing North American crude oil production has displaced more expensive imports from overseas which drove increased demand for crude oil transportation and logistics. Although depressed global crude oil prices have resulted in declining North American oil production at this time, lower prices are also stimulating new demand which will also show up over the next couple years. This natural cycle along with the realization of significant crude oil resources in North America which has enabled the removal of the crude oil export ban allows us to remain confident about prospects for long-term growth in North American oil production and our ability to capture future opportunities to grow our crude oil pipeline business.
Successful execution of our strategy will depend on successfully maintaining our leadership as a safe and reliable operator and the successful execution of our capital projects. Continued growth and new opportunities will be determined by key factors, such as the continued production and the consumption of natural gas and crude oil within North America and our ability to provide creative solutions to meet the markets' evolving energy needs in both North America and beyond.
We continue to be actively engaged in the national discussions in both the United States and Canada regarding energy policy and have taken a lead role in shaping policy as it relates to pipeline safety and operations.
Significant Economic Factors For Our Business. Our regulated businesses are generally economically stable and are not significantly affected in the short-term by changing commodity prices. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy or prolonged decreases in the demand for crude oil and/or natural gas, all of which are beyond our control and could impair our ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. Lower overall economic output would reduce the volume of natural gas transmitted and gathered and processed at our plants, and the volume of crude oil transported, resulting in lower earnings and cash flows. This decline would primarily affect gathering revenues, potentially in the short term. Transmission revenues could be affected by long-term economic declines resulting in the non-renewal of long-term contracts at the time of expiration. Pipeline transmission and storage customers continue to renew most contracts as they expire.
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
Our key crude oil markets include the Rocky Mountain and Midwest states with growing connectivity to the Gulf Coast of the United States. Growth in our business is dependent on growing crude oil supply from North American sources and the ability of that supply to compete with imported crude oil from overseas. While the recent decline in crude oil prices has not adversely affected our existing crude oil pipeline business, it does adversely affect producers' ability to grow or even sustain current production. While we do expect oil prices to recover, the current low price environment will challenge the economic viability or need for any new significant infrastructure. As global demand for crude oil grows and with the ability to export crude, we do expect growth potential in North American to return. Sustained low oil prices could eventually have a negative impact on our current business and associated growth opportunities.
The shift to and increase in natural gas supply have resulted in declines in the price of natural gas in North America. As a result, a shift occurred to extraction of gas in richer, "wet" gas areas with higher natural gas liquids (NGL) content which depressed activity in "dry" fields like the Fayetteville Shale formation where our Ozark assets are located. This, in turn, contributed to a resulting over-supply of pipeline take-away capacity in these areas. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should supply and demand not come into balance, our businesses there may be subject to further possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. As a result, the value of storage assets and contracts has declined in recent years, negatively impacting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
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
Our interstate pipeline operations are subject to pipeline safety laws and regulations administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.
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
During the past few years, capital expansion projects have been exposed to cost pressures associated with the pricing of materials and challenges associated with ensuring the protection of our environment and continual safety enhancements to our facilities. We maintain a strong focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.
For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.

RESULTS OF OPERATIONS

	2015	2014	2013
	(in millions)
Operating revenues	$2,455	$2,269	$1,965
Operating expenses	1,182	1,133	992
Operating income	1,273	1,136	973
Earnings from equity investments	167	133	89
Other income and expenses, net	76	31	59
Interest expense	239	238	383
Earnings before income taxes	1,277	1,062	738
Income tax expense (benefit)	12	35	(348)
Net income	1,265	1,027	1,086
Net income—noncontrolling interests	40	23	16
Net income—controlling interests	$1,225	$1,004	$1,070

2015 Compared to 2014
Operating Revenues. The $186 million increase was driven by:

•	revenues from expansion projects, primarily on Texas Eastern and East Tennessee,

•	higher crude oil transportation revenues, as a result of increased tariff rates mainly on the Express pipeline and higher volumes on both the Express and Platte pipelines, and

•	higher recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	lower processing revenues primarily due to lower prices, net of higher volumes,

•	lower inventory settlement revenues due to sales of excess tank oil in 2014 and lower crude oil prices on the Express and Platte pipelines,

•
lower natural gas transportation revenues mainly from short-term firm and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm transportation on Algonquin, and

•	lower storage revenues due to lower rates.
Operating Expenses. The $49 million increase was driven mainly by:

•	higher electric power and other costs passed through to gas transmission customers,

•	a non-cash impairment charge on Ozark Gas Gathering,

•	higher operating costs, and

•	higher power costs due to higher usage, net of lower rates on the Express pipeline, partially offset by

•	lower ad valorem tax accruals,

•	lower employee benefit costs, and

•	lower project development costs.
Earnings from Equity Investments. The $34 million increase was mainly attributable to higher earnings from Sand Hills due to increased volumes and the dropdown of an additional 24.95% ownership interest in SESH in November 2014.
Other Income and Expenses, Net. The $45 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $1 million increase was driven mainly by higher average long-term debt balances, mostly offset by higher capitalized interest due to higher capital spending on expansion projects and lower average interest rates.

Income Tax Expense. The $23 million decrease mainly reflects a 2014 adjustment to deferred income tax liabilities, as a result of the final purchase price adjustments related to the acquisition of Express-Platte.
2014 Compared to 2013
Operating Revenues. The $304 million increase was driven by:

•	revenues from expansion projects, primarily on Texas Eastern,

•	the acquisition of Express-Platte in March 2013,

•	increased natural gas transportation revenues due to new contracts mainly on Texas Eastern and Algonquin,

•	higher crude oil transportation revenues for both Express and Platte pipelines mainly as a result of increased tariff rates and higher revenue volumes, and

•	higher processing revenues mainly due to volumes, partially offset by

•	a decrease in gas storage revenues due to lower rates.
Operating Expenses. The $141 million increase was driven mainly by:

•	operating costs from Express-Platte,

•	expansion projects, primarily on Texas Eastern,

•	higher allocated governance costs associated with the U.S. Assets Dropdown, and

•	higher depreciation on Express-Platte and expansion projects.
Earnings from Equity Investments. The $44 million increase was mostly attributable to higher earnings due to the continued ramp up of volumes on Sand Hills and Southern Hills.
Other Income and Expenses. The $28 million decrease was mainly attributable to lower AFUDC resulting from decreased capital spending on expansion projects.
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
Our U.S. Transmission business primarily provides transmission and storage of natural gas for customers in various regions of the northeastern and southeastern United States. Our Liquids business provides transportation of crude oil for customers in central United States and Canada.

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	2015	2014	2013
	(in millions)
U.S. Transmission	$1,599	$1,415	$1,279
Liquids	283	240	132
Total reportable segment EBITDA	1,882	1,655	1,411
Other	(66)	(64)	(27)
Total reportable segment and other EBITDA	1,816	1,591	1,384
Depreciation and amortization	295	288	262
Interest expense	239	238	383
Interest income and other	(5)	(3)	(1)
Earnings before income taxes	$1,277	$1,062	$738
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions)
Operating revenues	$2,087	$1,939	$148	$1,727	$212
Operating expenses
Operating, maintenance and other	680	647	33	594	53
Other income and expenses	192	123	69	146	(23)
EBITDA	$1,599	$1,415	$184	$1,279	$136

2015 Compared to 2014
Operating Revenues. The $148 million increase was driven by:

•	a $137 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $43 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $22 million decrease in processing revenues primarily due to lower prices, net of higher volumes,

•
an $8 million decrease in natural gas transportation revenues mainly from short-term firm and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm transportation on Algonquin, and

•	a $6 million decrease in storage revenues due to lower rates.
Operating Expenses. The $33 million increase was driven by:

•	a $43 million increase in electric power and other costs passed through to customers,

•	a $9 million increase due to a non-cash impairment charge on Ozark Gas Gathering, and

•	an $8 million increase in operating costs, net of employee benefit costs, partially offset by

•	a $21 million decrease in ad valorem tax accruals, and

•	a $5 million decrease from project development costs expensed in 2014.
Other Income and Expenses. The $69 million increase was mainly due to higher AFUDC from higher capital spending on expansion projects and higher equity earnings mainly due to the dropdown of an additional 24.95% interest in SESH in November 2014.

2014 Compared to 2013
Operating Revenues. The $212 million increase was driven by:

•	a $168 million increase due to expansion projects, primarily on Texas Eastern,

•	a $44 million increase due to higher natural gas transportation revenues due to new contracts mainly on Texas Eastern and Algonquin,

•	a $19 million increase due to higher processing revenues mainly due to volumes, and

•	a $7 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $25 million decrease in gas storage revenues due to lower rates.
Operating Expenses. The $53 million increase was driven by:

•	a $33 million increase from expansion projects, primarily on Texas Eastern,

•	a $10 million increase in operating costs mostly due to repairs and maintenance,

•	a $7 million increase in electric power and other costs passed through to customers, and

•	a $3 million increase from project development costs expensed in 2014.
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
Gas supply and demand dynamics continue to change as a result of the development of new non-conventional shale gas supplies. The increase in natural gas supply has resulted in declines in the price of natural gas in North America. As a result, a shift occurred to extraction of gas in richer, "wet" gas areas with higher NGL content which depressed activity in "dry" fields like the Fayetteville Shale formation where our Ozark assets are located. This, in turn, contributed to a resulting over-supply of pipeline take-away capacity in these areas. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should supply and demand not come into balance, our businesses there may be subject to further possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. The value of storage assets and contracts has declined in recent years, negatively affecting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Our interstate pipeline operations are subject to pipeline safety regulations administered by PHMSA of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.
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

Liquids

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions)
Operating revenues	$368	$330	$38	$238	$92
Operating expenses
Operating, maintenance and other	141	134	7	109	25
Other income and expenses	56	44	12	3	41
EBITDA	$283	$240	$43	$132	$108

Express pipeline revenue receipts, MBbl/d (a,b)	239	223	16	219	4
Platte PADD II deliveries, MBbl/d (b)	162	170	(8)	168	2
_________
(a)    Thousand barrels per day.
(b)    Data includes activity since March 14, 2013, the date of the acquisition of Express-Platte by Spectra Energy.
On October 30, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. Results presented herein include Express-Platte since March 14, 2013, the date of Spectra Energy's acquisition, and Sand Hills and Southern Hills through October 30, 2015, the date of Spectra Energy's acquisition.
2015 Compared to 2014
Operating Revenues. The $38 million increase in operating revenues was driven by:

•
a $54 million increase in crude oil transportation revenues, as a result of increased tariff rates mainly on the Express pipeline and higher volumes on both the Express and Platte pipelines, partially offset by

•	an $18 million decrease in inventory settlement revenues due to sales of excess tank oil in 2014 and lower crude oil prices on the Express and Platte pipelines.
Operating Expenses. The $7 million increase in operating expenses was primarily driven by higher ad valorem taxes and power costs.
Other Income and Expenses. The $12 million increase was primarily due to higher earnings from Sand Hills due to increased volumes, partially offset by the disposition of Sand Hills and Southern Hills on October 30, 2015.
2014 Compared to 2013
Operating Revenues. The $92 million increase in operating revenues was driven by:

•	a $68 million increase primarily due to the acquisition of Express-Platte, and

•	a $26 million increase in crude oil transportation revenues for both Express and Platte pipelines, as a result of increased tariff rates and higher revenue volumes.
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
Future earnings growth will be dependent on the success in renewing existing contracts or in securing new supply and market for all pipelines. This will require ongoing increases in supply of crude oil and continued access to attractive markets.

See Matters Affecting Future U.S. Transmission Results for discussions of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and PHMSA, which are also applicable to the Liquids segment.
Other

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions)
Operating expenses	$66	$64	$2	$27	$37
EBITDA	$(66)	$(64)	$(2)	$(27)	$(37)
2015 Compared to 2014
Operating Expenses. The $2 million increase was driven by higher direct costs, mostly offset by lower allocated governance costs.
2014 Compared to 2013
Operating Expenses. The $37 million increase was driven by higher allocated governance costs associated with the assets in the U.S. Assets Dropdown, which was effective on November 1, 2013, partially offset by related transaction costs.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	2015	2014	2013
	(in millions)
Net Income	$1,265	$1,027	$1,086
Add:
Interest expense	239	238	383
Income tax expense (benefit) (a)	12	35	(348)
Depreciation and amortization	295	288	262
Foreign currency loss	6	3	2
Less:
Interest income	1	—	1
EBITDA	1,816	1,591	1,384
Add:
Earnings from equity investments	(167)	(133)	(89)
Distributions from equity investments (b)	207	165	117
Non-cash impairment at Ozark Gas Gathering	9	—	—
Other	12	8	8
Less:
Interest expense	239	238	383
Equity AFUDC	76	33	58
Net cash paid for income taxes	12	6	—
Distributions to noncontrolling interests	31	29	19
Maintenance capital expenditures	314	270	228
Adjustment (c)	—	—	417
Distributable Cash Flow	$1,205	$1,055	$315
________
(a) Tax benefit in 2013 is due to the elimination of deferred income tax liabilities related to the U.S. Assets Dropdown.
(b) Excludes $403 million, $129 million, and $63 million of distributions from equity investments for the 2015, 2014, and 2013 periods, respectively.
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
Regulatory Accounting
We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, regulatory asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $326 million as of December 31, 2015 and $290 million as of December 31, 2014. Total regulatory liabilities were $25 million as of December 31, 2015 and $29 million as of December 31, 2014.
Annual Goodwill Impairment Test
We had goodwill balances of $3,232 million at December 31, 2015 and $3,244 million at December 31, 2014. The decrease in goodwill in 2015 was the result of foreign currency translation. See Note 9 of Notes to Consolidated Financial Statements for further discussion.
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
We performed either a quantitative assessment or a qualitative assessment for each of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2015 (our annual testing date). Based on that assessment, we determined that this condition, for each reporting unit, does not exist. As such, performing the first step of the two-step impairment test for these units was unnecessary. No triggering events occurred during the period from April 1, 2015 through December 31, 2015 that warranted re-testing for goodwill impairment.
Revenue Recognition
Revenues from the transmission, storage and gathering of natural gas, and from the transportation of crude oil are recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated revenues are immaterial.
LIQUIDITY AND CAPITAL RESOURCES
Known Trends and Uncertainties
As of December 31, 2015, we had negative working capital of $927 million. This balance includes commercial paper liabilities totaling $476 million, current maturities of long-term debt of $283 million, and a payable to an equity investment of $148 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for 2016. We have access to a revolving credit facility, with available capacity of $1.5 billion at December 31, 2015. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.
Cash flows from operations are fairly stable given that substantially all of our revenues and those of our equity investments are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity investments. The amount of cash distributed to us by our equity investments and the amount of cash we may be required to fund, is determined by our equity investments based on their operating cash flows and other factors as determined by their management. While we participate on the management committees of these equity investments, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity investments of $610 million in 2015, $294 million in 2014 and $180 million in 2013. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.
As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives. We will continue to monitor market requirements and our liquidity and make adjustments to these plans, as needed.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$1,522	$1,333	$1,029
Investing activities	(1,830)	(1,077)	(3,689)
Financing activities	336	(237)	2,733
Net increase in cash and cash equivalents	28	19	73
Cash and cash equivalents at beginning of the period	140	121	48
Cash and cash equivalents at end of the period	$168	$140	$121
Operating Cash Flows
Net cash provided by operating activities increased $189 million to $1,522 million in 2015 compared to 2014. This increase was driven primarily by:

•	higher earnings, partially offset by changes in working capital.
Net cash provided by operating activities increased $304 million to $1,333 million in 2014 compared to 2013. This increase was driven primarily by:

•	higher earnings in 2014, after adjusting for non-cash items primarily consisting of a $381 million change in deferred income taxes, partially offset by

•	changes in working capital.
Investing Cash Flows
Net cash flows used in investing activities increased $753 million to $1,830 million in 2015 compared to 2014. This increase was driven mainly by:

•	a $766 million net increase in capital and investment expenditures.
Net cash flows used in investing activities decreased $2,612 million to $1,077 million in 2014 compared to 2013. This decrease was driven mainly by:

•	a $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013,
•a $343 million net cash outlay for the acquisition of Express-Platte in 2013,

•	an $80 million increase in distributions received from equity investments in 2014, comprised mostly of a $99 million distribution from SESH with proceeds from a SESH debt offering,

•	a $71 million loan to an equity investment in 2013, and

•
a $58 million decrease in capital and investment expenditures in 2014. Capital and investment expenditures in 2014 included a $94 million investment in SESH, used by SESH to retire debt, partially offset by

•	$141 million of net proceeds from available-for-sale securities in 2013.

Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2015	2014	2013
	(in millions)
U.S. Transmission (a,b)	$1,952	$1,160	$1,000
Liquids (c)	55	81	299
Total consolidated	$2,007	$1,241	$1,299
_________

(a)	Excludes the $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013.

(b)	Excludes a $71 million loan to an equity investment in 2013.

(c)	Excludes the $343 million net cash outlay for the acquisition of Express-Platte in 2013.
Capital and investment expenditures for 2015 totaled $2,007 million and included $1,693 million for expansion projects, and $314 million for maintenance and other projects.
We project 2016 capital and investment expenditures of approximately $2.7 billion, including $2.4 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests. Given our objective of growth through acquisitions, we anticipate that we will continue to invest significant amounts of capital to acquire assets. Expansion capital expenditures may vary significantly based on investment opportunities.
On October 30, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, which will result in the reduction of any associated distribution payable to Spectra Energy, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
On November 4, 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy. Total consideration was 17,114 newly issued common units. In addition, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest. This is the last of three planned transactions related to the U.S. Assets Dropdown. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge. Total consideration was approximately 4.3 million newly issued common units and 86,000 general partner units to Spectra Energy. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
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

Expansion capital expenditures included several key projects placed into service in 2015, including:

•
Ohio Pipeline Energy Network (OPEN) - A 550 million cubic feet per day (MMcf/d) expansion of the Texas Eastern pipeline system consisting of new pipeline, a new compressor station and other associated facility upgrades. The project is designed to transport gas produced in the Utica Shale and Marcellus Shale to U.S. markets in the Midwest, Southeast and Gulf Coast. This project was placed in-service during the third quarter of 2015.

•
Uniontown to Gas City - The project provides shippers with 425 MMcf/d of firm transportation service from the supply-rich area west of Uniontown, Pennsylvania to a new delivery meter with Panhandle Eastern Pipe Line near Gas City, Indiana for further redelivery to markets in the Midwest. Five shippers combine to contract for the full 425 MMcf/d of capacity under the project. The project was placed in-service during the third quarter of 2015.

•
Bobcat Storage Expansion (Phase I and II) - The project as a whole is designed to expand the storage capacity and capabilities of Bobcat Gas Storage facility. Development of Cavern Well 5 increases the working gas capacity to 5.6 Bcf and was placed in-service during the fourth quarter of 2015.

•
SESH Dentville - Installation of a single compressor located near the SESH/Texas Eastern Interconnect to maintain deliveries from Texas Eastern into SESH with changing pressure profile on Texas Eastern due to mainline expansion projects. This project has an additional capacity range of 474 MMcf/d max, 102.2 MMcf/d min. The project was placed in-service during the fourth quarter of 2015.

Significant 2016 expansion projects expenditures are expected to include:

•
Algonquin Incremental Market (AIM) - A 342 MMcf/d expansion of the Algonquin system consisting of replacement pipeline, new pipeline, new and modified meter station facilities and additional compression at existing stations. The project is designed to transport gas from existing interconnects in New Jersey and New York to LDC markets in the northeast. In-service is scheduled by the second half of 2016.

•
Ozark Conversion - The project includes abandonment of portions of the Ozark Gas Transmission system from natural gas service and leasing of the abandoned lines to Magellan Midstream Partners, L.P. (Magellan) to transport approximately 75,000 barrels per day of refined products. Completion of Spectra's scope of work occurred during the third quarter of 2015. Completion of Magellan's scope of work and system in-service is expected during the first half of 2016.

•
Gulf Market Expansion - This Texas Eastern system expansion project connects growth markets (Gulf Coast LNG and industrials) with diverse, growing shale supply. The project consists of installing reverse-compression capability at six compressor stations to provide up to 650 MMcf/d. The project will be executed in two phases. Phase 1, due to go in-service in the second half of 2016, will provide north to south compression at five stations. Phase 2, due to go in-service in the second half of 2017, will provide north to south compression at one station and new compression at one existing compressor station and one new compressor stations.

•	Loudon Expansion - This project will provide a customer with 40,000 decatherms per day (Dth/d) of incremental capacity. The project is expected to be in-service during the second half of 2016.

•
Sabal Trail - A 1,100 MMcf/d of new capacity to access onshore shale gas supplies. Facilities include a new 465-mile pipeline, laterals and various compressor stations. This project is expected to be in-service by the first half of 2017.

•
Salem Lateral - An expansion of the Algonquin system for delivery of 115 MMcf/d of natural gas to the Footprint Salem Harbor Power Station in Salem, Massachusetts. In-service is scheduled by the second half of 2016.

•
Express Enhancement - This project will increase system capacity by 21,000 barrels per day. Facilities include the addition of tank storage at Hardisty, AB and Buffalo, MT and additional pumps at Buffalo, MT. The project is expected to be in-service during the second half of 2016.

Financing Cash Flows
Net cash provided by financing activities totaled $336 million in 2015 compared to $237 million used in financing activities in 2014. This $573 million change was driven mainly by:

•	$962 million of net issuances of long-term debt in 2015, compared to $441 million of net redemptions in 2014,

•	$431 million of net redemptions of commercial paper in 2015, compared to $569 million of net issuances in 2014

•	a $224 million increase in proceeds from issuances of units, and

•	a $103 million increase in contributions from noncontrolling interests, partially offset by

•	a $146 million increase in distributions to partners.
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
Significant Financing Activities—2015
Debt Issuances. On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
Common Unit Issuances. On November 4, 2015, we issued 17,114 common units in connection with the U.S. Assets Dropdown, valued at $1 million. In addition, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In March 2015, we entered into an equity distribution agreement under which we may sell and issue common units up to an aggregate offering price of $500 million, and in December 2015 we replaced the equity distribution agreement. The terms of this new equity distribution agreement are substantially similar to those in our previous agreements and allow us to sell and issue up to an aggregate offering price of $1 billion of common units. This at-the-market offering program allows us to offer and sell common units at prices deemed appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between the sales agent and us.
We issued 12 million common units to the public in 2015 under our at-the-market program, and approximately 245,000 general partner units to Spectra Energy. Total net proceeds were $557 million, including approximately $11 million of proceeds from Spectra Energy.
Significant Financing Activities—2014
Common Unit Issuances. In November 2014, we issued 4.3 million common units and 86,000 general partner units to Spectra Energy in connection with the U.S. Assets Dropdown, valued at $186 million. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this transaction.
In 2014, we issued 6.4 million common units to the public under our at-the-market program and 132,000 general partner units to Spectra Energy. Total net proceeds were $334 million, including $7 million of proceeds from Spectra Energy.
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
Available Credit Facility and Restrictive Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2015	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$476	$1,524
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
The credit agreements contain various covenants, including the maintenance of consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2015, we were in compliance with those covenants. In addition, the credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of us or of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to- Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2015 this ratio was 3.6 to 1.
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
We increased the quarterly cash distributions each quarter of 2015 from $0.58875 per limited partner unit for the fourth quarter of 2014 to $0.63875 per limited partner unit for the fourth quarter of 2015. The cash distribution for the fourth quarter of 2015 was declared on February 3, 2016 and is payable on February 26, 2016.

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
Other Financing Matters. We have an effective shelf registration statement on file with the SEC to register the issuance of unlimited amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner common units and various debt securities over time. This registration statement has $944 million available as of December 31, 2015.
Off Balance Sheet Arrangements
We do not have any off-balance sheet financing entities or structures, except for normal operating lease arrangements and financings entered into by equity investments. These debt obligations do not contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.
Contractual Obligations
We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Total Current Liabilities on the December 31, 2015 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Total Current Liabilities will be paid in cash in 2016.
Contractual Obligations as of December 31, 2015

	Payments Due by Period
	Total	2016	2017 & 2018	2019 & 2020	2021 & Beyond
	(in millions)
Long-term debt (a)	$9,139	$540	$1,799	$821	$5,979
Operating leases (b)	183	16	36	30	101
Purchase obligations (c)	2,227	198	114	150	1,765
Total contractual cash obligations	$11,549	$754	$1,949	$1,001	$7,845
_________

(a)	See Note 13 of Notes to Consolidated Financial Statements. Amounts include principal payments and estimated scheduled interest payments over the life of the associated debt.

(b)	See Note 16 of Notes to Consolidated Financial Statements.

(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks associated with interest rates and credit exposure. We have established comprehensive risk management policies to monitor and manage these market risks. Spectra Energy is responsible for the overall governance of managing our interest rate risk and credit risk, including monitoring exposure limits.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by us generally under park and loan services and no-notice services. Our principal customers for natural gas transmission and storage services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located throughout the United States. Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the United States. Other customers include oil producers and marketing entities. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector.
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
As of December 31, 2015, we had interest rate hedges in place for various purposes. We are party to “pay floating—receive fixed” interest rate swaps with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Based on a sensitivity analysis as of December 31, 2015, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2016 than in 2015, interest expense, net of offsetting interest income, would fluctuate by $16 million. Comparatively, based on a sensitivity analysis as of December 31, 2014, had short-term interest rates averaged 100 basis points higher (lower) in 2015 than in 2014, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $15 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, short-term investments, and cash and cash equivalents outstanding as of December 31, 2015 and 2014.
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
The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:
Houston, Texas

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. We also have audited the Partnership's internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-unit amounts)

	Years Ended December 31,
	2015	2014	2013
Operating Revenues
Transportation of natural gas	$1,858	$1,685	$1,470
Transportation of crude oil	357	302	224
Storage of natural gas and other	240	282	271
Total operating revenues	2,455	2,269	1,965
Operating Expenses
Operating, maintenance and other	750	690	603
Depreciation and amortization	295	288	262
Property and other taxes	137	155	127
Total operating expenses	1,182	1,133	992
Operating Income	1,273	1,136	973
Other Income and Expenses
Earnings from equity investments	167	133	89
Other income and expenses, net	76	31	59
Total other income and expenses	243	164	148
Interest Expense	239	238	383
Earnings Before Income Taxes	1,277	1,062	738
Income Tax Expense (Benefit)	12	35	(348)	(a)
Net Income	1,265	1,027	1,086
Net Income—Noncontrolling Interests	40	23	16
Net Income—Controlling Interests	$1,225	$1,004	$1,070
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$1,225	$1,004	$1,070
Less: General partner’s interest in net income	249	187	484	(b)
Limited partners’ interest in net income	$976	$817	$586
Weighted average limited partners units outstanding — basic and diluted	296	288	138
Net income per limited partner unit — basic and diluted	$3.30	$2.84	$4.25	(b)
Distributions paid per limited partner unit	$2.43	$2.245	$2.02125
_________

(a)	Includes a $354 million benefit related to the elimination of accumulated deferred income tax liabilities. See Note 6 for further discussion.

(b)
Earnings related to the U.S. Assets Dropdown for periods prior to November 1, 2013 were allocated entirely to the general partner in calculating Net income per limited partner unit. See Note 7 for further discussion.

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net Income	$1,265	$1,027	$1,086
Other comprehensive loss:
Foreign currency translation adjustments	(29)	(14)	(7)
Reclassification of cash flow hedges into earnings	(1)	(1)	(1)
Total other comprehensive loss	(30)	(15)	(8)
Total Comprehensive Income	1,235	1,012	1,078
Less: Comprehensive Income—Noncontrolling Interests	40	23	16
Comprehensive Income—Controlling Interests	$1,195	$989	$1,062

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$168	$140
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2015 and 2014)	272	306
Inventory	37	42
Fuel tracker	41	44
Other	26	23
Total current assets	544	555
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	904	1,589
Goodwill	3,232	3,244
Other	44	8
Total investments and other assets	4,180	4,841
Property, Plant and Equipment
Cost	17,491	15,594
Less accumulated depreciation and amortization	3,654	3,459
Net property, plant and equipment	13,837	12,135
Regulatory Assets and Deferred Debits	290	247
Total Assets	$18,851	$17,778

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$322	$246
Commercial paper	476	907
Taxes accrued	60	63
Interest accrued	72	60
Current maturities of long-term debt	283	36
Other	258	170
Total current liabilities	1,471	1,482
Long-term Debt	5,845	5,134
Deferred Credits and Other Liabilities
Deferred income taxes	38	37
Regulatory and other	151	119
Total deferred credits and other liabilities	189	156
Commitments and Contingencies
Equity
Partners’ Capital
Common units (285.1 million and 294.7 million units issued and outstanding at December 31, 2015 and 2014, respectively)	10,527	10,474
General partner units (5.8 million and 6.0 million units issued and outstanding at December 31, 2015 and 2014, respectively)	336	284
Accumulated other comprehensive loss	(50)	(20)
Total partners’ capital	10,813	10,738
Noncontrolling interests	533	268
Total equity	11,346	11,006
Total Liabilities and Equity	$18,851	$17,778

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,265	$1,027	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304	296	266
Deferred income tax expense (benefit)	3	27	(354)
Earnings from equity investments	(167)	(133)	(89)
Distributions from equity investments	160	131	97
Decrease (increase) in:
Receivables	8	(18)	(11)
Other current assets	5	(5)	(73)
Increase (decrease) in:
Accounts payable	27	6	96
Taxes accrued	(3)	19	6
Other current liabilities	(6)	(7)	50
Other, assets	(70)	(26)	(61)
Other, liabilities	(4)	16	16
Net cash provided by operating activities	1,522	1,333	1,029
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,883)	(1,081)	(1,019)
Investments in and loans to unconsolidated affiliates	(124)	(160)	(280)
Acquisitions, net of cash acquired	—	—	(2,553)
Distributions from equity investments	450	163	83
Distributions to equity investment	(248)	—	—
Purchases of held-to-maturity securities	(44)	(43)	(51)
Proceeds from sales and maturities of held-to-maturity securities	44	43	55
Purchases of available-for-sale securities	(95)	—	(5,865)
Proceeds from sales and maturities of available-for-sale securities	84	—	6,006
Loan to equity investment	—	—	(71)
Other changes in restricted funds	(14)	—	—
Other	—	1	6
Net cash used in investing activities	(1,830)	(1,077)	(3,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	994	—	2,287
Payments for the redemption of long-term debt	(32)	(441)	(46)
Net increase (decrease) in commercial paper	(431)	569	2
Proceeds from notes payable—affiliates	—	—	17
Distributions to noncontrolling interests	(31)	(29)	(19)
Contributions from noncontrolling interests	248	145	23
Proceeds from issuance of units	558	334	217
Distributions to partners	(961)	(815)	(266)
Contribution from parent	—	—	523
Other	(9)	—	(5)
Net cash provided by (used in) financing activities	336	(237)	2,733
Net increase in cash and cash equivalents	28	19	73
Cash and cash equivalents at beginning of the period	140	121	48
Cash and cash equivalents at end of the period	$168	$140	$121
Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$218	$232	$348
Cash paid for income taxes	12	6	—
Property, plant and equipment noncash accruals	140	94	74
Units issued as partial consideration for acquisitions	1	186	7,751
See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$5,483	$141	$3	$107	$5,734
Net income	987	83	—	16	1,086
Other comprehensive loss	—	—	(8)	—	(8)
Purchase price under net acquired assets in Express-Platte acquisition	20	—	—	—	20
Excess purchase price over net acquired assets in U.S. Assets Dropdown	(70)	(1)	—	—	(71)
Net transfer to parent	(4,224)	(133)	—	—	(4,357)
Attributed deferred tax benefit	—	33	—	—	33
Issuance of units	7,810	159	—	—	7,969
Distributions to partners	(225)	(41)	—	—	(266)
Contributions from noncontrolling interests	—	—	—	23	23
Distributions to noncontrolling interests	—	—	—	(19)	(19)
Other, net	(3)	—	—	—	(3)
December 31, 2013	9,778	241	(5)	127	10,141
Net income	817	187	—	23	1,027
Other comprehensive loss	—	—	(15)	—	(15)
Purchase price under net acquired assets in Express-Platte acquisition	10	—	—	—	10
Excess purchase price over net acquired assets in U.S. Assets Dropdown	(10)	—	—	—	(10)
Net transfer from parent	16	—	—	—	16
Attributed deferred tax benefit	—	16	—	2	18
Issuance of units	509	11	—	—	520
Distributions to partners	(644)	(171)	—	—	(815)
Contributions from noncontrolling interests	—	—	—	145	145
Distributions to noncontrolling interests	—	—	—	(29)	(29)
Other, net	(2)	—	—	—	(2)
December 31, 2014	10,474	284	(20)	268	11,006
Net income	976	249	—	40	1,265
Other comprehensive loss	—	—	(30)	—	(30)
Retirement of units	(794)	(15)	—	—	(809)
Consideration over net disposed assets	51	1	—	—	52
Attributed deferred tax benefit	—	39	—	8	47
Issuance of units	547	11	—	—	558
Distributions to partners	(728)	(233)	—	—	(961)
Contributions from noncontrolling interests	—	—	—	248	248
Distributions to noncontrolling interests	—	—	—	(31)	(31)
Other, net	1	—	—	—	1
December 31, 2015	$10,527	$336	$(50)	$533	$11,346

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity investments, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of December 31, 2015, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 78% of us and the remaining 22% was publicly owned.
Basis of Presentation. The accompanying Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances.
In August 2013, we acquired a 40% ownership interest in the U.S. portion of the Express-Platte crude oil pipeline system (Express US) and a 100% ownership interest in the Canadian portion of the pipeline system (Express Canada) (collectively, Express-Platte) from subsidiaries of Spectra Energy (the Express-Platte acquisition). In November 2013, we acquired substantially all of Spectra Energy's U.S. transmission, storage and liquid assets, including Spectra Energy's remaining 60% interest in Express US (the U.S. Assets Dropdown).
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in Southeast Supply Header, LLC (SESH) and an additional 1% interest in Steckman Ridge, LP (Steckman Ridge) from Spectra Energy.
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
Foreign Currency Translation. The Canadian dollar has been determined to be the functional currency of Express Canada based on an assessment of the economic circumstances of those operations. Assets and liabilities of Express Canada are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Other Comprehensive Loss on the Consolidated Statements of Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction losses totaled $6 million, $3 million, and $2 million in 2015, 2014, and 2013 respectively and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations.
Revenue Recognition. Revenues from the transmission, storage and gathering of natural gas, and from the transportation of crude oil are generally recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2015, 2014 or 2013. We also have certain customer contracts with billed amounts that decline annually over the terms of the contracts. Differences between the amounts billed and recognized are deferred on the Consolidated Balance Sheets.
Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. AFUDC is capitalized as a component of Property, Plant and Equipment - Cost in the Consolidated Balance Sheets, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. The total amount of AFUDC included in the Consolidated Statements of Operations was $95 million in 2015 (an equity component of $76 million and an interest expense component of $19 million), $42 million in 2014 (an equity component of $33 million and an interest expense component of $9 million) and $96 million in 2013 (an equity component of $58 million and an interest expense component of $38 million).

Income Taxes. As a result of our MLP structure, we are not subject to federal income tax. Our federal taxable income or loss is reported on the respective income tax returns of our partners. However, we are subject to Canadian income tax and Tennessee and New Hampshire income tax. Spectra Energy Partners is liable to Spectra Energy for Texas income (margin) tax under a tax sharing agreement. As of December 31, 2015, the difference between the tax basis and the reported amounts of Spectra Energy Partners’ assets and liabilities is $13.4 billion.
We are subject to cost-based regulation and consequently record a regulatory tax asset in connection with the tax gross up of AFUDC equity. The corresponding deferred tax liability is recognized as an Attributed Deferred Tax Benefit in the Consolidated Statements of Equity since we are a pass-through entity.
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents, except for the investments that were pledged as collateral against long-term debt as discussed in Note 13 and any investments that are considered restricted funds.
Inventory. Inventory consists of natural gas retained from shippers for fuel and also includes materials and supplies. Natural gas is recorded at the lower of cost or market. Materials and supplies are recorded at cost, using the average cost method.
Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of certain imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Receivables include $36 million and $68 million as of December 31, 2015 and December 31, 2014, respectively, and Other Current Liabilities include $32 million and $59 million as of December 31, 2015 and December 31, 2014, respectively, related to all gas imbalances. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.
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

Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2015, 2014 or 2013. See Note 9 for further discussion.
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
Property, Plant and Equipment. Property, plant and equipment is stated at historical cost less accumulated depreciation. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes, administrative and general costs, and the cost of funds used during construction. The costs of renewals and betterments that extend the useful life or increase the expected output of property, plant and equipment are also capitalized. The costs of repairs, replacements and major maintenance projects that do not extend the useful life or increase the expected output of property, plant and equipment are expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method.
When we retire property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units, or retire or sell certain non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.
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

We recorded a $9 million non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) in the first quarter of 2015 included in Operating, Maintenance and Other on the Consolidated Statements of Operations.
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
Segment Reporting. Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no such aggregation within our defined business segments. A description of our reportable segments consistent with how business results are reported internally to management, and the disclosure of segment information is presented in Note 4.
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
Distributions from Equity Investments. We consider distributions received from equity investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classify these amounts as Cash Flows from Operating Activities within the accompanying Consolidated Statements of Cash Flows. Cumulative distributions received in excess of cumulative equity in earnings subsequent to the date of investment are considered to be a return of investment and are classified as Cash Flows from Investing Activities.
New Accounting Pronouncements. The following new Accounting Standards Updates (ASUs) were adopted during 2015 and the effects of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. We have adopted the provisions of this ASU as of December 31, 2015. The adoption of this ASU resulted in the retrospective adjustment of the December 31, 2014 Consolidated Balance Sheet, which resulted in the presentation of $15 million of debt issuance cost previously reported in Regulatory Assets and Deferred Debits as a reduction of Long-term Debt on our Consolidated Balance Sheet. In addition, $21 million of debt issuance costs are presented as a reduction of Long-term Debt on our December 31, 2015 Consolidated Balance Sheet.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force),” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15,

2015, and interim periods within those fiscal years and will be applied retrospectively. We have adopted the provisions of this ASU as of December 31, 2015. The effect of this ASU on our consolidated statements of operations for the year ended December 31, 2013 was a change in our net income per limited partner unit from $7.15 to $4.25.

Pending. The following new ASUs have been issued but not yet adopted:

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for us January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This ASU is effective for us January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In July 2015, the FASB decided to defer the effective date of the revenue standard ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” for one year and to permit entities to early adopt the standard as of the original effective date. ASU No. 2014-09 supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the classification and measurement of financial instruments. Changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for us beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating this ASU and its potential impact on us.

There were no significant accounting pronouncements adopted in 2014 or 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.
2. Acquisitions and Dispositions
U.S. Assets Dropdown. In November 2013, we completed the closing of substantially all of the U.S. Assets Dropdown, excluding a 25.05% ownership interest in SESH and a 1% ownership interest in Steckman Ridge. Consideration to Spectra Energy for the 2013 closing included $2.3 billion in cash, assumption (indirectly by acquisition of the contributed entities) of approximately $2.4 billion of third-party indebtedness of the contributed entities, 167.6 million newly issued limited partner units and 3.4 million newly issued general partner units.
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge from Spectra Energy. Total consideration was approximately 4.3 million newly issued common units. Also, in connection with this transaction, we issued approximately 86,000 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
On November 4, 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy. Total consideration was 17,114 newly issued common units (valued at $1 million). This is the last of three planned transactions related to the U.S. Assets Dropdown. Also, in connection with this transaction, we issued 342 of general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.

The contributed assets provide transportation and storage of natural gas, crude oil and natural gas liquids (NGLs) for customers in various regions of the U.S. and in Alberta, Canada. The contributed assets included in the U.S. Assets Dropdown consisted of:

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
Pro forma results of operations reflecting the acquisition of Express-Platte as if the acquisition had occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.
Disposition. On October 30, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, which will result in the reduction of distributions payable to Spectra Energy for the related units retired. Additional consideration consisted of a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018. This transfer of assets between entities under common control is included as a non-cash transaction in the Consolidated Statements of Cash Flows.
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
Transactions with affiliates are summarized in the tables below:
Consolidated Statements of Operations

	2015	2014	2013
	(in millions)
Operating revenues	$53	$88	$58
Operating, maintenance and other expenses	457	317	252
Interest expense	—	—	222
We are party to an agreement with DCP Midstream, LLC (DCP Midstream), an equity investment of Spectra Energy, in which DCP Midstream processes certain of our customers' gas to meet quality specifications in order to be transported on our system. DCP Midstream processes the gas and sells the NGLs that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We recognized revenues of $46 million, $79 million and $48 million in 2015, 2014 and 2013, respectively, related to those services, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
We recorded natural gas transmission revenues from DCP Midstream and its affiliates totaling $4 million in 2015 and $7 million in both 2014 and 2013, classified as Transportation of Natural Gas in our Consolidated Statements of Operations.
In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $3 million in 2015, $2 million in 2014 and $3 million in 2013, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
Consolidated Balance Sheets

	December 31,
	2015	2014
	(in millions)
Receivables	$17	$—
Current assets — other	3	3
Property, plant and equipment	51	40
Accounts payable	45	61
Current liabilities — other	152	—

Gulfstream. During the third quarter of 2015, Gulfstream issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million of proceeds to us, classified as Cash Flows from Investing Activities - Distributions from Equity Investments, of which we contributed $248 million back to Gulfstream in 2015, classified as Cash

Flows from Investing - Distributions to Equity Investment, as the current debt matured, and of which we plan to contribute the remaining $148 million in the first half of 2016. At December 31, 2015, our Consolidated Balance Sheets include $148 million in Current Liabilities - Other related to this matter.
SESH. In 2014, SESH issued unsecured debt of $400 million to fund the repayment of its current debt. SESH distributed $99 million of proceeds to us, classified as Cash Flows from Investing Activities - Distributions from Equity Investments, of which we contributed $94 million back to SESH during 2014, classified as Cash Flows from Investing Activities - Investments in and Loans to Unconsolidated Affiliates, as the current debt matured.
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
Liquids provides transportation of crude oil. The Express-Platte pipeline system is a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB). We owned direct one-third ownership interests in Sand Hills and Southern Hills until October 30, 2015.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income, are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.

Business Segment Data

	Total Revenues	Segment EBITDA/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures (a,b)	Assets
	(in millions)
2015
U.S. Transmission	$2,087	$1,599	$264	$1,952	$17,050
Liquids	368	283	31	55	1,778
Total	2,455	1,882	295	2,007	18,828
Other	—	(66)	—	—	23
Depreciation and amortization	—	295	—	—	—
Interest expense	—	239	—	—	—
Interest income and other	—	(5)	—	—	—
Total consolidated	$2,455	$1,277	$295	$2,007	$18,851
2014
U.S. Transmission	$1,939	$1,415	$256	$1,160	$15,174
Liquids	330	240	32	81	2,567
Total	2,269	1,655	288	1,241	17,741
Other	—	(64)	—	—	37
Depreciation and amortization	—	288	—	—	—
Interest expense	—	238	—	—	—
Interest income and other	—	(3)	—	—	—
Total consolidated	$2,269	$1,062	$288	$1,241	$17,778
2013
U.S. Transmission	$1,727	$1,279	$241	$1,000	$14,165
Liquids	238	132	21	299	2,604
Total	1,965	1,411	262	1,299	16,769
Other	—	(27)	—	—	7
Depreciation and amortization	—	262	—	—	—
Interest expense	—	383	—	—	—
Interest income and other	—	(1)	—	—	—
Total consolidated	$1,965	$738	$262	$1,299	$16,776
________

(a)	Excludes the $2,210 million net cash outlay for the U.S. Assets Dropdown in 2013 and the $343 million cash outlay for the acquisition of Express-Platte in 2013.

(b)	Excludes a $71 million loan to an equity investment in 2013.

Geographic Data

	U.S.	Canada	Consolidated
	(in millions)
2015
Consolidated revenues	$2,383	$72	$2,455
Consolidated long-lived assets	18,104	203	18,307
2014
Consolidated revenues	$2,205	$64	$2,269
Consolidated long-lived assets	16,987	236	17,223
2013
Consolidated revenues	$1,919	$46	$1,965
Consolidated long-lived assets	15,957	254	16,211
5. Regulatory Matters
We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.
The following items are reflected in the consolidated balance sheets. All regulatory assets and liabilities are excluded from rate base unless otherwise noted below.

	Recovery/Refund Period Ends	December 31,
		2015	2014
		(in millions)
Regulatory Assets (a)
Regulatory asset related to income taxes (b)	Various	$221	$174
Vacation accrual	Various	19	19
Deferred debt expense/premium (c)	Various	23	31
Asset retirement obligations	Various	2	2
Under-recovery of fuel costs (d,e)	2016	41	44
Project development costs (c)	2036	9	10
Other (c)	2017	11	10
Total Regulatory Assets		$326	$290
Regulatory Liabilities
Removal costs (c,g)	Various	—	3
Over-recovery of fuel costs (e,f)	2016	1	1
Pipeline rate credit (g)	Life of associated liability	24	25
Total Regulatory Liabilities		$25	$29
 ________
(a)Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)    Relates to tax gross-up of the AFUDC equity portion. All amounts are expected to be included in future rate filings.
(c)    All or a portion of the balance is included in rate base.
(d)    Included in Fuel Tracker.

(e)	Includes amounts settled in cash annually through transportation rates in accordance with FERC gas tariffs.
(f)    Included in Other Current Liabilities.
(g)    Included in Deferred Credits and Other Liabilities.

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

7. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	2015	2014	2013
	(in millions, except per-unit amounts)
Net income—controlling interests (a)	$1,225	$1,004	$1,070
Less:
General partner’s interest in net income — 2%	24	20	21
General partner’s interest in net income attributable to incentive distribution rights (b)	225	167	463
Limited partners’ interest in net income	$976	$817	$586
Weighted average limited partner units outstanding — basic and diluted	296	288	138
Net income per limited partner unit — basic and diluted (b)	$3.30	$2.84	$4.25
________

(a)	Includes a $354 million benefit in 2013 related to the elimination of accumulated deferred income tax liabilities. See Note 6 for further discussion.

(b)	Earnings related to the U.S. Assets Dropdown for periods prior to November 1, 2013 were allocated entirely to the general partner in calculating Net income per limited partner unit.
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units. A cash distribution of $0.63875 per limited partner unit was declared on February 3, 2016 and is payable on February 26, 2016 to unitholders of record at the close of business on February 15, 2016.
There will be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy. See Note 2 for more information.
8. Investments in and Loans to Unconsolidated Affiliates
Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2015 and 2014, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets. We received distributions from our equity investments of $610 million in 2015, $294 million in 2014 and $180 million in 2013. Cumulative undistributed earnings from equity investments totaled $5 million at December 31, 2015. There were no cumulative undistributed earnings from equity investments at December 31, 2014.
U.S. Transmission. Investments are comprised of a 50% interest in Gulfstream, a 50% interest in SESH and a 50% interest in Steckman Ridge.
We have a loan outstanding to Steckman Ridge in connection with the construction of its storage facilities. The loan carries market-based interest rates and is due the earlier of October 1, 2023 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at both December 31, 2015 and 2014.
Liquids. Investments were comprised of 33.3% interests in Sand Hills and Southern Hills. The Sand Hills and Southern Hills pipelines were placed in service in the second quarter of 2013 and acquired by Spectra Energy in the fourth quarter of 2015.
Investments in and Loans to Unconsolidated Affiliates

	December 31,
	2015	2014
	(in millions)
U.S. Transmission	$904	$843
Liquids	—	746
Total	$904	$1,589

Earnings from Equity Investments

	2015	2014	2013
	(in millions)
U.S. Transmission	$112	$90	$87
Liquids	55	43	2
Total	$167	$133	$89
Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)
Statements of Operations

	2015			2014			2013
	Gulfstream	Other	Total	Gulfstream	Other	Total	Gulfstream	Other	Total
	(in millions)
Operating revenues	$276	$426	$702	$275	$373	$648	$274	$210	$484
Operating expenses	69	160	229	74	153	227	69	118	187
Operating income	207	266	473	201	220	421	205	92	297
Net income	131	249	380	131	197	328	135	70	205

 Balance Sheets

	December 31, 2015			December 31, 2014
	Gulfstream	Other	Total	Gulfstream	Other	Total
	(in millions)
Current assets	$377	$57	$434	$92	$115	$207
Non-current assets	1,683	1,355	3,038	1,720	3,576	5,296
Current liabilities	325	20	345	520	101	621
Non-current liabilities	1,140	537	1,677	650	542	1,192
Equity	$595	$855	$1,450	$642	$3,048	$3,690
9. Goodwill
The following table presents activity within goodwill based on a segment basis:

	U.S. Transmission	Liquids	Total Goodwill

	(in millions)
December 31, 2013	$2,732	$483	$3,215
Acquisition of Express-Platte (a)	—	37	37
Foreign currency translation	—	(8)	(8)
December 31, 2014	2,732	512	3,244
Foreign currency translation	—	(12)	(12)
December 31, 2015	$2,732	$500	$3,232
_______

(a)	See Note 2 for discussion of the acquisition of Express-Platte and adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.

10. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore, we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and acquisitions, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or HTM marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.
AFS Securities. As of December 31, 2015, we had $11 million of AFS securities outstanding. These investments are restricted funds related to certain construction projects. We had no AFS securities outstanding as of December 31, 2014.
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
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at December 31, 2015.
HTM Securities. All of our HTM securities held at December 31, 2015 are restricted funds. We had $3 million of money market securities classified as Current Assets - Other on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014. These securities are restricted pursuant to certain Express-Platte debt agreements.
At December 31, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at December 31, 2015.
Interest income. We had interest income of $1 million in both 2015 and 2013, which is included in Other Income and Expenses, Net on the Consolidated Statements of Operations. We had no interest income in 2014.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $14 million at December 31, 2015 classified as Investments and Other Assets - Other on the Consolidated Balance Sheets. These restricted funds are related to certain construction projects. Changes in restricted balances are presented within Cash Flows from Investing Activities on our Consolidated Statements of Cash Flows.

11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2015	2014
	(years)	(in millions)
Plant
Natural gas transmission	2-100	$12,424	$11,516
Natural gas storage	17-122	1,617	1,546
Gathering and processing facilities	10-40	3	12
Crude oil transportation and storage	25-75	1,206	1,169
Land rights and rights of way	20-122	474	439
Other buildings and improvements	10-50	37	35
Equipment	3-60	80	80
Vehicles	3-15	12	11
Land	—	71	71
Construction in process	—	1,484	664
Software	2-15	12	9
Other	5-82	71	42
Total property, plant and equipment		17,491	15,594
Total accumulated depreciation		(3,533)	(3,347)
Total accumulated amortization		(121)	(112)
Total net property, plant and equipment		$13,837	$12,135
We had no capital leases at December 31, 2015 or December 31, 2014.
Almost 85% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2% for 2015, 2014 and 2013.

Amortization expense of intangible assets totaled $10 million in both 2015 and 2014 and $7 million in 2013. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense

(in millions)
2016	$9
2017	9
2018	9
2019	8
2020	8
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

AROs are adjusted each period for liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. 2015 revisions mainly include a reduction in the remaining estimated life of certain Texas Eastern offshore facilities, and resulted in a net increase to ARO liabilities of $27 million.
Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2015	2014
	(in millions)
Balance at Beginning of year	$20	$17
Accretion expense	1	1
Revisions in estimated cash flows	27	2
Balance at the end of the year (a)	$48	$20
_________

(a)	Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.
13. Debt and Credit Facility
Summary of Debt and Related Terms

	December 31,
	2015	2014
	(in millions)
Spectra Energy Partners, LP 2.95% senior unsecured notes due June 2016	$250	$250
Spectra Energy Partners, LP 2.95% senior unsecured notes due September 2018	500	500
Spectra Energy Partners, LP variable-rate senior unsecured term loan due November 2018	400	400
Spectra Energy Partners, LP 4.60% senior unsecured notes due June 2021	250	250
Spectra Energy Partners, LP 4.75% senior unsecured noted due March 2024	1,000	1,000
Spectra Energy Partners, LP 3.50% senior unsecured noted due March 2025	500	—
Spectra Energy Partners, LP 5.95% senior unsecured notes due September 2043	400	400
Spectra Energy Partners, LP 4.50% senior unsecured notes due March 2045	500	—
Texas Eastern 6.00% senior unsecured notes due September 2017	400	400
Texas Eastern 4.13% senior unsecured notes due December 2020	300	300
Texas Eastern 2.80% senior unsecured notes due October 2022	500	500
Texas Eastern 7.00% senior unsecured notes due July 2032	450	450
Algonquin 3.51% senior unsecured notes due July 2024	350	350
East Tennessee Natural Gas, LLC 3.10% senior unsecured notes due December 2024	200	200
Express-Platte 6.09% senior secured notes due January 2020	110	110
Express-Platte 7.39% subordinated secured notes due 2015 to 2019	42	74
Long-term debt principal (including current maturities)	6,152	5,184
Change in fair value of debt hedged	9	4
Unamortized debt discount, net	(12)	(3)
Unamortized debt expenses	(21)	(15)
Commercial paper (a)	476	907
Total debt	6,604	6,077
Current maturities of long-term debt	(283)	(36)
Commercial paper (b)	(476)	(907)
Total long-term debt	$5,845	$5,134
_________
(a)The weighted-average days to maturity were 13 days as of December 31, 2015 and 11 days as of December 31, 2014.

(b)	Weighted-average rates outstanding on commercial paper were 0.96% as of December 31, 2015 and 0.49% as of December 31, 2014.

Unsecured Debt. On March 12, 2015, we issued $1.0 billion aggregate principal amount of senior unsecured notes, comprised of $500 million of 3.50% senior notes due in 2025 and $500 million of 4.50% senior notes due in 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
Term Loan Agreement. In 2013, we entered into and borrowed $400 million under a senior unsecured five-year term loan agreement. A portion of the proceeds was used in connection with the U.S. Assets Dropdown.
Secured Debt. Secured debt, totaling $152 million as of December 31, 2015, includes project financings for Express-Platte. The notes are secured by the assignment of the Express-Platte transportation receivables and by the Canadian portion of the Express-Platte pipeline system assets.
Floating Rate Debt. Debt included approximately $876 million of floating-rate debt as of December 31, 2015 and $1,307 million as of December 31, 2014. The weighted average interest rate of borrowings outstanding that contained floating rates was 1.22% at December 31, 2015 and 0.74% at December 31, 2014.
Annual Maturities

December 31, 2015
(in millions)
2016	$280
2017	412
2018	900
2019	—
2020	410
Thereafter	4,150
Total long-term debt, including current maturities (a)	$6,152
_________
(a)Excludes commercial paper of $476 million.
We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.
Credit Facility

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2015	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$476	$1,524
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2015, this ratio was 3.6 to 1.

14. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

	Consolidated Balance Sheet Caption	December 31, 2015
Description		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$112	$—	$112	$—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	14	—	14	—
Total Assets		$137	$—	$137	$—

	Consolidated Balance Sheet Caption	December 31, 2014
Description		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$43	$—	$43	$—
Interest rate swaps	Investments and other assets — other	5	—	5	—
Total Assets		$48	$—	$48	$—
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

	December 31, 2015		December 31, 2014
Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,152	5,906	5,184	5,554
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
During the 2015 and 2014 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

15. Risk Management and Hedging Activities
Interest Rate Swaps. Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income in 2015, 2014 or 2013.
At December 31, 2015, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These interest rate swaps expire in 2018 and thereafter. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	December 31, 2015			December 31, 2014
	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$14	$—	$14	$5	$—	$5

Our floating-to-fixed interest rate swaps expired or were terminated in 2011 in conjunction with the pay down of our credit facility and were designated and qualified as cash flow hedges. The reclassifications from Other Comprehensive Income into income on derivatives are as follows:

Derivatives	Consolidated Statements of Operations Caption	2015	2014	2013
		(in millions)
Interest rate swaps	Interest expense	$(1)	$(1)	$(1)

Foreign Currency Risk. We are exposed to minimal foreign currency risk from our Express Canada operations.
Credit Risk. Our principal customers for natural gas transmission and storage services are local distribution companies, industrial end-users, and natural gas marketers located throughout the United States and Canada. Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the United States. Other customers include oil producers and marketing entities. We have concentrations of receivables from these sectors throughout these regions. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits, or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.
16. Commitments and Contingencies
General Insurance
We are insured through Spectra Energy’s master insurance program for insurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Our insurance program includes: (1) commercial general and excess liability insurance for liabilities to third parties for bodily injury and property damage resulting from our operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) directors and officers liability insurance; and (5) onshore replacement value property insurance, including machinery breakdown, business interruption and extra expense. All coverages are subject to certain deductibles, terms, exclusions, and conditions common for companies with similar types of operations.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of December 31, 2015 or 2014 related to litigation.
Operating Lease Commitments
We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Net Income was $23 million in 2015, $21 million in 2014 and $21 million in 2013, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancellable terms of more than one year. We had no capital lease commitments at December 31, 2015.

Long-term Operating Leases
(in millions)
2016	$16
2017	18
2018	18
2019	16
2020	14
Thereafter	101
Total future minimum lease payments	$183
17. Issuances of Common Units
On November 4, 2015, we issued 17,114 common units in connection with the U.S. Assets Dropdown, valued at $1 million. In addition, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
In November 2014, we issued 4.3 million common units and 86,000 general partner units to Spectra Energy in connection with the U.S. Assets Dropdown, valued at $186 million. See Note 2 for further discussion of this transaction.

We have entered into equity distribution agreements for our at-the-market offering program, pursuant to which we may offer and sell, through sales agents, common units representing limited partner interests at prices we deem appropriate having aggregate offering prices ranging from $400 million to up to $1 billion. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange (NYSE), in block transactions, or as otherwise agreed to between the sales agent and us. We intend to use the net proceeds from sales under the program for general partnership purposes, which may include debt repayment, future acquisitions and capital expenditures.
During the year ended December 31, 2015, we issued 12 million common units to the public under this program, and approximately 245,000 general partner units to Spectra Energy. Total net proceeds were $557 million, including approximately $11 million of proceeds from Spectra Energy.
During the year ended December 31, 2014, we issued 6.4 million common units to the public under this program, and 132,000 general partner units to Spectra Energy. Total net proceeds were $334 million, including $7 million of proceeds from Spectra Energy.
We issued 0.6 million common units to the public in 2013 under this program for total net proceeds of $24 million.
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
18. Equity-Based Compensation
Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We did not award phantom units in 2015, 2014 or 2013. There were 7,500 units vested in 2015. There were no units vested in 2014 and 2013.

Phantom Unit Awards
Outstanding at December 31, 2014	7,500
Granted	—
Vested	(7,500)
Forfeited	—
Outstanding at December 31, 2015	—
Awards expected to vest	—
We account for the phantom units as liability awards. Compensation expense for these awards was not significant in 2015, 2014 or 2013.

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2015
Operating revenues	$606	$603	$612	$634	$2,455
Operating income	311	322	319	321	1,273
Net income	301	316	331	317	1,265
Net income — controlling interests	293	307	321	304	1,225
Net income per limited partner unit (a)	0.80	0.83	0.85	0.82	3.30
2014
Operating revenues	$581	$531	$558	$599	$2,269
Operating income	308	249	280	299	1,136
Net income	246	220	271	290	1,027
Net income — controlling interests	242	215	264	283	1,004
Net income per limited partner unit (a)	0.70	0.59	0.75	0.79	2.84

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
Board of Directors and Officers
The Board of Directors of the General Partner currently has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s Board of Directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of the General Partner has established an audit committee (the Audit Committee) and a conflicts committee (the Conflicts Committee) to address conflict situations. The Audit Committee consists of Nora Mead Brownell, Fred J. Fowler and J.D. Woodward, III, and the Conflicts Committee consists of Nora Mead Brownell and J.D. Woodward, III.
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

Name	Age	Position with Spectra Energy Partners GP, LLC
Gregory L. Ebel	51	President, Chief Executive Officer and Chairman
J. Patrick Reddy	63	Chief Financial Officer
Reginald D. Hedgebeth	48	General Counsel
Fred J. Fowler	69	Director
Dorothy M. Ables	58	Director
Nora Mead Brownell	68	Director
Julie A. Dill	56	Director
J.D. Woodward, III	66	Director
William T. Yardley	51	Director
Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.
Gregory L. Ebel was appointed President, Chief Executive Officer and Chairman of the Board of Spectra Energy Partners GP, LLC in November 2013. He is also Chairman, President and Chief Executive Officer of Spectra Energy. Mr. Ebel served as Group Executive and Chief Financial Officer of Spectra Energy from January 2007 until assuming his current position at Spectra Energy in January 2009. Prior to that time, Mr. Ebel served as President of Union Gas Limited from January 2005 until January 2007, and Vice President, Investor & Shareholder Relations of Duke Energy from November 2002 until January 2005. Mr. Ebel joined Duke Energy in March 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel also serves on the Board of Directors for DCP Midstream, LLC, a joint venture between Spectra Energy and Phillips 66, and also on the Board of Directors for the The Mosaic Company. He is a member of the National Petroleum Council, an oil and natural gas advisory committee to the U.S. Secretary of Energy, and former chair of the Interstate Natural Gas Association of America. Mr. Ebel was selected to serve as Chairman of Spectra Energy Partners GP, LLC because he serves as President and Chief Executive Officer and has served in a variety of senior management positions at Spectra Energy.
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
Fred J. Fowler was appointed to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008, a position he held until November 1, 2013. Mr. Fowler serves on our Audit Committee. He retired as President and Chief Executive Officer of Spectra Energy in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler also serves on the Board of Directors of EnCana Corp and Pacific Gas and Electric Company. Mr. Fowler was elected to serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.
Dorothy M. Ables was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in December 2013. She was named Chief Administrative Officer for Spectra Energy in November 2008, responsible for the company's human resources, information technology, supports services and community relations functions. Prior to then, she served as Spectra

Energy's Vice President of Audit Services and Chief Ethics and Compliance Officer from 2007. Ms. Ables was appointed to the board because of her broad leadership experience with the company's natural gas transmission business, primarily in the strategic planning and financial areas and the areas of information technology, human resources, community relations and public affairs.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2015.
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
Conflicts Committee
The Board of Directors has a standing Conflicts Committee, which is comprised of Nora Mead Brownell and J.D. Woodward, III. The Conflicts Committee reviews specific matters that the Board of Directors believes may involve conflicts of interest. The Conflicts Committee will determine if the resolution of the conflict of interest is in the best interest of our partnership. The members of the Conflicts Committee may not be officers, employees or security holders of the General Partner, or directors, officers or employees of its affiliates. Any matters approved by the Conflicts Committee in good faith will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by the General Partner of any duties it may owe us or our unitholders.
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
Communications by Unitholders
Unitholders and other interested parties may communicate with any and all members of the Board of Directors, including non-management directors, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the Board of Directors or any committee of the Board of Directors at the following address and fax number; Name of the Director(s), c/o Corporate Secretary, Spectra Energy Partners, LP, 5400 Westheimer Court, Houston, Texas 77056 fax: (713) 989-1818.
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

•	discussed with Deloitte & Touche, LLP the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standards No. 16, Communications with Audit Committees;

•
discussed with Spectra Energy’s internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The Audit Committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•
based on the foregoing reviews and discussions, recommended to the Board of Directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2015, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.
This report has been furnished by the members of the Audit Committee of the Board of Directors:
Audit Committee
Nora Mead Brownell
Fred J. Fowler
J.D. Woodward, III
February 19, 2016
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
Our Principal Executive Officer, Gregory L. Ebel, Principal Financial Officer, J. Patrick Reddy and General Counsel, Reginald D. Hedgebeth are our "named executive officers." These named executive officers are also among the named executive officers of Spectra Energy. As noted above, Spectra Energy does not separately compensate our executive officers for their services to us, and all compensation determinations for our named executive officers are discretionary and are subject to Spectra Energy’s decision-making authority. Except as set forth herein, information in response to this Item 11, solely with respect to our named executive officers, is hereby incorporated by reference to Spectra Energy’s 2016 Proxy Statement.
Audit Committee Report
The Audit Committee of the Board reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K and, based on these reviews and discussions, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Nora Mead Brownell
Fred J. Fowler
J.D. Woodward, III

DIRECTORS’ COMPENSATION
The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2015.
Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $70,000 and a grant of a number of common units equal to $80,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000.
Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2015, the Spectra Energy Foundation made matching charitable contributions on behalf of Mr. Woodward of $5,000.
Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.
The following table describes the compensation earned during 2015 by each individual who served as an outside director during 2015.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Nora Mead Brownell	70,000	79,984	—	149,984
Fred J. Fowler	70,000	79,984	—	149,984
J.D. Woodward, III	110,000	79,984	5,000	194,984
________

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.

(2)	The value of all perquisites and other personal benefits or property received by each director in 2015 was less than $1,000 and are not included in the above table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of January 31, 2016 and beneficial ownership of Spectra Energy's common stock as of January 31, 2016 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Spectra Energy Shares Beneficially Owned	Percentage of Common Units or Common Stock Beneficially Owned
Spectra Energy Corp (2)	220,075,306	—	77.2%
Spectra Energy Transmission, LLC	158,980,529	—	55.8%
Spectra Energy Sabal Trail Transmission	2,175,649	—	*
Spectra Energy Southeast Supply Header	8,701,329	—	3.1%
Spectra Energy Partners (DE) GP, LP	50,217,799	—	17.5%
Dorothy M. Ables	4,353	194,488	*
Julie A. Dill	5,599	113,730	*
Gregory L. Ebel	5,766	417,815	*
J. Patrick Reddy	—	128,378	*
Fred J. Fowler	35,653	331,374	*
Reginald D. Hedgebeth	—	138,658	*
William T. Yardley	540	102,176	*
Nora Mead Brownell	23,536	—	*
J.D. Woodward, III	40,759	12,000	*
All directors and executive officers as a group (nine persons)	116,206	1,438,619	*
________

(*)	Less than 1% of units or common stock outstanding.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.

(2)
Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, LLC, Spectra Energy Sabal Trail Transmission, Spectra Energy Southeast Supply Header and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

The following table lists the beneficial owners of 5% or more of Spectra Energy Partners’ outstanding common units as of February 10, 2016. This information is based on the most recently available reports filed with the SEC.

	Shares of common stock
Name and Address of Beneficial Owner	Beneficially Owned	Percentage
Tortoise Capital Advisors, L.L.C. (1)	16,336,332	5.4%
11550 Ash Street, Suite 300, Leawood, Kansas 66211
________

(1)
According to the Schedule 13G filed by Tortoise Capital Advisors, L.L.C. on February 10, 2016, these units are beneficially owned by its clients, and it has sole voting power and sole dispositive power with respect to 254,477 units, shared voting power with respect to 14,810,423 units and shared dispositive power with respect to 16,081,855 units.

Equity Compensation Plan Information
The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	759,896
Total	—	n/a	759,896
________
(1)The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Spectra Energy and its affiliates own 220,075,306 common units as of December 31, 2015, representing an aggregate 77% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.
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
Operational Stage

Distributions of Available Cash to the General Partner and its affiliates
Spectra Energy Partners generally makes cash distributions of 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 220,075,306 common units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. There will be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy.

Payments to the General Partner and its affiliates
Spectra Energy Partners reimburses Spectra Energy and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for the benefit of Spectra Energy Partners.

Withdrawal or removal of the General Partner
If the General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

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

•	Spectra Energy Partners’ obligation to reimburse Spectra Energy for providing it allocated corporate, general and administrative services; and

•	Spectra Energy’s obligation to indemnify Spectra Energy Partners for certain liabilities and Spectra Energy Partners’ obligation to indemnify Spectra Energy for certain liabilities.
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
Competition
Neither Spectra Energy nor any of its affiliates is restricted, under either Spectra Energy Partners’ partnership agreement or the Omnibus Agreement, from competing with Spectra Energy Partners. Spectra Energy and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer Spectra Energy Partners the opportunity to purchase or construct those assets.
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
Disposition
On October 30, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, which will result in the reduction of any associated distribution payable to Spectra Energy, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018.
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
The board has responsibility for oversight of our risk management process and receives regular reports from our executives and from Spectra Energy regarding the risks faced in our business. The board exercises its risk oversight responsibilities through the Audit Committee, with respect to financial reporting and compliance risks. In addition, the Compensation Committee of Spectra Energy provides oversight with respect to risks that may be created by our compensation programs. Spectra Energy’s management has undertaken, and the Compensation Committee has reviewed, an evaluation of the incentives to its employees to take risk that are created by its compensation programs. Based upon that evaluation, Spectra Energy has concluded that its compensation programs do not create risks that are reasonably likely to result in a material adverse effect on the Company.
Director Independence
See Item 10. Directors, Executive Officers and Corporate Governance for information about the independence of the General Partner’s board of directors and its committees.

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2015 and 2014:

Type of Fees	2015	2014
	(in millions)
Audit Fees (a)	$4	$4
Audit-Related Fees (b)	1	1
Total Fees	$5	$5
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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 25, 2016		/s/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 25, 2016		/s/ J. PATRICK REDDY
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
Dorothy M. Ables*
Director
Fred J. Fowler*
Director
Nora Mead Brownell*
Director
William T. Yardley*
Director
Julie A. Dill*
Director
J.D. Woodward, III*
Director
Date: February 25, 2016
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

2.13
Exchange and Redemption Agreement between Spectra Energy Partners, LP and Spectra Energy Corp, dated as of October 18, 2015 (filed as Exhibit 2.1 to Spectra Energy Partners, LP's Form 8-K dated October 19, 2015).

3.1	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

*3.2	Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners (DE) GP, LP, dated as of December 31, 2015.

3.3	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

Exhibit No.	Exhibit Description
*3.5	Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, as amended as of October 30, 2015.

*3.6	Fifth Amended and Restated Limited Liability Company Agreement of Spectra Energy Partners GP, LLC, dated as of December 31, 2015.

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

4.5
Fourth Supplemental Indenture, dated March 12, 2015, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to Spectra Energy Partners, LP's Form 8-K dated March 12, 2015).

4.6	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.7	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.8	Form of 2.950% Senior Notes due 2018 (filed in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.9	Form of 4.750% Senior Notes due 2024 (filed in Exhibit 4.4 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.10	Form of 5.950% Senior Notes due 2043 (filed in Exhibit 4.5 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.11	Form of 3.50% Senior Notes due 2025 (included in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated March 12, 2015).

4.12	Form of 4.50% Senior Notes due 2045 (included in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated March 12, 2015).

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

Exhibit No.	Exhibit Description
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

10.18
Equity Distribution Agreement dated as of March 25, 2015, among Spectra Energy Partners, LP, Spectra Energy Partners (DE) GP, LP, Spectra Energy Partners GP, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Mitsubishi UFJ Securities (USA), Inc., SunTrust Robinson Humphrey, Inc., UBS Securities LLC and Wells Fargo Securities, LLC (filed as Exhibit 1.1 to Spectra Energy Partners, LP's Form 8-K dated March 25, 2015).

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