Form 10-Q
period 2016-03-31
Spectra Energy Partners, LP
filed 2016-05-05
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2016, there were 286,869,925 Common Units and 5,854,488 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2016

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Transportation of natural gas	$484	$464
Transportation of crude oil	86	84
Storage of natural gas and other	54	58
Total operating revenues	624	606
Operating Expenses
Operating, maintenance and other	179	181
Depreciation and amortization	77	73
Property and other taxes	44	41
Total operating expenses	300	295
Operating Income	324	311
Other Income and Expenses
Earnings from equity investments	27	40
Other income and expenses, net	20	9
Total other income and expenses	47	49
Interest Expense	56	57
Earnings Before Income Taxes	315	303
Income Tax Expense	4	2
Net Income	311	301
Net Income—Noncontrolling Interests	13	8
Net Income—Controlling Interests	$298	$293
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$298	$293
Less: General partner’s interest in net income	69	57
Limited partners’ interest in net income	$229	$236
Weighted-average limited partner units outstanding—basic and diluted	285	295
Net income per limited partner unit—basic and diluted	$0.80	$0.80
Distributions paid per limited partner unit	$0.63875	$0.58875

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net Income	$311	$301
Other comprehensive income (loss):
Foreign currency translation adjustments	11	(15)
Total other comprehensive income (loss)	11	(15)
Total Comprehensive Income	322	286
Less: Comprehensive Income—Noncontrolling Interests	13	8
Comprehensive Income—Controlling Interests	$309	$278

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$214	$168
Receivables, net	264	272
Inventory	40	37
Fuel tracker	44	41
Other	23	26
Total current assets	585	544
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	894	904
Goodwill	3,236	3,232
Other	101	44
Total investments and other assets	4,231	4,180
Property, Plant and Equipment
Cost	17,976	17,491
Less accumulated depreciation and amortization	3,719	3,654
Net property, plant and equipment	14,257	13,837
Regulatory Assets and Deferred Debits	309	290
Total Assets	$19,382	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$286	$322
Commercial paper	806	476
Taxes accrued	56	60
Interest accrued	36	72
Current maturities of long-term debt	283	283
Other	252	258
Total current liabilities	1,719	1,471
Long-term Debt	5,862	5,845
Deferred Credits and Other Liabilities
Deferred income taxes	39	38
Regulatory and other	155	151
Total deferred credits and other liabilities	194	189
Commitments and Contingencies
Equity
Partners’ Capital
Common units (286.9 million and 285.1 million units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	10,654	10,527
General partner units (5.9 million and 5.8 million units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	356	336
Accumulated other comprehensive loss	(39)	(50)
Total partners’ capital	10,971	10,813
Noncontrolling interests	636	533
Total equity	11,607	11,346
Total Liabilities and Equity	$19,382	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	75
Deferred income tax expense	1	1
Earnings from equity investments	(27)	(40)
Distributions from equity investments	26	38
Other	(93)	(94)
Net cash provided by operating activities	297	281
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(468)	(240)
Investments in and loans to unconsolidated affiliates	(27)	(15)
Purchase of intangible	(48)	—
Distributions from equity investments	39	18
Purchases of held-to-maturity securities	(11)	(10)
Proceeds from sales and maturities of held-to-maturity securities	3	3
Purchases of available-for-sale securities	(161)	—
Proceeds from sales and maturities of available-for-sale securities	163	—
Other changes in restricted funds	4	—
Other	(2)	—
Net cash used in investing activities	(508)	(244)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	994
Net increase (decrease) in commercial paper	330	(786)
Distributions to noncontrolling interests	(7)	(7)
Contributions from noncontrolling interests	95	58
Proceeds from the issuances of units	82	40
Distributions to partners	(243)	(226)
Other	—	(8)
Net cash provided by financing activities	257	65
Net increase in cash and cash equivalents	46	102
Cash and cash equivalents at beginning of period	168	140
Cash and cash equivalents at end of period	$214	$242
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$142	$67

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	229	69	—	13	311
Other comprehensive income	—	—	11	—	11
Attributed deferred tax benefit	—	10	—	2	12
Issuances of units	80	2	—	—	82
Distributions to partners	(182)	(61)	—	—	(243)
Contributions from noncontrolling interests	—	—	—	95	95
Distributions to noncontrolling interests	—	—	—	(7)	(7)
March 31, 2016	$10,654	$356	$(39)	$636	$11,607
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	236	57	—	8	301
Other comprehensive loss	—	—	(15)	—	(15)
Attributed deferred tax benefit	—	7	—	—	7
Issuances of units	39	1	—	—	40
Distributions to partners	(173)	(53)	—	—	(226)
Contributions from noncontrolling interests	—	—	—	58	58
Distributions to noncontrolling interests	—	—	—	(7)	(7)
March 31, 2015	$10,576	$296	$(35)	$327	$11,164

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership. As of March 31, 2016, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 77% of us and the remaining 23% was publicly owned.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2015, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
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
The U.S. Transmission segment provides interstate transmission, storage and gathering of natural gas. Substantially all of our operations are subject to the Federal Energy Regulatory Commission (FERC) and the Department of Transportation’s (DOT’s) rules and regulations. Our investments in Gulfstream Natural Gas System, LLC (Gulfstream), Southeast Supply Header, LLC (SESH) and Steckman Ridge, LP are included in U.S. Transmission.
The Liquids segment provides transportation of crude oil. The Express-Platte pipeline system (Express-Platte) is a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB). We held direct one-third ownership interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) until October 30, 2015.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended March 31, 2016
U.S. Transmission	$538	$70	$411
Liquids	86	7	56
Total reportable segments	624	77	467
Other	—	—	(20)
Depreciation and amortization	—	—	77
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$624	$77	$315
Three Months Ended March 31, 2015
U.S. Transmission	$522	$65	$389
Liquids	84	8	64
Total reportable segments	606	73	453
Other	—	—	(17)
Depreciation and amortization	—	—	73
Interest expense	—	—	57
Interest income and other	—	—	(3)
Total consolidated	$606	$73	$303

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per unit amounts)
Net income—controlling interests	$298	$293
Less:
General partner’s interest in net income—2%	6	6
General partner’s interest in net income attributable to incentive distribution rights	63	51
Limited partners’ interest in net income	$229	$236
Weighted average limited partner units outstanding—basic and diluted	285	295
Net income per limited partner unit—basic and diluted	$0.80	$0.80
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.65125 per limited partner unit was declared on May 4, 2016 and is payable on May 27, 2016 to unitholders of record at the close of business on May 16, 2016.
There is a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy.
4. Transaction with Affiliate
At March 31, 2016 and December 31, 2015, our Condensed Consolidated Balance Sheets include $148 million in Current Liabilities — Other related to the debt proceeds distributed to us by Gulfstream, which we will contribute back to Gulfstream when its current debt matures in the second quarter of 2016.
5. Variable Interest Entities
Sabal Trail. As of March 31, 2016, we owned a 59.5% interest in Sabal Trail Transmission, LLC (Sabal Trail), a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.9 billion.
The following summarizes assets and liabilities for Sabal Trail as of March 31, 2016 and December 31, 2015, respectively:

Condensed Consolidated Balance Sheets	March 31, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$156	$118
Net property, plant and equipment	960	773
Regulatory assets and deferred debits	40	25
Total Assets	$1,156	$916
Liabilities and Equity
Current liabilities	$80	$84
Equity	1,076	832
Total Liabilities and Equity	$1,156	$916

Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $117 million and $90 million as of March 31, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
6. Intangible Asset
During the first quarter of 2016 we entered into a project coordination agreement (PCA) with NextEra Energy, Inc. (NextEra), Duke Energy Corporation and Williams Partners L.P. In accordance with the agreement, payments will be made, based on our proportional ownership interest in the Sabal Trail project, as certain milestones of the project are met. As of March 31, 2016 the first milestone was achieved and paid consisting of $48 million. This PCA is an intangible asset and is classified as Investments and Other Assets - Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.
7. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and money market funds in the United States. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $9 million and $11 million of AFS securities classified as Investments and Other Assets - Other on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. These investments are restricted funds related to certain construction projects.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at March 31, 2016 or December 31, 2015.
HTM Securities. All of our HTM securities are restricted funds. We had $11 million and $3 million of money market securities classified as Current Assets - Other on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At March 31, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $10 million and $14 million classified as Investments and Other Assets - Other on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, included in this balance are $1 million related to funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements and $9 million are related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

8. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at March 31, 2016	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2019	$2,000	$806	$1,194
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of March 31, 2016, this ratio was 3.7 to 1.
9. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$155	$—	$155	$—
Corporate debt securities	Investments and other assets — other	9	—	9	—
Interest rate swaps	Investments and other assets — other	31	—	31	—
Total Assets		$195	$—	$195	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$112	$—	$112	$—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	14	—	14	—
Total Assets		$137	$—	$137	$—
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

	March 31, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,152	6,241	6,152	5,906
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.
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
During the three months ended March 31, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
10. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte (Express Canada). We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the three months ended March 31, 2016.

At March 31, 2016, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	March 31, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$31	$—	$31	$14	$—	$14
11. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2016 or December 31, 2015 related to litigation.
12. Issuances of Common Units
During the three months ended March 31, 2016, we issued 1.7 million common units to the public under our at-the-market program, and approximately 35,000 general partner units to Spectra Energy. Total net proceeds were $82 million, including approximately $2 million of proceeds from Spectra Energy.
13. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which amends the consolidation guidance around reporting entities that invest in development stage entities. We adopted the consolidation guidance of this amendment on January 1, 2016 and applied it retrospectively with no material effect on our consolidated results of operations, financial position, or cash flows. This ASU did result in certain of our entities being classified as Variable Interest Entities. See Note 5 for discussion of our Variable Interest Entities.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require reevaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. We adopted this standard on January 1, 2016 with no material effect on our consolidated operations, financial position, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. We adopted this standard on January 1, 2016, and it has not had a material impact on our consolidated operations, financial position, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," to improve the financial reporting around leasing transactions. The new guidance requires companies to begin recording assets and liabilities arising from those leases classified as operating leases under previous guidance. Furthermore, the new guidance will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in previous guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous guidance. This ASU is effective for us January 1, 2019. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships," which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e. novation). This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In March 2016, the FASB issued ASU No. 2016-07, "Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify implementation guidance on principal versus agent considerations. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify implementation guidance on performance obligations and licensing. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
14. Subsequent Events
On April 1, 2016, NextEra purchased a 9.5% interest in Sabal Trail from us. Consideration for this transaction consisted of approximately $109 million cash. Upon completion, our ownership interest in Sabal Trail decreased to 50%.
On April 29, 2016, we amended our credit agreement. The total capacity was increased to $2.5 billion and the expiration date was extended to April 2021.
In April 2016, we issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. Total net proceeds were $489 million, including $10 million for general partner units in order to maintain Spectra Energy's 2% general partner interest. We intend to use the proceeds from this purchase for general partnership purposes, including the funding of our current expansion capital plan. Following this transaction, Spectra Energy holds a 78% interest in us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2016 and 2015, we reported net income from controlling interests of $298 million and $293 million, respectively.
The highlights for the three months ended March 31, 2016 included increased earnings driven by expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern), partially offset by lower interruptible transportation revenue due to warmer weather and lower equity earnings from Sand Hills and Southern Hills which we owned until October 2015.
For the three months ended March 31, 2016 and 2015, distributable cash flow was $371 million and $354 million, respectively.
A cash distribution of $0.65125 per limited partner unit was declared on May 4, 2016 and is payable on May 27, 2016. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2018. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the three months ended March 31, 2016, we had $495 million of capital and investment expenditures. We currently project $2.7 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.4 billion. These projections exclude contributions from noncontrolling interests.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of March 31, 2016, we have access to a $2.0 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating revenues	$624	$606
Operating expenses	300	295
Operating income	324	311
Earnings from equity investments	27	40
Other income and expenses, net	20	9
Interest expense	56	57
Earnings before income taxes	315	303
Income tax expense	4	2
Net income	311	301
Net income—noncontrolling interests	13	8
Net income—controlling interests	$298	$293
Operating Revenues. The $18 million increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern, partially offset by

•
lower natural gas transportation revenues mainly from interruptible transportation and other revenues on Texas Eastern, firm transportation on Algonquin Gas Transmission, L.L.C. (Algonquin), and interruptible transportation on Maritimes and Northeast Pipeline, L.L.C. (M&N U.S.), and

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $5 million increase was driven mainly by:

•	higher costs related to expansion projects, mostly electric power costs and ad valorem taxes, partially offset by

•	a prior year non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering), and

•	lower electric power and other costs passed through to gas transmission customers.
Earnings from Equity Investments. The $13 million decrease was primarily attributable to the disposition of equity investments in Sand Hills and Southern Hills on October 30, 2015.
Other Income and Expenses, Net. The $11 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $1 million decrease was primarily due to higher capitalized interest, mostly offset by higher average long-term debt balances.
Income Tax Expense. The $2 million increase was primarily due to the Canadian tax impact from higher earnings of Express Canada.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2016	2015
	(in millions)
U.S. Transmission	$411	$389
Liquids	56	64
Total reportable segment EBITDA	467	453
Other	(20)	(17)
Total reportable segment and other EBITDA	447	436
Depreciation and amortization	77	73
Interest expense	56	57
Other income	1	(3)
Earnings before income taxes	$315	$303
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$538	$522	$16
Operating expenses
Operating, maintenance and other	172	171	1
Other income and expenses	45	38	7
EBITDA	$411	$389	$22

Operating Revenues. The $16 million increase was driven by:

•	a $28 million increase due to expansion projects, primarily on Texas Eastern, partially offset by

•
a $7 million decrease in natural gas transportation revenues mainly from interruptible transportation and other revenues on Texas Eastern, firm transportation on Algonquin, and interruptible transportation on M&N U.S., and

•	a $4 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $1 million increase was driven by:

•	a $15 million increase in expansion project costs, mostly electric power costs and ad valorem taxes, partially offset by

•	a $9 million decrease due to a prior year non-cash impairment charge on Ozark Gas Gathering, and

•	a $4 million decrease in electric power and other costs passed through to customers.
Other Income and Expenses. The $7 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.

Liquids

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$86	$84	$2
Operating expenses
Operating, maintenance and other	31	34	(3)
Other income and expenses	1	14	(13)
EBITDA	$56	$64	$(8)
Express pipeline revenue receipts, MBbl/d (a)	233	246	(13)
Platte PADD II deliveries, MBbl/d	124	169	(45)
_______
(a)    Thousand barrels per day.
Operating Expenses. The $3 million decrease in operating expenses was primarily driven by a decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. The $13 million decrease was primarily due to the disposition of equity investments in Sand Hills and Southern Hills on October 30, 2015.
Other

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Operating expenses	$20	$17	$3
EBITDA	$(20)	$(17)	$(3)

Operating Expenses. The $3 million increase reflects higher governance costs.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$311	$301
Add:
Interest expense	56	57
Income tax expense	4	2
Depreciation and amortization	77	73
Foreign currency (gain) loss	(1)	3
EBITDA	447	436
Add:
Earnings from equity investments	(27)	(40)
Distributions from equity investments (a)	65	54
Non-cash impairment on Ozark Gas Gathering	—	9
Other	2	3
Less:
Interest expense	56	57
Equity AFUDC	17	11
Net cash paid for income taxes	1	5
Distributions to noncontrolling interests	7	7
Maintenance capital expenditures	35	28
Distributable Cash Flow	$371	$354
________

(a)	Excludes $2 million of distributions from equity investments for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had negative working capital of $1,134 million. This balance includes commercial paper liabilities totaling $806 million, current maturities of long-term debt of $283 million, and a payable to an equity investment of $148 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,194 million at March 31, 2016. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$297	$281
Investing activities	(508)	(244)
Financing activities	257	65
Net increase in cash and cash equivalents	46	102
Cash and cash equivalents at beginning of the period	168	140
Cash and cash equivalents at end of the period	$214	$242
Operating Cash Flows
Net cash provided by operating activities increased $16 million to $297 million in the three months ended March 31, 2016 compared to the same period in 2015, driven mainly by higher earnings.
Investing Cash Flows
Net cash used in investing activities increased $264 million to $508 million in the three months ended March 31, 2016 compared to the same period in 2015. The change was mainly driven by capital and investment expenditures.
Capital and Investment Expenditures by Business Segment

	Three Months Ended March 31,
	2016	2015
	(in millions)
U.S. Transmission	$479	$237
Liquids	16	18
Total consolidated	$495	$255
Capital and investment expenditures for the three months ended March 31, 2016 consisted of $460 million for expansion projects and $35 million for maintenance and other projects.
We project 2016 capital and investment expenditures of approximately $2.7 billion, consisting of $2.4 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.

Financing Cash Flows and Liquidity
Net cash provided by financing activities increased by $192 million to $257 million in the three months ended March 31, 2016 compared to the same period in 2015. The change was mainly driven by:

•	$330 million of net issuances of commercial paper in 2016, compared to $786 million of net redemptions in 2015,

•	a $42 million increase in proceeds from issuances of units, and

•	a $37 million increase in contributions from noncontrolling interests, partially offset by

•	$994 million of net issuances of long-term debt in 2015, and

•	a $17 million increase in distributions to partners.
During the three months ended March 31, 2016, we issued 1.7 million common units to the public under our at-the-market program and approximately 35,000 general partner units to Spectra Energy. Total net proceeds were $82 million, including approximately $2 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2016, we have issued 2.2 million common units to the public under our at-the-market program and approximately 45,000 general partner units to Spectra Energy, for total net proceeds of approximately $105 million, including $2 million of proceeds from Spectra Energy.
In April 2016, we issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. Total net proceeds were approximately $489 million. We intend to use the net proceeds from this purchase for general partnership purposes, including the funding of our current expansion capital plan. Following this transaction, Spectra Energy holds a 78% interest in us.
Available Credit Facility and Restrictive Debt Covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.65125 per limited partner unit was declared on May 4, 2016, payable on May 27, 2016, representing the thirty-fourth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $863 million available as of March 31, 2016.

OTHER ISSUES
New Accounting Pronouncements. See Note 13 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2015. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits
Exhibit Number

*10.1	Third Amendment to Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 5, 2016		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: May 5, 2016		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer