Form 10-Q
period 2016-06-30
Spectra Energy Partners, LP
filed 2016-08-03
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2016, there were 302,578,594 Common Units and 6,175,073 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2016

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Transportation of natural gas	$475	$454	$959	$918
Transportation of crude oil	87	90	173	174
Storage of natural gas and other	56	59	110	117
Total operating revenues	618	603	1,242	1,209
Operating Expenses
Operating, maintenance and other	190	178	369	359
Depreciation and amortization	77	73	154	146
Property and other taxes	46	30	90	71
Total operating expenses	313	281	613	576
Operating Income	305	322	629	633
Other Income and Expenses
Earnings from equity investments	30	45	57	85
Other income and expenses, net	31	17	51	26
Total other income and expenses	61	62	108	111
Interest Expense	56	63	112	120
Earnings Before Income Taxes	310	321	625	624
Income Tax Expense	5	5	9	7
Net Income	305	316	616	617
Net Income—Noncontrolling Interests	18	9	31	17
Net Income—Controlling Interests	$287	$307	$585	$600
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$287	$307	$585	$600
Less: General partner’s interest in net income	76	61	145	118
Limited partners’ interest in net income	$211	$246	$440	$482
Weighted-average limited partner units outstanding—basic and diluted	298	296	292	296
Net income per limited partner unit—basic and diluted	$0.71	$0.83	$1.51	$1.63
Distributions paid per limited partner unit	$0.65125	$0.60125	$1.29000	$1.19000

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$305	$316	$616	$617
Other comprehensive income (loss):
Foreign currency translation adjustments	1	2	12	(13)
Total other comprehensive income (loss)	1	2	12	(13)
Total Comprehensive Income	306	318	628	604
Less: Comprehensive Income—Noncontrolling Interests	18	9	31	17
Comprehensive Income—Controlling Interests	$288	$309	$597	$587

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$171	$168
Receivables, net	286	272
Inventory	38	37
Fuel tracker	33	41
Other	25	26
Total current assets	553	544
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	978	904
Goodwill	3,236	3,232
Other	98	44
Total investments and other assets	4,312	4,180
Property, Plant and Equipment
Cost	18,597	17,491
Less accumulated depreciation and amortization	3,753	3,654
Net property, plant and equipment	14,844	13,837
Regulatory Assets and Deferred Debits	324	290
Total Assets	$20,033	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$413	$322
Commercial paper	693	476
Taxes accrued	74	60
Interest accrued	72	72
Current maturities of long-term debt	22	283
Other	127	258
Total current liabilities	1,401	1,471
Long-term Debt	5,861	5,845
Deferred Credits and Other Liabilities
Deferred income taxes	42	38
Regulatory and other	156	151
Total deferred credits and other liabilities	198	189
Commitments and Contingencies
Equity
Partners’ Capital
Common units (302.6 million and 285.1 million units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	11,390	10,527
General partner units (6.2 million and 5.8 million units issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	390	336
Accumulated other comprehensive loss	(38)	(50)
Total partners’ capital	11,742	10,813
Noncontrolling interests	831	533
Total equity	12,573	11,346
Total Liabilities and Equity	$20,033	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$616	$617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	150
Deferred income tax expense	4	2
Earnings from equity investments	(57)	(85)
Distributions from equity investments	52	93
Other	(20)	(46)
Net cash provided by operating activities	753	731
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,023)	(604)
Investments in and loans to unconsolidated affiliates	(112)	(34)
Purchase of intangible, net	(40)	—
Distributions from equity investments	45	35
Distribution to equity investment	(148)	—
Purchases of held-to-maturity securities	(22)	(22)
Proceeds from sales and maturities of held-to-maturity securities	22	22
Purchases of available-for-sale securities	(315)	—
Proceeds from sales and maturities of available-for-sale securities	316	—
Other changes in restricted funds	4	—
Other	(2)	—
Net cash used in investing activities	(1,275)	(603)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	994
Payments for the redemption of long-term debt	(267)	(16)
Net increase (decrease) in commercial paper	217	(869)
Distributions to noncontrolling interests	(15)	(16)
Contributions from noncontrolling interests	278	90
Proceeds from the issuances of units	816	184
Distributions to partners	(504)	(459)
Other	—	(9)
Net cash provided by (used in) financing activities	525	(101)
Net increase in cash and cash equivalents	3	27
Cash and cash equivalents at beginning of period	168	140
Cash and cash equivalents at end of period	$171	$167
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$225	$135

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	440	145	—	31	616
Other comprehensive income	—	—	12	—	12
Attributed deferred tax benefit	—	20	—	4	24
Issuances of units	800	16	—	—	816
Distributions to partners	(377)	(127)	—	—	(504)
Contributions from noncontrolling interests	—	—	—	278	278
Distributions to noncontrolling interests	—	—	—	(15)	(15)
June 30, 2016	$11,390	$390	$(38)	$831	$12,573
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	482	118	—	17	617
Other comprehensive loss	—	—	(13)	—	(13)
Attributed deferred tax benefit	—	14	—	2	16
Issuances of units	180	4	—	—	184
Distributions to partners	(351)	(108)	—	—	(459)
Contributions from noncontrolling interests	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	(16)	(16)
June 30, 2015	$10,785	$312	$(33)	$361	$11,425

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership. As of June 30, 2016, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 77% of us and the remaining 23% was publicly owned.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended June 30, 2016
U.S. Transmission	$529	$69	$406
Liquids	89	8	58
Total reportable segments	618	77	464
Other	—	—	(22)
Depreciation and amortization	—	—	77
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$618	$77	$310
Three Months Ended June 30, 2015
U.S. Transmission	$509	$65	$396
Liquids	94	8	78
Total reportable segments	603	73	474
Other	—	—	(18)
Depreciation and amortization	—	—	73
Interest expense	—	—	63
Interest income and other	—	—	1
Total consolidated	$603	$73	$321
Six Months Ended June 30, 2016
U.S. Transmission	$1,067	$139	$817
Liquids	175	15	114
Total reportable segments	1,242	154	931
Other	—	—	(42)
Depreciation and amortization	—	—	154
Interest expense	—	—	112
Interest income and other	—	—	2
Total consolidated	$1,242	$154	$625
Six Months Ended June 30, 2015
U.S. Transmission	$1,031	$130	$785
Liquids	178	16	142
Total reportable segments	1,209	146	927
Other	—	—	(35)
Depreciation and amortization	—	—	146
Interest expense	—	—	120
Interest income and other	—	—	(2)
Total consolidated	$1,209	$146	$624

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net income—controlling interests	$287	$307	$585	$600
Less:
General partner’s interest in net income—2%	6	6	12	12
General partner’s interest in net income attributable to incentive distribution rights	70	55	133	106
Limited partners’ interest in net income	$211	$246	$440	$482
Weighted average limited partner units outstanding—basic and diluted	298	296	292	296
Net income per limited partner unit—basic and diluted	$0.71	$0.83	$1.51	$1.63
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.66375 per limited partner unit was declared on August 3, 2016 and is payable on August 26, 2016 to unitholders of record at the close of business on August 15, 2016.
There is a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy.

4. Transaction with Affiliate
During the third quarter of 2015, Gulfstream issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million, our proportionate share of proceeds, to us of which we contributed $248 million back to Gulfstream in the fourth quarter of 2015 and the remaining $148 million, classified as Cash Flow from Investing Activities — Distribution to Equity Investment, in the second quarter of 2016.
5. Variable Interest Entities
Sabal Trail. On April 1, 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from us. Consideration for this transaction consisted of approximately $110 million cash, $102 million of which is classified as Cash Flows from Financing Activities — Contributions from Noncontrolling Interests. See Note 6 for additional information related to this transaction. As of June 30, 2016, we owned a 50% interest in Sabal Trail, a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.8 billion.
The following summarizes assets and liabilities for Sabal Trail as of June 30, 2016 and December 31, 2015, respectively:

Condensed Consolidated Balance Sheets	June 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$114	$118
Net property, plant and equipment	1,184	773
Regulatory assets and deferred debits	41	25
Total Assets	$1,339	$916
Liabilities and Equity
Current liabilities	$90	$84
Equity	1,249	832
Total Liabilities and Equity	$1,339	$916
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $205 million and $90 million as of June 30, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
6. Intangible Asset
During the first quarter of 2016 we entered into a project coordination agreement (PCA) with NextEra, Duke Energy Corporation and Williams Partners L.P. In accordance with the agreement, payments will be made, based on our proportional ownership interest in the Sabal Trail project, as certain milestones of the project are met. During the first quarter of 2016, the first milestone was achieved and paid, consisting of $48 million. On April 1, 2016, NextEra purchased an additional 9.5% interest in Sabal Trail, reducing our ownership interest in Sabal Trail to 50%. Upon purchase of the additional ownership interest, NextEra reimbursed us $8 million for NextEra’s proportional share of the first milestone payment, which reduced our total milestone payments to $40 million as of June 30, 2016, both of which are classified as Cash Flows from Investing Activities — Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets — Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.
7. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2016 and no impairments were identified.

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
8. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and money market funds in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and NEB regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $10 million and $11 million of AFS securities classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, these investments include $9 million of restricted funds related to certain construction projects and $1 million are restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements. The balance as of December 31, 2015 is all related to certain construction projects.
At June 30, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at June 30, 2016 or December 31, 2015.
HTM Securities. All of our HTM securities are restricted funds. We had $3 million of money market securities classified as Current Assets — Other on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. These securities are restricted pursuant to certain Express-Platte debt agreements.
At June 30, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $10 million and $14 million classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively. These restricted funds are related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

9. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at June 30, 2016	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$693	$1,807
On April 29, 2016, we amended our credit agreement. The total capacity was increased to $2.5 billion and the expiration date was extended to April 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of June 30, 2016, this ratio was 3.5 to 1.
10. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$115	$—	$115	$—
Corporate debt securities	Investments and other assets — other	9	—	9	—
Canadian equity securities	Investments and other assets — other	1	1	—	—
Interest rate swaps	Investments and other assets — other	35	—	35	—
Total Assets		$160	$1	$159	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$112	$—	$112	$—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	14	—	14	—
Total Assets		$137	$—	$137	$—
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

	June 30, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,885	6,309	6,152	5,906
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.
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
During the six months ended June 30, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
11. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the six months ended June 30, 2016.

At June 30, 2016, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$35	$—	$35	$14	$—	$14
12. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of June 30, 2016 or December 31, 2015 related to litigation.
13. Issuances of Common Units
During the six months ended June 30, 2016, we issued 7.0 million common units to the public under our at-the-market program, and approximately 143,000 general partner units to Spectra Energy. Total net proceeds were $327 million, including approximately $6 million of proceeds from Spectra Energy.
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
14. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which amends the consolidation guidance around reporting entities that invest in development stage entities. We adopted the consolidation guidance of this amendment on January 1, 2016 and applied it retrospectively with no material effect on our consolidated results of operations, financial position, or cash flows. This ASU did result in certain of our entities being classified as VIE. See Note 5 for discussion of our Variable Interest Entities.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes required reevaluation of certain entities for consolidation and required us to revise our documentation regarding the consolidation or deconsolidation of such entities. We adopted this standard on January 1, 2016 with no material effect on our consolidated operations, financial position, or cash flows.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. We adopted this standard on January 1, 2016 , and it has not had a material impact on our consolidated operations, financial position, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to improve the financial reporting around leasing transactions. The new guidance requires companies to begin recording assets and liabilities arising from those leases classified as operating leases under previous guidance. Furthermore, the new guidance will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in previous guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous guidance. This ASU is effective for us January 1, 2019. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e. novation). This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
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
In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
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
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to clarify implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for us on January 1, 2020. We are currently evaluating this ASU and its potential impact on us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended June 30, 2016 and 2015, we reported net income from controlling interests of $287 million and $307 million, respectively. For the six months ended June 30, 2016 and 2015, we reported net income from controlling interests of $585 million and $600 million, respectively.
The highlights for the three months ended June 30, 2016 included increased earnings driven by expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern), more than offset by a one-time property tax accrual adjustment in 2015 and the absence of equity earnings from Sand Hills and Southern Hills which we owned until October 2015. The highlights for the six months ended June 30, 2016 included increased earnings driven by expansion projects, more than offset by lower interruptible and short-term firm transportation revenue, a one-time property tax accrual adjustment in 2015, and the absence of equity earnings from Sand Hills and Southern Hills.
For the three months ended June 30, 2016 and 2015, distributable cash flow was $275 million and $321 million, respectively. For the six months ended June 30, 2016 and 2015, distributable cash flow was $646 million and $675 million, respectively.
A cash distribution of $0.66375 per limited partner unit was declared on August 3, 2016 and is payable on August 26, 2016. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2018. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
We are conducting an assessment of the Texas Eastern system across Pennsylvania and New Jersey. The assessment is the result of a corrective action order from the Pipeline and Hazardous Materials Safety Administration (PHMSA) as well as our own work plan related to an incident on the system on April 29, 2016 near Delmont, PA. This assessment program and the related system repairs are expected to cost approximately $75 million to $100 million. Approximately 90 percent of this program will be completed in 2016, with the remainder of the work to be performed in 2017. Additional inspections and repairs, if any, will be determined after the completion of this work. Importantly, we expect that by November 1, 2016, we will be in a position to fully meet our customer obligations for the winter season.
For the six months ended June 30, 2016, we had $1,135 million of capital and investment expenditures. We currently project $2.7 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.4 billion. These projections exclude contributions from noncontrolling interests.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of June 30, 2016, we have access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$618	$603	$1,242	$1,209
Operating expenses	313	281	613	576
Operating income	305	322	629	633
Earnings from equity investments	30	45	57	85
Other income and expenses, net	31	17	51	26
Interest expense	56	63	112	120
Earnings before income taxes	310	321	625	624
Income tax expense	5	5	9	7
Net income	305	316	616	617
Net income—noncontrolling interests	18	9	31	17
Net income—controlling interests	$287	$307	$585	$600
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $15 million increase was driven mainly by:

•	revenues from expansion projects, primarily on Texas Eastern, and

•	storage revenues due to new contracts at higher rates, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers,

•	lower processing revenues due mainly to lower volumes and lower prices,

•	lower crude oil transportation revenues, as a result of lower Platte pipeline volumes, net of increased tariff rates primarily on the Express pipeline, and

•	lower natural gas transportation revenues primarily from short-term firm transportation on Texas Eastern.
Operating Expenses. The $32 million increase was driven mainly by:

•	higher costs related to expansion projects,

•	higher property tax accruals due to the absence of a 2015 tax benefit, and

•	pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA, partially offset by

•	lower electric power and other costs passed through to gas transmission customers and

•	lower power costs due to lower usage in 2016 on the Express and Platte pipelines.
Earnings from Equity Investments. The $15 million decrease was primarily attributable to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Other Income and Expenses, Net. The $14 million increase was primarily attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $7 million decrease was mainly due to higher capitalized interest.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $33 million increase was driven mainly by:

•	higher revenues from expansion projects, primarily on Texas Eastern, partially offset by

•
lower natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and Maritimes and Northeast Pipeline, L.L.C. (M&N U.S.) and short-term firm transportation on Texas Eastern and Algonquin Gas Transmission, LLC (Algonquin),

•	lower recoveries of electric power and other costs passed through to gas transmission customers,

•	lower processing revenues primarily due to lower prices and volumes, and

•	lower crude oil transportation revenues, as a result of lower volumes on the Platte and Express pipelines, substantially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $37 million increase was driven mainly by:

•	higher costs related to expansion projects,

•	higher property tax accruals due to the absence of a 2015 tax benefit,

•	pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA and

•	higher operating costs, partially offset by

•	a prior year non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering),

•	lower electric power and other costs passed through to gas transmission customers and

•	lower power costs due to lower usage in 2016 on the Express and Platte pipelines.
Earnings from Equity Investments. The $28 million decrease was primarily attributable to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Other Income and Expenses, Net. The $25 million increase was primarily attributable to higher AFUDC from higher capital spending on expansion projects.
Interest Expense. The $8 million decrease was mainly due to higher capitalized interest, partially offset by higher average balances of long term debt.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
U.S. Transmission	$406	$396	$817	$785
Liquids	58	78	114	142
Total reportable segment EBITDA	464	474	931	927
Other	(22)	(18)	(42)	(35)
Total reportable segment and other EBITDA	442	456	889	892
Depreciation and amortization	77	73	154	146
Interest expense	56	63	112	120
Other income	1	1	2	(2)
Earnings before income taxes	$310	$321	$625	$624
The amounts discussed below are after eliminating intercompany transactions.

U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$529	$509	$20	$1,067	$1,031	$36
Operating expenses
Operating, maintenance and other	183	156	27	355	327	28
Other income and expenses	60	43	17	105	81	24
EBITDA	$406	$396	$10	$817	$785	$32

Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $20 million increase was driven by:

•	a $29 million increase due to expansion projects, primarily on Texas Eastern, and

•	a $3 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $5 million decrease in recoveries of electric power and other costs passed through to gas transmission customers,

•	a $4 million decrease in processing revenues primarily due to volumes and lower prices, and

•	a $4 million decrease in natural gas transportation revenues mainly from short-term firm transportation on Texas Eastern.
Operating Expenses. The $27 million increase was driven by:

•	a $16 million increase in expansion project costs,

•	a $9 million increase in property taxes due to the benefit recognized in 2015, and

•	a $6 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA, partially offset by

•	a $5 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $17 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $36 million increase was driven by:

•	a $57 million increase due to expansion projects, primarily on Texas Eastern, partially offset by

•	a $10 million decrease in natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and M&N U.S. and short-term firm transportation on Texas Eastern and Algonquin,

•	a $9 million decrease in recoveries of electric power and other costs passed through to gas transmission customers, and

•	a $4 million decrease in processing revenues primarily due to lower prices and volumes.
Operating Expenses. The $28 million increase was driven by:

•	a $31 million increase in expansion project costs,

•	a $6 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA

•	a $5 million increase in property taxes due to the benefit recognized in 2015, and

•	a $5 million increase due to operating costs, partially offset by

•	a $9 million decrease due to a prior year non-cash impairment charge on Ozark Gas Gathering and

•	a $9 million decrease in electric power and other costs passed through to gas transmission customers.

Other Income and Expenses. The $24 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.
Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$89	$94	$(5)	$175	$178	$(3)
Operating expenses
Operating, maintenance and other	31	34	(3)	62	68	(6)
Other income and expenses	—	18	(18)	1	32	(31)
EBITDA	$58	$78	$(20)	$114	$142	$(28)
Express pipeline revenue receipts, MBbl/d (a)	233	235	(2)	233	242	(9)
Platte PADD II deliveries, MBbl/d	143	172	(29)	132	170	(38)
_______
(a)    Thousand barrels per day.
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $5 million decrease in operating revenues was driven by:

•	a $4 million decrease in crude oil transportation revenues, as a result of lower Platte pipeline volumes, partially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $3 million decrease in operating expenses was primarily driven by a decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. The $18 million decrease was primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $3 million decrease in operating revenues was driven by:

•	a $4 million decrease in crude oil transportation revenues, as a result of lower Platte and Express pipeline volumes, substantially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $6 million decrease in operating expenses was primarily driven by a decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. The $31 million decrease was primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating expenses	$22	$18	$4	$42	$35	$7
EBITDA	$(22)	$(18)	$(4)	$(42)	$(35)	$(7)
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Expenses. The $4 million increase reflects higher governance costs.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Expenses. The $7 million increase reflects higher governance costs.

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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$305	$316	$616	$617
Add:
Interest expense	56	63	112	120
Income tax expense	5	5	9	7
Depreciation and amortization	77	73	154	146
Foreign currency (gain) loss	1	—	—	3
Less:
Third Party interest income	2	1	2	1
EBITDA	442	456	889	892
Add:
Earnings from equity investments	(30)	(45)	(57)	(85)
Distributions from equity investments (a)	32	70	97	124
Non-cash impairment on Ozark Gas Gathering	—	—	—	9
Other	1	3	3	6
Less:
Interest expense	56	63	112	120
Equity AFUDC	29	16	46	27
Net cash paid for income taxes	4	2	5	7
Distributions to noncontrolling interests	8	9	15	16
Maintenance capital expenditures	73	73	108	101
Distributable Cash Flow	$275	$321	$646	$675
________

(a)	Excludes $4 million of distributions from equity investments for the six months ended June 30, 2015.

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
We performed either a quantitative assessment or a qualitative assessment for each of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2016 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2016 were substantially in excess of their respective carrying values.
No triggering events have occurred with our reporting units since the April 1, 2016 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had negative working capital of $848 million. This balance includes commercial paper liabilities totaling $693 million and current maturities of long-term debt of $22 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,807 million at June 30, 2016. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$753	$731
Investing activities	(1,275)	(603)
Financing activities	525	(101)
Net increase in cash and cash equivalents	3	27
Cash and cash equivalents at beginning of the period	168	140
Cash and cash equivalents at end of the period	$171	$167
Operating Cash Flows
Net cash provided by operating activities increased $22 million to $753 million in the six months ended June 30, 2016 compared to the same period in 2015, driven mainly by changes in working capital.

Investing Cash Flows
Net cash used in investing activities increased $672 million to $1,275 million in the six months ended June 30, 2016 compared to the same period in 2015. The change was mainly driven by:

•	a $497 million increase in capital and investment expenditures, and

•	a $148 million distribution of debt proceeds back to Gulfstream for payment of its matured debt.
Capital and Investment Expenditures by Business Segment

	Six Months Ended June 30,
	2016	2015
	(in millions)
U.S. Transmission	$1,098	$599
Liquids	37	39
Total consolidated	$1,135	$638
Capital and investment expenditures for the six months ended June 30, 2016 consisted of $1,027 million for expansion projects and $108 million for maintenance and other projects.
We project 2016 capital and investment expenditures of approximately $2.7 billion, consisting of $2.4 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $525 million in the six months ended June 30, 2016 compared to $101 million used in financing activities in the same period in 2015. The change was mainly driven by:

•	$217 million of net issuances of commercial paper in 2016, compared to $869 million of net redemptions in 2015,

•	a $632 million increase in proceeds from issuances of units, and

•	a $188 million increase in contributions from noncontrolling interests, partially offset by

•	$994 million of net issuances of long-term debt in 2015, and

•	a $251 million increase in payments for the redemption of long-term debt.
During the six months ended June 30, 2016, we issued 7.0 million common units to the public under our at-the-market program and approximately 143,000 general partner units to Spectra Energy. Total net proceeds were $327 million, including approximately $6 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2016, we have issued 7.8 million common units to the public under our at-the-market program and approximately 160,000 general partner units to Spectra Energy, for total net proceeds of approximately $365 million, including $7 million of proceeds from Spectra Energy.
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
Cash Distributions. A cash distribution of $0.66375 per limited partner unit was declared on August 3, 2016, payable on August 26, 2016, representing the thirty-fifth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $620 million available as of June 30, 2016.

OTHER ISSUES
New Accounting Pronouncements. See Note 14 of Notes to Condensed Consolidated Financial Statements for discussion.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 12 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 3, 2016		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: August 3, 2016		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer