Form 10-Q
period 2016-09-30
Spectra Energy Partners, LP
filed 2016-11-03
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2016, there were 305,960,001 Common Units and 6,244,082 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2016

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues
Transportation of natural gas	$482	$461	$1,441	$1,379
Transportation of crude oil	89	93	262	267
Storage of natural gas and other	57	58	167	175
Total operating revenues	628	612	1,870	1,821
Operating Expenses
Operating, maintenance and other	225	184	594	543
Depreciation and amortization	78	74	232	220
Property and other taxes	45	35	135	106
Total operating expenses	348	293	961	869
Operating Income	280	319	909	952
Other Income and Expenses
Earnings from equity investments	35	49	92	134
Other income and expenses, net	38	23	89	49
Total other income and expenses	73	72	181	183
Interest Expense	53	59	165	179
Earnings Before Income Taxes	300	332	925	956
Income Tax Expense	4	1	13	8
Net Income	296	331	912	948
Net Income—Noncontrolling Interests	21	10	52	27
Net Income—Controlling Interests	$275	$321	$860	$921
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$275	$321	$860	$921
Less: General partner’s interest in net income	81	66	226	184
Limited partners’ interest in net income	$194	$255	$634	$737
Weighted-average limited partner units outstanding—basic and diluted	304	301	296	297
Net income per limited partner unit—basic and diluted	$0.64	$0.85	$2.14	$2.48
Distributions paid per limited partner unit	$0.66375	$0.61375	$1.95375	$1.80375

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$296	$331	$912	$948
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(10)	8	(23)
Total other comprehensive income (loss)	(4)	(10)	8	(23)
Total Comprehensive Income	292	321	920	925
Less: Comprehensive Income—Noncontrolling Interests	21	10	52	27
Comprehensive Income—Controlling Interests	$271	$311	$868	$898

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$365	$168
Receivables, net	307	272
Inventory	42	37
Fuel tracker	19	41
Other	28	26
Total current assets	761	544
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,049	904
Goodwill	3,235	3,232
Other	134	44
Total investments and other assets	4,418	4,180
Property, Plant and Equipment
Cost	19,137	17,491
Less accumulated depreciation and amortization	3,820	3,654
Net property, plant and equipment	15,317	13,837
Regulatory Assets and Deferred Debits	355	290
Total Assets	$20,851	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$425	$322
Commercial paper	1,177	476
Taxes accrued	79	60
Interest accrued	33	72
Current maturities of long-term debt	422	283
Other	125	258
Total current liabilities	2,261	1,471
Long-term Debt	5,454	5,845
Deferred Credits and Other Liabilities
Deferred income taxes	42	38
Regulatory and other	162	151
Total deferred credits and other liabilities	204	189
Commitments and Contingencies
Equity
Partners’ Capital
Common units (306.0 million and 285.1 million units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	11,536	10,527
General partner units (6.2 million and 5.8 million units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	424	336
Accumulated other comprehensive loss	(42)	(50)
Total partners’ capital	11,918	10,813
Noncontrolling interests	1,014	533
Total equity	12,932	11,346
Total Liabilities and Equity	$20,851	$18,851

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$912	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	226
Deferred income tax expense	4	2
Earnings from equity investments	(92)	(134)
Distributions from equity investments	87	146
Other	(78)	(58)
Net cash provided by operating activities	1,070	1,130
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,546)	(1,161)
Investments in and loans to unconsolidated affiliates	(181)	(91)
Purchase of intangible, net	(80)	—
Distributions from equity investments	45	440
Distribution to equity investment	(148)	—
Purchases of held-to-maturity securities	(31)	(33)
Proceeds from sales and maturities of held-to-maturity securities	26	25
Purchases of available-for-sale securities	(550)	—
Proceeds from sales and maturities of available-for-sale securities	546	—
Other changes in restricted funds	7	(15)
Other	(2)	—
Net cash used in investing activities	(1,914)	(835)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	994
Payments for the redemption of long-term debt	(267)	(16)
Net increase (decrease) in commercial paper	701	(907)
Distributions to noncontrolling interests	(22)	(23)
Contributions from noncontrolling interests	437	164
Proceeds from the issuances of units	972	358
Distributions to partners	(777)	(705)
Other	(3)	(9)
Net cash provided by (used in) financing activities	1,041	(144)
Net increase in cash and cash equivalents	197	151
Cash and cash equivalents at beginning of period	168	140
Cash and cash equivalents at end of period	$365	$291
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$219	$202

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	634	226	—	52	912
Other comprehensive income	—	—	8	—	8
Attributed deferred tax benefit	—	42	—	14	56
Issuances of units	952	20	—	—	972
Distributions to partners	(577)	(200)	—	—	(777)
Contributions from noncontrolling interests	—	—	—	437	437
Distributions to noncontrolling interests	—	—	—	(22)	(22)
September 30, 2016	$11,536	$424	$(42)	$1,014	$12,932
December 31, 2014	$10,474	$284	$(20)	$268	$11,006
Net income	737	184	—	27	948
Other comprehensive loss	—	—	(23)	—	(23)
Attributed deferred tax benefit	—	25	—	4	29
Issuances of units	351	7	—	—	358
Distributions to partners	(537)	(168)	—	—	(705)
Contributions from noncontrolling interests	—	—	—	164	164
Distributions to noncontrolling interests	—	—	—	(23)	(23)
September 30, 2015	$11,025	$332	$(43)	$440	$11,754

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership. As of September 30, 2016, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 76% of us and the remaining 24% was publicly owned.
On September 6, 2016, Spectra Energy announced that they entered into a definitive merger agreement with Enbridge Inc. (Enbridge). Under this agreement, Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy's stock at approximately $28 billion, based on the closing price of Enbridge common shares as of September 2, 2016. This transaction was unanimously approved by both boards of directors, and is expected to close in the first quarter of 2017, subject to shareholder and certain regulatory approvals and other customary conditions.
Upon completion of the proposed merger, Spectra Energy shareholders will receive 0.984 Enbridge common shares for each share of Spectra Energy stock they own. The consideration to be received is valued at $40.33 per Spectra Energy share, based on the closing price of Enbridge common shares as of September 2, 2016, representing an approximate 11.5% premium to the closing price of Spectra Energy stock as of September 2, 2016. Upon completion of the merger, Enbridge shareholders are expected to own approximately 57% of the combined company and Spectra Energy shareholders are expected to own approximately 43%.
As a result of this transaction, Enbridge and its subsidiaries will collectively own the interest in us currently held by Spectra Energy.
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

Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended September 30, 2016
U.S. Transmission	$535	$71	$392
Liquids	93	7	60
Total reportable segments	628	78	452
Other	—	—	(21)
Depreciation and amortization	—	—	78
Interest expense	—	—	53
Interest income and other	—	—	—
Total consolidated	$628	$78	$300
Three Months Ended September 30, 2015
U.S. Transmission	$515	$67	$401
Liquids	97	7	79
Total reportable segments	612	74	480
Other	—	—	(13)
Depreciation and amortization	—	—	74
Interest expense	—	—	59
Interest income and other	—	—	(2)
Total consolidated	$612	$74	$332
Nine Months Ended September 30, 2016
U.S. Transmission	$1,602	$210	$1,209
Liquids	268	22	174
Total reportable segments	1,870	232	1,383
Other	—	—	(63)
Depreciation and amortization	—		232
Interest expense	—	—	165
Interest income and other	—	—	2
Total consolidated	$1,870	$232	$925
Nine Months Ended September 30, 2015
U.S. Transmission	$1,546	$197	$1,186
Liquids	275	23	221
Total reportable segments	1,821	220	1,407
Other	—	—	(48)
Depreciation and amortization	—	—	220
Interest expense	—	—	179
Interest income and other	—	—	(4)
Total consolidated	$1,821	$220	$956

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per unit amounts)
Net income—controlling interests	$275	$321	$860	$921
Less:
General partner’s interest in net income—2%	5	6	17	18
General partner’s interest in net income attributable to incentive distribution rights	76	60	209	166
Limited partners’ interest in net income	$194	$255	$634	$737
Weighted average limited partner units outstanding—basic and diluted	304	301	296	297
Net income per limited partner unit—basic and diluted	$0.64	$0.85	$2.14	$2.48
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.67625 per limited partner unit was declared on November 2, 2016 and is payable on November 29, 2016 to unitholders of record at the close of business on November 14, 2016.
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
5. Variable Interest Entities
Sabal Trail. On April 1, 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from us. Consideration for this transaction consisted of approximately $110 million cash, $102 million of which is classified as Cash Flows from Financing Activities — Contributions from Noncontrolling Interests. See Note 6 for additional information related to this transaction. As of September 30, 2016, we owned a 50% interest in Sabal Trail, a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.5 billion.
The following summarizes assets and liabilities for Sabal Trail:

Condensed Consolidated Balance Sheets	September 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$303	$118
Net property, plant and equipment	1,363	773
Regulatory assets and deferred debits	58	25
Total Assets	$1,724	$916
Liabilities and Equity
Current liabilities	$128	$84
Equity	1,596	832
Total Liabilities and Equity	$1,724	$916
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $281 million and $90 million as of September 30, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
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
On April 1, 2016, NextEra purchased an additional 9.5% interest in Sabal Trail, reducing our ownership interest in Sabal Trail to 50%. Upon purchase of the additional ownership interest, NextEra reimbursed us $8 million for NextEra’s proportional share of the first milestone payment, which reduced our total milestone payments to $40 million as of June 30, 2016.
During the third quarter of 2016, the second milestone was achieved and paid, consisting of an additional payment of $40 million, for total milestone payments of $80 million as of September 30, 2016. Both payments are classified as Cash Flows from Investing Activities — Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets — Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.

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
8. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and other money market securities in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and NEB regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $15 million and $11 million of AFS securities classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, these investments include $14 million of restricted funds related to certain construction projects and $1 million are restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements. The balance as of December 31, 2015 is all related to certain construction projects.
At September 30, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at September 30, 2016 or December 31, 2015.
HTM Securities. All of our HTM securities are restricted funds. We had $8 million and $3 million of money market securities classified as Current Assets — Other on the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At September 30, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $7 million and $14 million classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively. These restricted funds are related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

9. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at September 30, 2016	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$1,177	$1,323
On April 29, 2016, we amended our credit agreement. The total capacity was increased to $2.5 billion and the expiration date was extended to April 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of September 30, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of September 30, 2016, this ratio was 3.7 to 1.
10. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$302	$—	$302	$—
Corporate debt securities	Investments and other assets — other	14	—	14	—
Canadian equity securities	Investments and other assets — other	1	1	—	—
Interest rate swaps	Investments and other assets — other	28	—	28	—
Total Assets		$345	$1	$344	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$112	$—	$112	$—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	14	—	14	—
Total Assets		$137	$—	$137	$—
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

	September 30, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	5,885	6,300	6,152	5,906
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, note receivable-noncurrent, accounts payable, commercial paper and short-term money market securities are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During the nine months ended September 30, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
11. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the nine months ended September 30, 2016.

At September 30, 2016, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	September 30, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$28	$—	$28	$14	$—	$14
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of September 30, 2016 or December 31, 2015 related to litigation.
13. Issuances of Common Units
During the nine months ended September 30, 2016, we issued 10.4 million common units to the public under our at-the-market program, and approximately 212,000 general partner units to Spectra Energy. Total net proceeds were $483 million, including approximately $10 million of proceeds from Spectra Energy.
In April 2016, we issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. Total net proceeds were $489 million, including $10 million for general partner units in order to maintain Spectra Energy's 2% general partner interest. We used the proceeds from this purchase for general partnership purposes, including the funding of our current expansion capital plan.
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
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," to provide guidance on specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

15. Subsequent Events
On October 17, 2016 we issued $800 million aggregate principal amount of senior unsecured notes, comprised of $600 million of 3.375% senior notes due in 2026 and $200 million of 4.50% senior notes due in 2045. The new 2045 notes are an additional issuance of our 4.50% senior notes issued in March 2015. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended September 30, 2016 and 2015, we reported net income from controlling interests of $275 million and $321 million, respectively. For the nine months ended September 30, 2016 and 2015, we reported net income from controlling interests of $860 million and $921 million, respectively.
The highlights for the three months ended September 30, 2016 included increased earnings driven by expansion, primarily at Texas Eastern Transmission, LP (Texas Eastern), more than offset by pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania, and the absence of equity earnings from Sand Hills and Southern Hills which we owned until October 2015. The highlights for the nine months ended September 30, 2016 included increased earnings driven by expansion, more than offset by pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania, lower interruptible and short-term firm transportation revenue, a one-time property tax accrual adjustment in 2015, and the absence of equity earnings from Sand Hills and Southern Hills.
For both of the three months ended September 30, 2016 and 2015, distributable cash flow was $270 million. For the nine months ended September 30, 2016 and 2015, distributable cash flow was $916 million and $945 million, respectively.
A cash distribution of $0.67625 per limited partner unit was declared on November 2, 2016 and is payable on November 29, 2016. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2018. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
We are conducting an assessment of the Texas Eastern system across Pennsylvania and New Jersey. The assessment is the result of a corrective action order from the Pipeline and Hazardous Materials Safety Administration (PHMSA) as well as our own work plan related to an incident on the system on April 29, 2016 near Delmont, Pennsylvania. This assessment program and the related system repairs are expected to cost approximately $75 million to $100 million. Most of this program will be completed in 2016, with the remainder of the work to be performed in 2017. Additional inspections and repairs, if any, will be determined after the completion of this work. Importantly, as of November 1, 2016 we were in the position to fully meet our customer obligations.

For the nine months ended September 30, 2016, we had $1,727 million of capital and investment expenditures. We currently project $2.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.2 billion. These projections exclude contributions from noncontrolling interests.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of September 30, 2016, we have access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

On September 6, 2016, Spectra Energy announced that they entered into a definitive merger agreement with Enbridge. Under this agreement, Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy's stock at approximately $28 billion, based on the closing price of Enbridge common shares as of September 2, 2016. This transaction was unanimously approved by both boards of directors, and is expected to close in the first quarter of 2017, subject to shareholder and certain regulatory approvals and other customary conditions.

Upon completion of the proposed merger, Spectra Energy shareholders will receive 0.984 Enbridge common shares for each share of Spectra Energy stock they own. The consideration to be received is valued at $40.33 per Spectra Energy share, based on the closing price of Enbridge common shares as of September 2, 2016, representing an approximate 11.5% premium to the closing price of Spectra Energy stock as of September 2, 2016. Upon completion of the merger, Enbridge shareholders are expected to own approximately 57% of the combined company and Spectra Energy shareholders are expected to own approximately 43%.
As a result of this transaction, Enbridge and its subsidiaries will collectively own the interest in us currently held by Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$628	$612	$1,870	$1,821
Operating expenses	348	293	961	869
Operating income	280	319	909	952
Earnings from equity investments	35	49	92	134
Other income and expenses, net	38	23	89	49
Interest expense	53	59	165	179
Earnings before income taxes	300	332	925	956
Income tax expense	4	1	13	8
Net income	296	331	912	948
Net income—noncontrolling interests	21	10	52	27
Net income—controlling interests	$275	$321	$860	$921
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $16 million increase was driven mainly by:

•	revenues from expansion, primarily on Texas Eastern, and

•	storage revenues due to new contracts at higher rates, partially offset by

•	lower processing revenues due mainly to lower volumes, net of higher prices,

•	lower crude oil transportation revenues, as a result of lower Platte pipeline volumes, net of increased tariff rates primarily on the Express pipeline, and

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $55 million increase was driven mainly by:

•	pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	higher costs related to expansion, and

•	higher property tax accruals due to the absence of a 2015 tax benefit, partially offset by

•	lower maintenance costs on the Express and Platte pipelines, and

•	lower electric power and other costs passed through to gas transmission customers.
Earnings from Equity Investments. The $14 million decrease was primarily attributable to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Other Income and Expenses, Net. The $15 million increase was primarily attributable to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects.
Interest Expense. The $6 million decrease was mainly due to higher capitalized interest.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $49 million increase was driven mainly by:

•	higher revenues from expansion, primarily on Texas Eastern, and

•	storage revenues due to new contracts at higher rates, partially offset by

•
lower natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and Maritimes and Northeast Pipeline, L.L.C. (M&N U.S.) and short-term firm transportation primarily on Algonquin Gas Transmission, L.L.C. (Algonquin),

•	lower recoveries of electric power and other costs passed through to gas transmission customers,

•	lower processing revenues primarily due to lower prices and volumes, and

•	lower crude oil transportation revenues, as a result of lower volumes on the Platte and Express pipelines, substantially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $92 million increase was driven mainly by:

•	pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	higher costs related to expansion,

•	higher property tax accruals due to the absence of a 2015 tax benefit, and

•	higher operating costs, partially offset by

•	lower power costs due to lower usage in 2016 and lower maintenance costs on the Express and Platte pipeline,

•	lower electric power and other costs passed through to gas transmission customers, and

•	a prior year non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering).
Earnings from Equity Investments. The $42 million decrease was primarily attributable to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Other Income and Expenses, Net. The $40 million increase was primarily attributable to higher AFUDC from higher capital spending on expansion projects.
Interest Expense. The $14 million decrease was mainly due to higher capitalized interest, partially offset by higher average balances of long term debt.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
U.S. Transmission	$392	$401	$1,209	$1,186
Liquids	60	79	174	221
Total reportable segment EBITDA	452	480	1,383	1,407
Other	(21)	(13)	(63)	(48)
Total reportable segment and other EBITDA	431	467	1,320	1,359
Depreciation and amortization	78	74	232	220
Interest expense	53	59	165	179
Interest income and other	—	(2)	2	(4)
Earnings before income taxes	$300	$332	$925	$956
The amounts discussed below are after eliminating intercompany transactions.

U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$535	$515	$20	$1,602	$1,546	$56
Operating expenses
Operating, maintenance and other	217	169	48	572	496	76
Other income and expenses	74	55	19	179	136	43
EBITDA	$392	$401	$(9)	$1,209	$1,186	$23

Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $20 million increase was driven by:

•	a $25 million increase due to expansion, primarily on Texas Eastern, and

•	a $3 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $5 million decrease in processing revenues primarily due to lower volumes, net of higher prices, and

•	a $2 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $48 million increase was driven by:

•	a $38 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near
Delmont, Pennsylvania,

•	a $8 million increase in costs related to expansion, and

•	a $5 million increase in property taxes due to the absence of a 2015 tax benefit, partially offset by

•	a $2 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $19 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $56 million increase was driven by:

•	a $82 million increase due to expansion, primarily on Texas Eastern, and

•	a $5 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	an $11 million decrease in natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and M&N U.S. and short-term firm transportation primarily on Algonquin,

•	an $11 million decrease in recoveries of electric power and other costs passed through to gas transmission customers, and

•	a $9 million decrease in processing revenues primarily due to lower volumes and prices.
Operating Expenses. The $76 million increase was driven by:

•	a $44 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near
Delmont, Pennsylvania,

•	a $39 million increase in costs related to expansion,

•	a $10 million increase in property taxes mostly due to the absence of a 2015 tax benefit, and

•	a $4 million increase due to operating costs, partially offset by

•	an $11 million decrease in electric power and other costs passed through to gas transmission customers, and

•	a $9 million decrease due to a prior year non-cash impairment charge on Ozark Gas Gathering.
Other Income and Expenses. The $43 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.
Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$93	$97	$(4)	$268	$275	$(7)
Operating expenses
Operating, maintenance and other	32	37	(5)	94	105	(11)
Other income and expenses	(1)	19	(20)	—	51	(51)
EBITDA	$60	$79	$(19)	$174	$221	$(47)
Express pipeline revenue receipts, MBbl/d (a)	235	234	1	234	239	(5)
Platte PADD II deliveries, MBbl/d	131	167	(36)	131	169	(38)
_______
(a)    Thousand barrels per day.
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $4 million decrease in operating revenues was driven by:

•	a $4 million decrease in crude oil transportation revenues, as a result of lower Platte pipeline volumes, partially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $5 million decrease in operating expenses was primarily driven by lower maintenance costs on the Express and Platte pipelines.
Other Income and Expenses. The $20 million decrease was primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $7 million decrease in operating revenues was driven by:

•	an $8 million decrease in crude oil transportation revenues, as a result of lower Platte and Express pipeline volumes, substantially offset by increased tariff rates mainly on the Express pipeline.
Operating Expenses. The $11 million decrease in operating expenses was mainly driven by:

•	a $6 million decrease in power costs due to lower usage in 2016 and

•	a $5 million decrease in maintenance costs on the Express and Platte pipelines.
Other Income and Expenses. The $51 million decrease was primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating expenses	$21	$13	$8	$63	$48	$15
EBITDA	$(21)	$(13)	$(8)	$(63)	$(48)	$(15)
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Expenses. The $8 million increase reflects higher allocated benefit costs.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Expenses. The $15 million increase reflects higher allocated benefit costs.

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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$296	$331	$912	$948
Add:
Interest expense	53	59	165	179
Income tax expense	4	1	13	8
Depreciation and amortization	78	74	232	220
Foreign currency (gain) loss	—	2	—	5
Less:
Third Party interest income	—	—	2	1
EBITDA	431	467	1,320	1,359
Add:
Earnings from equity investments	(35)	(49)	(92)	(134)
Distributions from equity investments (a)	35	59	132	183
Non-cash impairment on Ozark Gas Gathering	—	—	—	9
Other	9	2	12	8
Less:
Interest expense	53	59	165	179
Equity AFUDC	38	23	84	50
Net cash paid for income taxes	2	1	7	8
Distributions to noncontrolling interests	7	7	22	23
Maintenance capital expenditures	70	119	178	220
Distributable Cash Flow	$270	$270	$916	$945
________

(a)	Excludes $403 million of distributions from equity investments for the nine months ended September 30, 2015.

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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had negative working capital of $1,500 million. This balance includes commercial paper liabilities totaling $1,177 million and current maturities of long-term debt of $422 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,323 million at September 30, 2016. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$1,070	$1,130
Investing activities	(1,914)	(835)
Financing activities	1,041	(144)
Net increase in cash and cash equivalents	197	151
Cash and cash equivalents at beginning of the period	168	140
Cash and cash equivalents at end of the period	$365	$291
Operating Cash Flows
Net cash provided by operating activities decreased $60 million to $1,070 million in the nine months ended September 30, 2016 compared to the same period in 2015, driven mainly by the absence of distributions from Sand Hills and Southern Hills owned until October 2015.

Investing Cash Flows
Net cash used in investing activities increased $1,079 million to $1,914 million in the nine months ended September 30, 2016 compared to the same period in 2015. The change was mainly driven by:

•	a $475 million increase in capital and investment expenditures,

•	a $396 million distribution received from Gulfstream with proceeds from a Gulfstream debt offering in 2015, and

•	a $148 million distribution of the debt proceeds back to Gulfstream for payment of its matured debt in 2016.
Capital and Investment Expenditures by Business Segment

	Nine Months Ended September 30,
	2016	2015
	(in millions)
U.S. Transmission	$1,673	$1,206
Liquids	54	46
Total consolidated	$1,727	$1,252
Capital and investment expenditures for the nine months ended September 30, 2016 consisted of $1,549 million for expansion projects and $178 million for maintenance and other projects.
We project 2016 capital and investment expenditures of approximately $2.5 billion, consisting of $2.2 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $1,041 million in the nine months ended September 30, 2016 compared to $144 million used in financing activities in the same period in 2015. The change was mainly driven by:

•	$701 million of net issuances of commercial paper in 2016, compared to $907 million of net redemptions in 2015,

•	a $614 million increase in proceeds from issuances of units, and

•	a $273 million increase in contributions from noncontrolling interests, partially offset by

•	$994 million of net issuances of long-term debt in 2015, and

•	a $251 million increase in payments for the redemption of long-term debt.
During the nine months ended September 30, 2016, we issued 10.4 million common units to the public under our at-the-market program and approximately 212,000 general partner units to Spectra Energy. Total net proceeds were $483 million, including approximately $10 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2016, we have issued 10.9 million common units to the public under our at-the-market program and approximately 222,000 general partner units to Spectra Energy, for total net proceeds of approximately $503 million, including $10 million of proceeds from Spectra Energy.
In April 2016, we issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. Total net proceeds were approximately $489 million. We used the net proceeds from this purchase for general partnership purposes, including the funding of our current expansion capital plan.
Available Credit Facility and Restrictive Debt Covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.67625 per limited partner unit was declared on November 2, 2016, payable on November 29, 2016, representing the thirty-sixth consecutive quarterly increase.
Debt Issuances. On October 17, 2016 we issued $800 million aggregate principal amount of senior unsecured notes, comprised of $600 million of 3.375% senior notes due in 2026 and $200 million of 4.50% senior notes due in 2045. The new 2045 notes are an additional issuance of our 4.50% senior notes issued in March 2015. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.

Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $466 million available as of September 30, 2016.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 3, 2016		/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: November 3, 2016		/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer