Form 10-K
period 2016-12-31
Spectra Energy Partners, LP
filed 2017-02-24
CIK 1394074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the Common Units held by non-affiliates of the registrant at June 30, 2016: $3,396,000,000.
At January 31, 2017, there were 308,848,266 Common Units and 6,303,026 General Partner Units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2016

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
On September 6, 2016 Spectra Energy Corp (Spectra Energy) announced that they entered into a definitive merger agreement with Enbridge Inc. (Enbridge). Under this agreement, Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy's stock at approximately $28 billion, based on the closing price of Enbridge common shares as of September 2, 2016. This transaction was approved by the boards of directors and shareholders of both Spectra Energy and Enbridge and has received all necessary regulatory approvals. The transaction is expected to close on February 27, 2017.
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

General

CALGARY
HOUSTON
Corporate headquarters
Major office
Natural gas pipeline
Natural gas storage
LNG plant/storage
Crude oil pipeline
Major crude oil storage
Major crude oil pipeline terminal

Spectra Energy Partners, LP, through its subsidiaries and equity affiliates, is engaged in the transmission, storage and gathering of natural gas, and the transportation and storage of crude oil, through interstate pipeline systems in the United States and Canada with over 15,000 miles of transmission and transportation pipelines, the storage of natural gas in underground facilities with aggregate working gas storage capacity of approximately 170 billion cubic feet (Bcf) and crude oil storage of approximately 5.6 million barrels.
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
Our operations and activities are managed by our general partner, Spectra Energy Partners (DE) GP, LP, which in turn is managed by its general partner, Spectra Energy Partners GP, LLC, (the General Partner). The General Partner is wholly owned by a subsidiary of Spectra Energy. Spectra Energy is a separate entity, the common stock of which trades on the New York Stock Exchange (NYSE) under the symbol “SE.” As of December 31, 2016, Spectra Energy and its subsidiaries collectively owned 75% of us and the remaining 25% was publicly owned.
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
In November 2013, we acquired substantially all of Spectra Energy’s remaining U.S. transmission, storage and liquids assets, including Spectra Energy’s remaining 60% interest in Express US (the U.S. Assets Dropdown). The pipeline systems include Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, LLC (Algonquin), the remaining ownership interest in Express US, an additional 39% interest in Maritimes & Northeast Pipeline, L.L.C (M&N U.S.), 33% interests in both DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), an additional 1% interest in Gulfstream Natural Gas System, L.L.C. (Gulfstream) and a 24.95% interest in Southeast Supply Header, LLC (SESH). The natural gas and crude oil storage businesses include Bobcat Gas Storage (Bobcat), the remaining 50% interest in Market Hub Partners Holding, LLC (Market Hub), a 49% interest in Steckman Ridge, LP (Steckman Ridge), and Texas Eastern's and Express-Platte's storage facilities.
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and an additional 1% interest in Steckman Ridge from Spectra Energy.
The final transaction related to the U.S. Assets Dropdown occurred in November 2015, and consisted of the acquisition of Spectra Energy's remaining 0.1% interest in SESH.
The U.S. Assets Dropdown has been accounted for as an acquisition under common control, resulting in the recast of our prior results. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transaction.
In October 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills.
Businesses
We manage our business in two reportable segments: U.S. Transmission and Liquids. The remainder of our business operations is presented as “Other,” and consists mainly of certain corporate costs. The following sections describe the operations of each of our businesses. For financial information on our business segments, see Note 4 of Notes to Consolidated Financial Statements.
U.S. Transmission
Our U.S. Transmission business primarily provides transmission, storage, and gathering of natural gas for customers in various regions of the northeastern and southeastern United States. Our pipeline systems consist of approximately 14,000 miles of pipelines with eight primary transmission systems: Texas Eastern, Algonquin, East Tennessee Natural Gas, LLC (East Tennessee), M&N U.S., Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), Big Sandy Pipeline, LLC (Big Sandy), Gulfstream and SESH. The pipeline systems in our U.S. Transmission business receive natural gas from major North American producing regions for delivery to their respective markets. A majority of contracted transportation volumes are under long-term firm service agreements, where customers reserve capacity in the pipeline. Interruptible services, where customers can use capacity if it is available at the time of the request, are provided on a short-term or seasonal basis.
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
Texas Eastern

Maritimes &
Northeast
Algonquin
Leidy
NEW YORK
Oakford
Accident
Steckman Ridge
Platte
Texas Eastern
Big Sandy
Saltville
NASHVILLE
Ozark
East
Tennessee
Southeast
Supply Header
Transmission
Storage
HOUSTON
Bobcat
Market Hub
Gulfstream

The Texas Eastern natural gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, the first of which has one to four large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,700 miles of pipeline and associated compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 400 miles of pipeline. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working joint venture capacity in these three facilities is 74 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf joint venture storage facility in Pennsylvania, and three affiliated storage facilities in Texas and Louisiana, aggregating 75 Bcf, owned by Market Hub and Bobcat.

Algonquin

Maritimes &
Northeast
NH
BOSTON
NY
MA
RI
HARTFORD
CT
Algonquin
PA
NJ
NEW YORK
Texas Eastern

The Algonquin natural gas transmission system, which we directly own 91%, connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to M&N U.S. The system consists of approximately 1,130 miles of pipeline with associated compressor stations.

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

Maritimes & Northeast Pipeline

NB
M&N Canada
ME
NS
BANGOR
Maritimes &
Northeast Pipeline
(M&N U.S.)
NH
MA
BOSTON
Algonquin

M&N U.S. is owned 78% directly by us, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N U.S. is an approximately 350-mile mainline interstate natural gas transmission system which extends from the border of Canada near Baileyville, Maine to northeastern Massachusetts. M&N U.S. is connected to the Canadian portion of the Maritimes & Northeast Pipeline system, Maritimes & Northeast Pipeline Limited Partnership (M&N Canada), which is owned 78% by Spectra Energy. M&N U.S. facilities include compressor stations, with a market delivery capability of approximately 0.8 billion cubic feet per day (Bcf/d) of natural gas. The pipeline’s location and key interconnects with our transmission system link regional natural gas supplies to the northeast U.S. markets.

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

SESH

Perryville Hub
MS
Southeast
Supply Header
AL
Texas Eastern
LA
Bobcat
Storage
CODEN
Gulfstream

SESH, an approximately 290-mile natural gas transmission system, with associated compressor stations, is operated jointly by Spectra Energy and CenterPoint Energy Southeastern Pipelines Holding, LLC (CenterPoint). SESH extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from six major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. SESH is owned 50% directly by us and 50% by Enable Midstream Partners, LP, collectively. Our investment in SESH is accounted for under the equity method of accounting.

Market Hub
Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 46 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas, with access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana, with ten interconnections serving eight pipeline systems, including the Texas Eastern system.
Saltville
Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf, interconnecting with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.
Bobcat
Bobcat, an approximately 29 Bcf salt dome facility, is strategically located on the Gulf Coast near Henry Hub, interconnecting with five major interstate pipelines, including Texas Eastern.
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

Express-Platte

Hardisty
SK
CALGARY
AB
MT
Express
WY
Casper
NE
Platte
IL
Texas Eastern
MO
Wood River
KS
Major crude oil storage
Major crude oil pipeline terminal

The Express-Platte pipeline system, an approximately 1,700-mile crude oil transportation system, which begins in Hardisty, Alberta, and terminates in Wood River Illinois, is comprised of both the Express and Platte crude oil pipelines and crude oil storage of approximately 5.6 million barrels. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.
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
Regulations
Most of our U.S. gas transmission, crude oil pipeline and storage operations are regulated by the FERC. The FERC regulates natural gas transmission and crude oil transportation in U.S. interstate commerce including the establishment of rates for services. The FERC also regulates the construction of U.S. interstate natural gas pipelines and storage facilities, including the extension, enlargement and abandonment of facilities. In addition, certain operations are subject to oversight by state regulatory commissions. To the extent that the natural gas intrastate pipelines that transport or store natural gas in interstate commerce provide services under Section 311 of the Natural Gas Policy Act of 1978, they are subject to FERC regulations. The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission and storage companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transmission of gas by intrastate pipelines.
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

•
The Canadian Environmental Assessment Act, 2012 (CEAA 2012) requires the NEB to consider potential environmental effects in its decisions for designated projects. The NEB under its enabling statute also conducts environmental assessments for projects that are not specifically designated under CEAA 2012. In either case, prior to receiving an approval to construct or operate a federally-regulated pipeline or facility, the NEB must consider a series of environmental factors, in particular whether the project has the potential to have adverse environmental effects. These types of assessments occur in relation to both maintenance and capital projects.

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
Employees
We do not have any employees. We are managed by the directors and officers of our general partner. As of December 31, 2016, our general partner and its affiliates have approximately 2,500 employees performing services for our operations, and are solely responsible for providing the employees and other personnel necessary to conduct our operations.
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
In order to make cash distributions at our minimum distribution rate of $0.30 per common unit per quarter, or $1.20 per unit per year, we will require Available Cash of approximately $95 million per quarter, or $378 million per year, depending on the actual number of common units outstanding. We may not have sufficient Available Cash from operating surplus each quarter to enable us to make cash distributions at the minimum distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which will fluctuate based on, among other things:

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
Our equity investments generated approximately 13% of our distributable cash flow in 2016. Spectra Energy operates Steckman Ridge. Spectra Energy shares operations of SESH with CenterPoint and shares operations of Gulfstream with Williams. Accordingly, we do not control the amount of cash distributed to us nor do we control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund.
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
Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC-regulated “recourse rate” for that service. For 2016, 51% of U.S. Transmission’s firm revenues were derived from such negotiated rate contracts. These negotiated rate contracts are not subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. It is possible that the costs to perform services under these negotiated rate contracts will exceed the negotiated rates. If this occurs, it could decrease cash flows from U.S. Transmission.
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
PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. Additionally, PHMSA will establish standards for storage facilities. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows.
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
Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. We expect that costs we incur to comply with environmental regulations in the future will have a significant effect on our earnings and cash flows.
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
The unitholders will be unable to remove our general partner without its consent because the general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove our general partner. As of January 31, 2017, our general partner and its affiliates own 75% of our aggregate outstanding common units.
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
As of January 31, 2017, Spectra Energy and its affiliates hold an aggregate of 230,489,862 common units. The sale of any of these units in the public or private markets could have an adverse effect on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require our common unitholder to sell the units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our common unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. A common unitholder may also incur a tax liability upon a sale of their units. As of January 31, 2017, our general partner and its affiliates own approximately 75% of our outstanding common units.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity-level taxation. If the Internal Revenue Service (IRS) treats us as a corporation or we otherwise become subject to a material amount of entity-level taxation for federal and state tax purposes, it would substantially reduce the amount of distributable cash flow.
The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes and not becoming subject to a material amount of federal or state taxation. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.
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
Under current law, for taxable years beginning after December 31, 2017, we may be required to pay federal income tax as the result of an audit adjustment (as further described below). Furthermore, current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to other entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative or legislative action or judicial interpretation at any time. For example, from time to time, members of the U.S. Congress, the Treasury Department and the IRS propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. These changes could eliminate the Qualifying Income Exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such legislative or regulatory changes or other proposals will ultimately be enacted or adopted. However, it is possible that a change in the law could affect us and may be applied retroactively. Any such changes could negatively impact the value of an investment in our units. Moreover, while we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under applicable legal requirements, including the recently-finalized qualifying income Treasury Regulations, the IRS could take a position that is contrary to our interpretation of (a) Section 7704 of the Internal Revenue Code, (b) the final qualifying income Treasury Regulations, or (c) other applicable guidance.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury and the IRS issued final Treasury Regulations in 2015 that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but those regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

At December 31, 2016, we had over 100 primary facilities located in the United States and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission pipelines using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 13 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2016.
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
Common Unit Data by Quarter

	Distributions Paid in the Quarter per Common Unit	Unit Price Range (a)
		High	Low
2016
First Quarter	$0.63875	$50.48	$39.53
Second Quarter	0.65125	50.43	44.22
Third Quarter	0.66375	49.45	42.58
Fourth Quarter	0.67625	46.46	40.19
2015
First Quarter	$0.58875	$58.56	$49.13
Second Quarter	0.60125	55.95	45.51
Third Quarter	0.61375	52.49	38.25
Fourth Quarter	0.62625	47.98	36.21
__________
(a) Unit prices represent the intra-day high and low price.
As of January 31, 2017, there were approximately 32 holders of record of our common units. A cash distribution to unitholders of $0.68875 per limited partner unit was declared on February 7, 2017 and is payable on February 28, 2017, which is a $0.0125 per limited partner unit increase over the cash distribution of $0.67625 per limited partner unit paid on November 29, 2016.

Unit Performance Graph
The following graph reflects the comparative changes in the value from January 1, 2012 through December 31, 2016 of $100 invested in (1) Spectra Energy Partners’ common units, (2) the Standard & Poor’s 500 Stock Index, and (3) the Alerian MLP Index. The amounts included in the table were calculated assuming the reinvestment of distributions, at the time distributions were paid.

	January 1, 2012	December 31,
		2012	2013	2014	2015	2016
Spectra Energy Partners	$100.00	$103.85	$158.74	$208.19	$183.16	$186.74
S&P 500 Stock Index	100.00	116.00	153.57	174.60	177.01	198.18
Alerian MLP Index	100.00	104.80	133.70	140.13	94.46	111.75
Distributions of Available Cash
General. Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date.
Minimum Quarterly Distribution. The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.30 per limited partner unit per quarter, or $1.20 per limited partner unit per year. The quarterly distribution as of February 7, 2017 is $0.68875 per limited partner unit, or $2.755 per limited partner unit annualized. There is no guarantee that this distribution rate will be maintained or that we will pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of the partnership agreement.
General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all quarterly distributions since inception. This general partner interest is represented by 6,293,744 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest. Our general partner contributed $22 million in 2016, $11 million in 2015 and $7 million in 2014 to maintain its 2% interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of $0.345 per unit per quarter, up to a maximum of 50%. The maximum incentive distribution right of 50% was achieved in 2016, 2015, and 2014. The maximum distribution of 50% includes distributions paid to our general partner on its 2% general partner interest and assumes that our general partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our general partner may receive on common units that it owns.

As a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy, there will be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending on September 30, 2018. See Note 2 in the Notes to Consolidated Financial Statements for more information.
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
 The U.S. Assets Dropdown has been accounted for as an acquisition under common control, resulting in the recast of our prior results. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transaction.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per-unit amounts)
Statements of Operations
Operating revenues	$2,533	$2,455	$2,269	$1,965	$1,754
Operating income	1,228	1,273	1,136	973	897
Net income—noncontrolling interests	78	40	23	16	15
Net income—controlling interests (a)	1,161	1,225	1,004	1,070	580
Limited Partner Unit Data
Net income per limited partner unit—basic and diluted (b)	$2.84	$3.30	$2.84	$4.25	$1.69
Distributions paid per limited partner unit	2.63	2.43	2.245	2.02125	1.93
_________

(a)	Includes a $354 million benefit related to the elimination of accumulated deferred income tax liabilities in 2013.

(b)	Earnings related to the U.S. Assets Dropdown for periods prior to November 1, 2013 were allocated entirely to the general partner in calculating net income per limited partner unit.

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheets
Total assets	$21,606	$18,851	$17,778	$16,776	$13,871
Long-term debt, less current maturities	6,223	5,845	5,134	5,160	3,091
Notes payable—affiliates	—	—	—	—	4,185

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
EXECUTIVE OVERVIEW
We reported net income from controlling interests of $1,161 million in 2016 compared with $1,225 million in 2015 mainly due to expansion projects, more than offset by pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania, lower processing revenues and crude oil transportation revenues due to lower volumes, and a one-time property tax accrual adjustment in 2015. Distributable cash flow was $1,187 million in 2016 compared with $1,205 million in 2015.
We increased our quarterly cash distribution each quarter in 2016, from $0.63875 per limited partner unit for the fourth quarter of 2015 which was paid in February 2016, to $0.68875 per unit for the fourth quarter of 2016 which is payable on February 28, 2017. Our expectation is that we will increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. The declaration and payment of distributions is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints, our partnership agreement and other factors deemed relevant by our Board of Directors.
We invested $2.6 billion of capital and investment expenditures in 2016, including $2.3 billion of expansion and investment capital expenditures. We continue to foresee significant capital spending over the next several years, with approximately $2.8 billion planned for 2017, excluding contributions from noncontrolling interests. We will rely upon cash flows from operations, including cash distributions received from our equity investments, and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2017. Given that we expect to continue to pursue expansion opportunities over the next several years, capital resources will continue to include long-term borrowings and possibly unit issuances. We expect to maintain an investment-grade capital structure and liquidity profile that supports our strategic objectives. Therefore, we will continue to monitor market requirements and our liquidity, and make adjustments to these plans, as needed.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of December 31, 2016, we have access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.
Our Strategy. Our strategy is to create superior and sustainable value for our investors, customers, employees and communities by delivering natural gas and crude oil to premium markets.  We will grow our business by way of organic growth, greenfield expansions and strategic acquisitions, with a steadfast focus on safety, reliability, customer responsiveness and profitability.  We intend to accomplish this by:
•Building off the strength of our asset base.
•Maximizing that base through sector leading operations and service.
•Effectively executing the projects we have secured.
•Securing new growth opportunities that add value for our investors within each of our business segments.
•Expanding our value chain participation into complementary infrastructure assets.
Natural gas supply dynamics continue to evolve, and there is general recognition that natural gas can be an effective solution for meeting the energy needs of North America and beyond. This causes us to be optimistic about future growth opportunities.  Identified opportunities include growth in gas-fired power generation and industrial markets, LNG exports from North America, growth related to moving new sources of gas supplies to markets (including exports) and significant new liquids pipeline infrastructure. With our advantage of providing continuous access from leading supply regions through to the last mile of pipe in growing markets, we expect to continue expanding our assets and operations to meet the evolving needs of our customers.

Crude oil supply dynamics continue to evolve as North American oil production has shifted from growth to decline. In recent years, growing North American crude oil production has displaced imports from overseas and led to increased demand for crude oil transportation and logistics. Although depressed global crude oil prices resulted in declining North American oil production, we expect a return to attractive pricing and a growing North American production outlook. Thus, we remain confident about long-term growth in North American oil production and our ability to capture crude oil pipeline business.
Successful execution of our strategy will depend on maintaining our reputation and leadership as a safe and reliable operator and the effective execution of our capital projects. Continued growth and new opportunities will be determined by key factors, such as the continued growth and production of natural gas and crude oil within North America and our ability to provide creative solutions to meet the markets' evolving energy needs in both North America and beyond.
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
Our combined key natural gas markets—the northeastern and the southeastern United States—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and continental United States average growth rates through 2020. This demand growth is primarily driven by the natural gas-fired electricity generation sector, including regional Gulf Coast exports of LNG. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting our growth strategies. Traditionally, supply to our markets has come from the Gulf Coast region, both onshore and offshore. The national supply profile still includes significant production from traditional sources in the Rockies, Midcontinent, and the U.S. Gulf Coast and is augmented by significant resource growth in Appalachia and West Texas. These supply shifts are shaping the growth strategies that we pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “Liquidity and Capital Resources.” Recent social and environmental activism and political pressures have arisen around the production processes associated with extracting natural gas from the shale basins with the construction of new pipelines. Although we continue to believe that natural gas will remain a viable energy solution for the U.S., these pressures could increase costs and/or cause uncertainty on timing of permitting and execution of new projects.
Our key crude oil markets include the Rocky Mountain and Midwest states. Growth in our business is dependent on incremental crude oil supply from North American sources and the ability of that supply to compete with imported crude oil from overseas. Lower crude oil prices over the past two years have adversely affected the availability and cost-competitiveness of North American crude oil supply. This has not adversely affected our crude oil pipeline business, but sustained low oil prices could have a negative impact on our current business and associated growth opportunities although producers have adapted to and improved their competitiveness despite lower oil prices.
While the dramatic supply increase has been largely positive for midstream companies, lower price dynamics and shifting preferences on producing basins have resulted in other uneconomic impacts, which in the longer-term may impact some of our businesses and pipelines. Furthermore our storage business is adversely impacted by the contraction of price spreads historically seen between the summer and winter months. As a result, the value of storage assets and contracts has declined in recent years, and while this has impacted our business, significant increases in demand on the Gulf Coast, particularly for exports should improve the value of our storage service. However, this may also expose our business to cyclical, economic and demand issues in other parts of the world.
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

These laws and regulations can result in increased capital, operating and other costs. Environmental laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs may cause us to incur significant capital expenditures to obtain permits, evaluate offsite impacts of our operations, install emissions control equipment, and otherwise assure compliance.
Our interstate pipeline operations are subject to pipeline safety laws and regulations administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.
PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows. Additionally, PHMSA issued an interim final rule effective January 2017 that addresses safety issues related to underground natural gas storage facilities. We believe our existing storage facilities conform to the majority of the requirements of the new rule.
In light of the changing environmental and safety laws and regulations described above, we are evaluating efforts required to maintain compliance with such laws and regulations and, in addition, are assessing ways to improve overall system integrity, efficiency and reliability. The capital costs to effectively modernize our pipelines in this way will be substantial and will be incurred over several years.
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
During the past few years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor, the pricing of materials and challenges associated with ensuring the protection of our environment and continual safety enhancements to our facilities. We maintain a strong focus on project management activities to address these pressures as we move forward with planned expansion opportunities. We have also experienced increased scrutiny placed on the permitting and construction of new projects from social and environmental activism, which can sometimes impact the timing of when constructions activities, and ultimate completion of a project, can occur relative to the expected timeline. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.
For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.

RESULTS OF OPERATIONS

	2016	2015	2014
	(in millions)
Operating revenues	$2,533	$2,455	$2,269
Operating expenses	1,305	1,182	1,133
Operating income	1,228	1,273	1,136
Earnings from equity investments	127	167	133
Other income and expenses, net	126	76	31
Interest expense	224	239	238
Earnings before income taxes	1,257	1,277	1,062
Income tax expense	18	12	35
Net income	1,239	1,265	1,027
Net income—noncontrolling interests	78	40	23
Net income—controlling interests	$1,161	$1,225	$1,004

2016 Compared to 2015
Operating Revenues. The $78 million increase was driven by:

•	revenues from expansion projects, primarily on Texas Eastern and Algonquin,

•	storage revenues due to new contracts at higher rates, and

•	higher crude oil transportation revenues due to the Express Enhancement expansion project placed into service in October 2016, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers,

•	lower processing revenues primarily due to lower volumes,

•	lower crude oil transportation revenues, as a result of lower volumes primarily on the Platte pipeline, substantially offset by increased tariff rates mainly on the Express pipeline, and

•	lower natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and M&N U.S., and short-term firm transportation on Algonquin.
Operating Expenses. The $123 million increase was driven mainly by:

•	pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	higher costs related to expansion, and

•	higher property tax accruals due to the absence of a 2015 tax benefit, partially offset by

•	lower electric power and other costs passed through to gas transmission customers,

•	a prior year non-cash impairment charge on Ozark Gas Gathering,

•	lower operating costs primarily due to employee benefit costs,

•	lower maintenance costs,

•	lower power costs due to lower usage on the Express and Platte pipelines, and

•	lower project development costs.
Earnings from Equity Investments. The $40 million decrease was primarily attributable to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Other Income and Expenses, Net. The $50 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) due to higher capital spending on expansion projects.

Interest Expense. The $15 million decrease was driven mainly by higher capitalized interest due to higher capital spending on expansion projects, partially offset by higher average long-term debt balances.
Income Tax Expense. The $6 million increase mainly reflects an increase in Canadian earnings at Express-Platte.
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
Other Income and Expenses, Net. The $45 million increase was mainly attributable to higher AFUDC from higher capital spending on expansion projects.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	2016	2015	2014
	(in millions)
U.S. Transmission	$1,639	$1,599	$1,415
Liquids	237	283	240
Total reportable segment EBITDA	1,876	1,882	1,655
Other	(82)	(66)	(64)
Total reportable segment and other EBITDA	1,794	1,816	1,591
Depreciation and amortization	314	295	288
Interest expense	224	239	238
Interest income and other	1	(5)	(3)
Earnings before income taxes	$1,257	$1,277	$1,062
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	2016	2015	Increase (Decrease)	2014	Increase (Decrease)
	(in millions)
Operating revenues	$2,167	$2,087	$80	$1,939	$148
Operating expenses
Operating, maintenance and other	779	680	99	647	33
Other income and expenses	251	192	59	123	69
EBITDA	$1,639	$1,599	$40	$1,415	$184

2016 Compared to 2015
Operating Revenues. The $80 million increase was driven by:

•	a $113 million increase due to expansion projects, primarily on Texas Eastern and Algonquin, and

•	a $7 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $16 million decrease in recoveries of electric power and other costs passed through to gas transmission customers,

•	a $15 million decrease in processing revenues primarily due to lower volumes, and

•	a $9 million decrease in natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and M&N U.S., and short-term firm transportation on Algonquin.
Operating Expenses. The $99 million increase was driven by:

•	an $80 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	a $47 million increase in costs related to expansion, and

•	an $11 million increase in property tax accruals due to the absence of a 2015 tax benefit, partially offset by

•	a $16 million decrease in electric power and other costs passed through to gas transmission customers,

•	a $9 million decrease due to a non-cash impairment charge on Ozark Gas Gathering in 2015,

•	an $8 million decrease in operating costs, and

•	a $4 million decrease in project development costs.
Other Income and Expenses. The $59 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.

2015 Compared to 2014
Operating Revenues. The $148 million increase was driven by:

•	a $137 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee, and

•	a $43 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $22 million decrease in processing revenues primarily due to lower prices, net of higher volumes,

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
Matters Affecting Future U.S. Transmission Results
We plan to grow our earnings through capital efficient projects, such as transportation and storage expansion to support a two-pronged “supply push” / “market pull” strategy, as well as continued focus on optimizing the performance of the existing operations through organizational efficiencies and cost control. “Supply push” is when producers agree to pay to transport specified volumes of natural gas in order to support the construction of new pipelines or the expansion of existing pipelines. “Market pull” is taking gas away from established liquid supply points and building pipeline transportation capacity to satisfy end-user demand in new markets or demand growth in existing markets. Future earnings growth will be dependent on the success of our expansion plans in both the market and supply areas of the pipeline network, which includes, among other things, shale gas exploration and development areas, the ability to continue renewing service contracts and continued regulatory stability. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads.
Gas supply and demand dynamics continue to change as a result of the development of non-conventional shale gas supplies. The increase in natural gas supply has resulted in declines in the price of natural gas in North America. As a result, a shift occurred to extraction of gas in richer, “wet” gas areas with higher natural gas liquids content which depressed activity in “dry” fields like the Fayetteville Shale formation where our Ozark assets are located. This, in turn, contributed to a resulting over-supply of pipeline take-away capacity in these areas. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should supply and demand not come into balance, our businesses there may be subject to further possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. The value of storage assets and contracts has declined in recent years, negatively affecting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and impairment of our storage assets.
Our businesses in the United States are subject to laws and regulations on the federal and state levels. Regulations applicable to the natural gas transmission and storage industries have a significant effect on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our businesses.
FERC’s current policy permits pipelines and storage companies to include a tax allowance in the cost-of-service used as the basis for calculating their regulated rates. For pipelines and storage companies owned by partnerships or limited liability company interests, the current tax allowance policy reflects the actual or potential income tax liability on the FERC jurisdictional income attributable to all partnership or limited liability company interests if the ultimate owner of the interest has an actual or potential income tax liability on such income. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how the FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. This Notice of Inquiry was issued in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. We cannot predict whether the FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether the FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates. We believe any changes would be prospective from the date of any FERC determination for our regulated entities. Some entities have authority to charge market-based rates and therefore this tax allowance issue does not affect the rates that they charge their customers.
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
PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in a reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have an adverse effect on our operations, earnings, financial condition or cash flows. Additionally, PHMSA issued an interim final rule effective January 2017 that addresses safety issues related to underground natural gas storage facilities. We believe our existing storage facilities conform to the majority of the requirements of the new rule.
In light of the changing environmental and safety laws and regulations described above, we are evaluating efforts required to maintain compliance with such laws and regulations and, in addition, are assessing ways to improve overall system integrity, efficiency and reliability. The capital costs to effectively modernize our pipelines in this way will be substantial and will be incurred over several years.
Liquids

	2016	2015	Increase (Decrease)	2014	Increase (Decrease)
	(in millions)
Operating revenues	$366	$368	$(2)	$330	$38
Operating expenses
Operating, maintenance and other	130	141	(11)	134	7
Other income and expenses	1	56	(55)	44	12
EBITDA	$237	$283	$(46)	$240	$43

Express pipeline revenue receipts, MBbl/d (a)	241	239	2	223	16
Platte PADD II deliveries, MBbl/d	130	162	(32)	170	(8)
_________
(a)    Thousand barrels per day.
In October, 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. Results presented herein include Sand Hills and Southern Hills through October 30, 2015, the date of Spectra Energy's acquisition.

2016 Compared to 2015
Operating Revenues. The $2 million decrease in operating revenues was driven by:

•
a $10 million decrease in crude oil transportation revenues, as a result of lower volumes primarily on the Platte pipeline, substantially offset by increased tariff rates mainly on the Express pipeline, partially offset by

•	a $7 million increase in crude oil transportation revenues due to the Express Enhancement expansion project placed into service in October 2016.
Operating Expenses. The $11 million decrease in operating expenses was driven by:

•	a $6 million decrease in maintenance costs, and

•	a $5 million decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. The $55 million decrease was primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 30, 2015.
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
Matters Affecting Future Liquids Results
We plan to grow our earnings by maximizing throughput on all sections of the pipeline systems. This entails connecting, where possible, to downstream pipelines, rail or barge terminals to extend the market reach of the pipeline to refinery-customers beyond the end of the pipeline. This also includes optimizing pipeline and storage operations and expanding terminal operations where appropriate.
Future earnings growth will be dependent on the success in renewing existing contracts or in securing new supply and market for all pipelines. This will require ongoing increases in supply of crude oil and continued access to attractive markets.
See Matters Affecting Future U.S. Transmission Results for discussions of pipeline safety, regulatory certainty and the PHMSA, which are also applicable to the Liquids segment.
Other

	2016	2015	Increase (Decrease)	2014	Increase (Decrease)
	(in millions)
Operating expenses	$82	$66	$16	$64	$2
EBITDA	$(82)	$(66)	$(16)	$(64)	$(2)
2016 Compared to 2015
Operating Expenses. The $16 million increase was driven by higher allocated governance costs.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	2016	2015	2014
	(in millions)
Net Income	$1,239	$1,265	$1,027
Add:
Interest expense	224	239	238
Income tax expense	18	12	35
Depreciation and amortization	314	295	288
Foreign currency loss	1	6	3
Less:
Interest income	2	1	—
EBITDA	1,794	1,816	1,591
Add:
Earnings from equity investments	(127)	(167)	(133)
Distributions from equity investments (a)	160	207	165
Non-cash impairment at Ozark Gas Gathering	—	9	—
Other	13	12	8
Less:
Interest expense	224	239	238
Equity AFUDC	121	76	33
Net cash paid for income taxes	10	12	6
Distributions to noncontrolling interests	30	31	29
Maintenance capital expenditures	268	314	270
Distributable Cash Flow	$1,187	$1,205	$1,055
________
(a) Excludes $403 million and $129 million of distributions from equity investments for the 2015 and 2014 periods, respectively.

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
Regulatory Accounting
We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, regulatory asset write-offs would be required to be recognized. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $376 million as of December 31, 2016 and $326 million as of December 31, 2015. Total regulatory liabilities were $61 million as of December 31, 2016 and $25 million as of December 31, 2015.
Annual Goodwill Impairment Test
We had goodwill balances of $3,234 million at December 31, 2016 and $3,232 million at December 31, 2015. The increase in goodwill in 2016 was the result of foreign currency translation. See Note 1 of Notes to Consolidated Financial Statements for further discussion.
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
We performed either a quantitative assessment or a qualitative assessment for each of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2016 (our annual testing date). Based on that assessment, we determined that this condition, for each reporting unit, does not exist. As such, performing the first step of the two-step impairment test for these units was unnecessary. No triggering events occurred during the period from April 1, 2016 through December 31, 2016 that warranted re-testing for goodwill impairment.
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
LIQUIDITY AND CAPITAL RESOURCES
Known Trends and Uncertainties
As of December 31, 2016, we had negative working capital of $1,119 million. This balance includes commercial paper liabilities totaling $574 million, and current maturities of long-term debt of $416 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for 2017. We have access to a revolving credit facility, with available capacity of $1.9 billion at December 31, 2016. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity.
Cash flows from operations are fairly stable given that substantially all of our revenues and those of our equity investments are derived from operations under firm contracts. However, total operating cash flows are subject to a number of factors, including, but not limited to, contract renewal rates and cash distributions from our equity investments. The amount of cash distributed to us by our equity investments and the amount of cash we may be required to fund, is determined by our equity investments based on their operating cash flows and other factors as determined by their management. While we participate on the management committees of these equity investments, determination of the amount of distributions and contributions, if any, are not within our control. We received total distributions from equity investments of $160 million in

2016, $610 million in 2015 and $294 million in 2014. See Item 1A. Risk Factors for discussion of other factors that could affect our cash flows.
As a result of our ongoing strong earnings performance expected in existing operations, we expect to maintain a capital structure and liquidity profile that supports our strategic objectives. We will continue to monitor market requirements and our liquidity and make adjustments to these plans, as needed.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Net cash provided by (used in):
Operating activities	$1,462	$1,522	$1,333
Investing activities	(2,754)	(1,830)	(1,077)
Financing activities	1,340	336	(237)
Net increase in cash and cash equivalents	48	28	19
Cash and cash equivalents at beginning of the period	168	140	121
Cash and cash equivalents at end of the period	$216	$168	$140
Operating Cash Flows
Net cash provided by operating activities decreased $60 million to $1,462 million in 2016 compared to 2015. This decrease was driven primarily by the absence of distributions from Sand Hills and Southern Hills owned until October 2015.
Net cash provided by operating activities increased $189 million to $1,522 million in 2015 compared to 2014. This increase was driven primarily by higher earnings, partially offset by changes in working capital.
Investing Cash Flows
Net cash flows used in investing activities increased $924 million to $2,754 million in 2016 compared to 2015. This increase was driven mainly by:

•	a $578 million increase in capital and investment expenditures, and

•	a $396 million distribution received from Gulfstream with proceeds from a Gulfstream debt offering in 2015, partially offset by

•	a $148 million distribution of debt proceeds back to Gulfstream for payment of its matured debt in 2016, compared to $248 million distributed in 2015.
Net cash flows used in investing activities increased $753 million to $1,830 million in 2015 compared to 2014. This increase was driven mainly by a $766 million net increase in capital and investment expenditures.
Capital and Investment Expenditures by Business Segment

	Years Ended December 31,
	2016	2015	2014
	(in millions)
U.S. Transmission	$2,514	$1,952	$1,160
Liquids	71	55	81
Total consolidated	$2,585	$2,007	$1,241
Capital and investment expenditures for 2016 totaled $2,585 million and included $2,317 million for expansion projects, and $268 million for maintenance and other projects.

We project 2017 capital and investment expenditures of approximately $2.8 billion, including $2.5 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests. Expansion capital expenditures may vary significantly based on investment opportunities.
In October 2015, Spectra Energy acquired our 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy resulting in a reduction of any associated distributions payable to Spectra Energy. As a result of the transaction, there is a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters ending on September 30, 2018. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
In November 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy. Total consideration was 17,114 newly issued common units. In addition, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest. This was the last of three planned transactions related to the U.S. Assets Dropdown. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
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
Expansion capital expenditures included several key projects placed into service in 2016, including:

•
Algonquin Incremental Market (AIM) - A 342 million cubic feet per day (MMcf/d) expansion of the Algonquin system consisting of replacement pipeline, new pipeline, new and modified meter station facilities and additional compression at existing stations. The project is designed to transport gas from existing interconnects in New Jersey and New York to LDC markets in the northeast. 72% of the project was placed in-service in the fourth quarter of 2016 with the remainder to go in-service in the first quarter of 2017.

•
Ozark Conversion - The project includes abandonment of portions of the Ozark Gas Transmission system from natural gas service and leasing of the abandoned lines to Magellan Midstream Partners, L.P. (Magellan) to transport approximately 75,000 barrels per day of refined products. Completion of Spectra Energy's scope of work occurred during the third quarter of 2015. Completion of Magellan's scope of work and system in-service occurred during the third quarter of 2016.

•
Gulf Market Expansion - This Texas Eastern system expansion project connects growth markets (Gulf Coast LNG and industrials) with diverse, growing shale supply. The project consists of installing reverse-compression capability at six compressor stations to provide up to 650 MMcf/d. The project will be executed in two phases. Phase 1 was placed into service in the fourth quarter of 2016, and provides north to south compression at five stations. Phase 2, due to go in-service in the second half of 2017, will provide north to south compression at one station and new compression at one existing compressor station and one new compressor station.

•	Loudon Expansion - This project will provide a customer with 39 MMcf/d of incremental capacity. The project was placed in-service during the third quarter of 2016.

•
Salem Lateral - An expansion of the Algonquin system for delivery of 115 MMcf/d of natural gas to the Footprint Salem Harbor Power Station in Salem, Massachusetts. The project was placed in-service during the fourth quarter of 2016.

•
Express Enhancement - This project will increase system capacity by 21,000 barrels per day. Facilities include the addition of tank storage at Hardisty, Alberta and Buffalo, Montana and additional pumps at Buffalo, Montana. The project was placed in-service during the third quarter of 2016.

In addition to the remaining work mentioned above, significant 2017 expansion projects expenditures are also expected to include:

•
Sabal Trail - 1,100 MMcf/d of new capacity to access onshore shale gas supplies. Facilities include a new 465-mile pipeline, laterals and various compressor stations. This project is expected to be in-service during the first half of 2017.

•
NEXUS - Greenfield path to transport 1.5 Bcf/d from Spectra Energy's Texas Eastern pipeline to the Union Gas hub in Ontario, Canada. The facilities will consist of approximately 255 miles of 36-inch pipeline across northern Ohio to the Detroit, Michigan area, the addition of four new compressor stations totaling 130,000 horsepower (HP), and six meter stations. The project is expected to be in-service during the second half of 2017.

•
Access South / Adair Southwest / Lebanon Extension - This project combined is designed to attach emerging Ohio Marcellus and Utica natural gas supplies to new markets in the Midwest and Southeast along Texas Eastern’s existing footprint totaling 622 MMcf/d of gas deliveries to customers. The project is expected to be in-service during the second half of 2017.

•
Atlantic Bridge - This project is an expansion of the Algonquin system to transport 131 MMcf/d of natural gas to the New England Region. Addition or expansion of pipelines, compressor stations and meter stations will be required. The project is expected to be in-service during the second half of 2017.

•
Texas Eastern Appalachian Lease (TEAL) - This project is designed to create a gas path from the Texas Eastern mainline system in Monroe County, Ohio, utilizing the Ohio Pipeline Energy Network (OPEN) pipeline, to deliver gas northward to NEXUS at Kensington, Ohio. The pipeline portion of the project is due to go in service during the second half of 2017, and the compressor station portion is due to go in service during the second half of 2018.

•
South Texas Expansion - The project will expand the Texas Eastern facilities in order to deliver 400 MMcf/d gas supplies from east of Vidor, Texas to high demand markets in south Texas with a single delivery point in Petronila. The project is expected to be in-service during the second half of 2018.

•
Bayway Lateral - This project will deliver up 296 MMcf/d to two new customers at the Bayway Refinery site in Linden, New Jersey.  The project consists of a tap into Texas Eastern Line 38, a new 2,300 foot 24-inch lateral and two new meter stations.  The project will deliver approximately 231 MMcf/d to Linden Cogen and approximately 65 MMcf/d to Phillips 66.  The project is expected to be in-service during the first half of 2018.

•
PennEast - A 1,000 MMcf/d 36-inch pipeline with scalable facilities and two compressor stations that runs 105 miles from Northeast, Pennsylvania production to Texas Eastern- Lambertville and Transco-Woodbridge. The project is expected to be in-service during the second half of 2018.

•
Stratton Ridge - This project will deliver 322 MMcf/d of gas from Stratton Ridge Storage to Freeport LNG Train 3. The project scope also consists of additional compression, piping, and metering and regulation work on the Angleton Compressor Station and Angleton Line, as well as work on the Brazoria Interconnector Gas (B.I.G) Pipeline and Mont Belvieu, Joaquin, Huntsville, Hempstead, and Provident City Station Sites. The project is expected to be in-service during the first half of 2019.

Financing Cash Flows
Net cash provided by financing activities increased $1,004 million to $1,340 million in 2016 compared to 2015. This increase was driven mainly by:

•	$98 million of net issuances of commercial paper in 2016, compared to $431 million of net redemptions in 2015,

•	a $522 million increase in proceeds from issuances of units, and

•	a $495 million increase in contributions from noncontrolling interests, partially offset by

•	$520 million in net issuances of long-term debt in 2016, compared to $962 million in net issuances of long-term debt in 2015, and

•	a $100 million increase in distributions to partners.

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
Significant Financing Activities—2016
Debt Issuances. On October 17, 2016, we issued $800 million aggregate principal amount of senior unsecured notes, comprised of $600 million of 3.375% senior notes due in 2026 and $200 million of 4.50% senior notes due in 2045. The new 2045 notes are an additional issuance of our 4.50% senior notes issued in March 2015. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general partnership purposes.
Common Unit Issuances. In April 2016, we issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. Total net proceeds were approximately $489 million. We used the proceeds from this purchase for general partnership purposes, including the funding of our current expansion capital plan.
In 2016, we issued 12.8 million common units to the public under our at-the-market program and approximately 262,000 general partner units to Spectra Energy. Total net proceeds were $591 million, including approximately $12 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2017, we have issued 0.5 million common units to the public under our at-the-market program and approximately 9,000 general partner units to Spectra Energy, for total net proceeds of approximately $21 million, including $0.4 million of proceeds from Spectra Energy.
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

Available Credit Facility and Restrictive Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2016	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$574	$1,926
On April 29, 2016, we amended our credit agreement. The total capacity was increased to $2.5 billion and the expiration date was extended to April 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
The credit agreements contain various covenants, including the maintenance of consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2016, we were in compliance with those covenants. In addition, the credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of us or of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of the credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to- Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2016 this ratio was 3.8 to 1.
Cash Distributions. The partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined, to unitholders of record on the applicable record date.
We increased the quarterly cash distributions each quarter of 2016 from $0.63875 per limited partner unit for the fourth quarter of 2015 to $0.68875 per limited partner unit for the fourth quarter of 2016. The cash distribution for the fourth quarter of 2016 was declared on February 7, 2017 and is payable on February 28, 2017.
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
Other Financing Matters. We have an effective shelf registration statement on file with the SEC to register the issuance of unlimited amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner common units and various debt securities over time. This registration statement has $359 million available as of December 31, 2016.
Off Balance Sheet Arrangements
We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial guarantees, stand-by letters of credit, surety bonds and indemnifications. See Note 17 of Notes to Consolidated Financial Statements for further discussion of guarantee arrangements.
Most of the guarantee arrangements that we enter into enhance the credit standings of certain subsidiaries, non-consolidated entities or less than 100%-owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk which are not included on our Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon the future operations of our subsidiaries, investees and other third parties, or the occurrence of certain future events.

We do not have any off-balance sheet financing entities or structures, except for normal operating lease arrangements, guarantee arrangements and financings entered into by our equity investments. These debt obligations do not contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.
Contractual Obligations
We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Total Current Liabilities on the December 31, 2016 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Total Current Liabilities will be paid in cash in 2017.
Contractual Obligations as of December 31, 2016

	Payments Due by Period
	Total	2017	2018 & 2019	2020 & 2021	2022 & Beyond
	(in millions)
Long-term debt (a)	$9,843	$691	$1,389	$1,101	$6,662
Operating leases (b)	212	17	39	34	122
Purchase obligations (c)	3,980	908	364	291	2,417
Total contractual cash obligations	$14,035	$1,616	$1,792	$1,426	$9,201
_________

(a)	See Note 13 of Notes to Consolidated Financial Statements. Amounts include principal payments and estimated scheduled interest payments over the life of the associated debt.

(b)	See Note 16 of Notes to Consolidated Financial Statements.

(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks associated with interest rates and credit exposure. We have established comprehensive risk management policies to monitor and manage these market risks. Spectra Energy is responsible for the overall governance of managing our interest rate risk and credit risk, including monitoring exposure limits.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. Our exposure generally relates to receivables and unbilled revenue for services provided, as well as volumes owed by customers for imbalances or gas loaned by us generally under park and loan services and no-notice services. Our principal customers for natural gas transmission and storage services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located throughout the United States and Canada. Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the United States. Other customers include oil producers and marketing entities. We have concentrations of receivables from these industry sectors. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector.
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
As of December 31, 2016, we had interest rate hedges in place for various purposes. We are party to “pay floating—receive fixed” interest rate swaps with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Based on a sensitivity analysis as of December 31, 2016, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2017 than in 2016, interest expense, net of offsetting interest income, would fluctuate by $17 million before tax. Comparatively, based on a sensitivity analysis as of December 31, 2015, had short-term interest rates averaged 100 basis points higher (lower) in 2016 than in 2015, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $16 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, short-term investments, and cash and cash equivalents outstanding as of December 31, 2016 and 2015.
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
The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Spectra Energy Partners GP, LLC and Unitholders of Spectra Energy Partners, LP:
Houston, Texas

We have audited the accompanying consolidated balance sheets of Spectra Energy Partners, LP and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. We also have audited the Partnership's internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Partners, LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2017

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-unit amounts)

	Years Ended December 31,
	2016	2015	2014
Operating Revenues
Transportation of natural gas	$1,951	$1,858	$1,685
Transportation of crude oil	359	357	302
Storage of natural gas and other	223	240	282
Total operating revenues	2,533	2,455	2,269
Operating Expenses
Operating, maintenance and other	822	750	690
Depreciation and amortization	314	295	288
Property and other taxes	169	137	155
Total operating expenses	1,305	1,182	1,133
Operating Income	1,228	1,273	1,136
Other Income and Expenses
Earnings from equity investments	127	167	133
Other income and expenses, net	126	76	31
Total other income and expenses	253	243	164
Interest Expense	224	239	238
Earnings Before Income Taxes	1,257	1,277	1,062
Income Tax Expense	18	12	35
Net Income	1,239	1,265	1,027
Net Income—Noncontrolling Interests	78	40	23
Net Income—Controlling Interests	$1,161	$1,225	$1,004
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$1,161	$1,225	$1,004
Less: General partner’s interest in net income	311	249	187
Limited partners’ interest in net income	$850	$976	$817
Weighted average limited partners units outstanding — basic and diluted	299	296	288
Net income per limited partner unit — basic and diluted	$2.84	$3.30	$2.84
Distributions paid per limited partner unit	$2.63	$2.43	$2.245

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2016	2015	2014
Net Income	$1,239	$1,265	$1,027
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(29)	(14)
Reclassification of cash flow hedges into earnings	—	(1)	(1)
Total other comprehensive income (loss)	5	(30)	(15)
Total Comprehensive Income	1,244	1,235	1,012
Less: Comprehensive Income—Noncontrolling Interests	78	40	23
Comprehensive Income—Controlling Interests	$1,166	$1,195	$989

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$216	$168
Receivables (net of allowance for doubtful accounts of $6 and $3 at December 31, 2016 and 2015, respectively)	380	272
Inventory	40	37
Fuel tracker	6	41
Other	18	26
Total current assets	660	544
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,127	904
Goodwill	3,234	3,232
Other	108	44
Total investments and other assets	4,469	4,180
Property, Plant and Equipment
Cost	19,958	17,491
Less accumulated depreciation and amortization	3,866	3,654
Net property, plant and equipment	16,092	13,837
Regulatory Assets and Deferred Debits	385	290
Total Assets	$21,606	$18,851

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$441	$322
Commercial paper	574	476
Taxes accrued	76	60
Interest accrued	79	72
Current maturities of long-term debt	416	283
Other	193	258
Total current liabilities	1,779	1,471
Long-term Debt	6,223	5,845
Deferred Credits and Other Liabilities
Deferred income taxes	42	38
Regulatory and other	158	151
Total deferred credits and other liabilities	200	189
Commitments and Contingencies
Equity
Partners’ Capital
Common units (308.4 million and 285.1 million units issued and outstanding at December 31, 2016 and 2015, respectively)	11,650	10,527
General partner units (6.3 million and 5.8 million units issued and outstanding at December 31, 2016 and 2015, respectively)	452	336
Accumulated other comprehensive loss	(45)	(50)
Total partners’ capital	12,057	10,813
Noncontrolling interests	1,347	533
Total equity	13,404	11,346
Total Liabilities and Equity	$21,606	$18,851

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,239	$1,265	$1,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	304	296
Deferred income tax expense	4	3	27
Earnings from equity investments	(127)	(167)	(133)
Distributions from equity investments	110	160	131
Decrease (increase) in:
Receivables	(26)	8	(18)
Other current assets	5	5	(5)
Increase (decrease) in:
Accounts payable	(20)	27	6
Taxes accrued	16	(3)	19
Other current liabilities	58	(6)	(7)
Other, assets	(127)	(70)	(26)
Other, liabilities	10	(4)	16
Net cash provided by operating activities	1,462	1,522	1,333
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,334)	(1,883)	(1,081)
Investments in and loans to unconsolidated affiliates	(251)	(124)	(160)
Purchase of intangible, net	(80)	—	—
Distributions from equity investments	50	450	163
Distributions to equity investment	(148)	(248)	—
Purchases of held-to-maturity securities	(39)	(44)	(43)
Proceeds from sales and maturities of held-to-maturity securities	39	44	43
Purchases of available-for-sale securities	(714)	(95)	—
Proceeds from sales and maturities of available-for-sale securities	715	84	—
Other changes in restricted funds	9	(14)	—
Other	(1)	—	1
Net cash used in investing activities	(2,754)	(1,830)	(1,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	800	994	—
Payments for the redemption of long-term debt	(280)	(32)	(441)
Net increase (decrease) in commercial paper	98	(431)	569
Distributions to noncontrolling interests	(30)	(31)	(29)
Contributions from noncontrolling interests	743	248	145
Proceeds from the issuances of units	1,080	558	334
Distributions to partners	(1,061)	(961)	(815)
Other	(10)	(9)	—
Net cash provided by (used in) financing activities	1,340	336	(237)
Net increase in cash and cash equivalents	48	28	19
Cash and cash equivalents at beginning of the period	168	140	121
Cash and cash equivalents at end of the period	$216	$168	$140
Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$209	$218	$232
Cash paid for income taxes	10	12	6
Property, plant and equipment noncash accruals	247	140	94
Units issued as partial consideration for acquisitions	—	1	186

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Partners’ Capital					Noncontrolling Interests	Total
	Common		General Partner		Accumulated Other Comprehensive Income (Loss)
December 31, 2013	$9,778		$241		$(5)	$127	$10,141
Net income	817		187		—	23	1,027
Other comprehensive loss	—		—		(15)	—	(15)
Purchase price under net acquired assets in Express-Platte acquisition	10		—		—	—	10
Excess purchase price over net acquired assets in U.S. Assets Dropdown	(10)		—		—	—	(10)
Net transfer from parent	16		—		—	—	16
Attributed deferred tax benefit	—		16		—	2	18
Issuances of units	509		11		—	—	520
Distributions to partners	(644)		(171)		—	—	(815)
Contributions from noncontrolling interests	—		—		—	145	145
Distributions to noncontrolling interests	—		—		—	(29)	(29)
Other, net	(2)		—		—	—	(2)
December 31, 2014	10,474		284		(20)	268	11,006
Net income	976		249		—	40	1,265
Other comprehensive loss	—		—		(30)	—	(30)
Retirement of units	(794)		(15)		—	—	(809)
Consideration over net disposed assets	51		1		—	—	52
Attributed deferred tax benefit	—		39		—	8	47
Issuances of units	547		11		—	—	558
Distributions to partners	(728)		(233)		—	—	(961)
Contributions from noncontrolling interests	—		—		—	248	248
Distributions to noncontrolling interests	—		—		—	(31)	(31)
Other, net	1		—		—	—	1
December 31, 2015	10,527		336		(50)	533	11,346
Net income	850	—	311	—	—	78	1,239
Other comprehensive income	—		—		5	—	5
Attributed deferred tax benefit	—		59		—	23	82
Issuances of units	1,058		22		—	—	1,080
Distributions to partners	(785)		(276)		—	—	(1,061)
Contributions from noncontrolling interests	—		—		—	743	743
Distributions to noncontrolling interests	—		—		—	(30)	(30)
December 31, 2016	$11,650	—	$452	—	$(45)	$1,347	$13,404

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
Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity investments, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of December 31, 2016, Spectra Energy Corp (Spectra Energy) and its subsidiaries collectively owned 75% of us and the remaining 25% was publicly owned.
On September 6, 2016, Spectra Energy announced that they entered into a definitive merger agreement with Enbridge Inc. (Enbridge). Under this agreement, Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy's stock at approximately $28 billion, based on the closing price of Enbridge common shares as of September 2, 2016. This transaction was approved by the boards of directors and shareholders of both Spectra Energy and Enbridge and has received all necessary regulatory approvals. The transaction is expected to close on February 27, 2017.
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
During 2013, we acquired substantially all of Spectra Energy's U.S. transmission, storage and liquid assets (U.S. Assets Dropdown), excluding a 25.05% ownership interest in Southeast Supply Header, LLC (SESH) and a 1% ownership interest in Steckman Ridge, LP (Steckman Ridge).
In November 2014, we acquired an additional 24.95% ownership interest in SESH and the remaining 1% interest in Steckman Ridge from Spectra Energy.
In November 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy.
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
Foreign Currency Translation. The Canadian dollar has been determined to be the functional currency of the Canadian portion of the Express-Platte pipeline system (Express Canada) based on an assessment of the economic circumstances of those operations. Assets and liabilities of Express Canada are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Other Comprehensive Income (Loss) on the Consolidated Statements of Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction losses totaled $1 million, $6 million, and $3 million in 2016, 2015, and 2014 respectively and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations.
Revenue Recognition. Revenues from the transmission, storage and gathering of natural gas, and from the transportation of crude oil are generally recognized when the service is provided. Revenues related to these services provided but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2016, 2015 or 2014. We also have certain customer contracts with billed amounts that decline annually over the terms of the contracts. Differences between the amounts billed and recognized are deferred on the Consolidated Balance Sheets.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction and expansion of certain new regulated facilities, consists of two components, an equity component and an interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. AFUDC is capitalized as a component of Property, Plant and Equipment - Cost in the Consolidated Balance Sheets, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. The total amount of AFUDC included in the Consolidated Statements of Operations was $168 million in 2016 (an equity component of $121 million and an interest expense component of $47 million), $95 million in 2015 (an equity component of $76 million and an interest expense component of $19 million) and $42 million in 2014 (an equity component of $33 million and an interest expense component of $9 million). The equity component of AFUDC, a non-cash item, is included as a reconciling item to net income within Cash Flows from Operating Activities - Other, Assets in the Consolidated Statements of Cash Flows.
Income Taxes. As a result of our MLP structure, we are not subject to federal income tax. Our federal taxable income or loss is reported on the respective income tax returns of our partners. However, we are subject to Canadian income tax and Tennessee and New Hampshire income tax. Spectra Energy Partners is liable to Spectra Energy for Texas income (margin) tax under a tax sharing agreement. As of December 31, 2016, the difference between the tax basis and the reported amounts of Spectra Energy Partners’ assets and liabilities is $15.2 billion.
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
Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of certain imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Receivables include $99 million and $36 million as of December 31, 2016 and December 31, 2015, respectively, and Other Current Liabilities include $74 million and $32 million as of December 31, 2016 and December 31, 2015, respectively, related to all gas imbalances. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.
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
Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income (Loss) until earnings are affected by the hedged item. We discontinue hedge accounting prospectively when we have determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting prospectively. Gains and losses related to discontinued hedges that were previously accumulated in accumulated other comprehensive income (AOCI) remain in AOCI until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

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
Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2016, 2015 or 2014.
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
We had goodwill balances of $3,234 million at December 31, 2016 and $3,232 million at December 31, 2015. The increase in goodwill in 2016 was the result of foreign currency translation.
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
Asset Retirement Obligations (AROs). We recognize asset retirement obligations for legal commitments associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset.
Unamortized Debt Premium, Discount and Expense. Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issued. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.
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

New Accounting Pronouncements. The following new Accounting Standards Updates (ASUs) were adopted during 2016 and the effects of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:
In June 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which amends the consolidation guidance around reporting entities that invest in development stage entities. We adopted the consolidation guidance of this amendment on January 1, 2016 and applied it retrospectively with no material effect on our consolidated results of operations, financial position, or cash flows. This ASU did result in certain of our entities being classified as a variable interest entity (VIE). See Note 8 for discussion of our Variable Interest Entities.
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
Pending. The following new ASUs have been issued but not yet adopted:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” in an effort to improve revenue recognition practices across entities and industries. The ASU introduces a single, principle-based revenue recognition model which centers on the core principle of an entity recognizing revenue in a manner that depicts the transfer of goods and services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Since its release, the FASB has issued multiple amendments clarifying and/or amending ASU No. 2014-09. We have substantially completed a review of contracts with customers in relation to the requirements of ASU No. 2014-09. While we have not identified any material difference in the amount or timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete and we have not concluded on the overall impacts of adopting this standard. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure requirements under the new standard. ASU No. 2014-09 is effective for us January 1, 2018 and allows for either full retrospective or modified retrospective adoption.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position, or cash flows.

In January 2016, the FASB issued ASU No. 2016-01,“Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the classification and measurement of financial instruments. Changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for us on January 1, 2018. Early adoption is not permitted. We are currently evaluating this ASU and its potential impact on us.
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
In August 2016, the FASB issued ASU No. 2016-15,“Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In October 2016, the FASB issued ASU No. 2016-17,“Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control,” to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for us on January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” to address the diversity in the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The update requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test which required computing an implied fair value to measure the amount of the goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for us on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating this ASU and its potential impact on us.

The following ASUs were adopted in 2015 and the effect of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. We adopted the provisions of this ASU as of December 31, 2015. The adoption of this ASU resulted in the presentation of $21 million of debt issuance costs as a reduction of Long-term Debt on our December 31, 2015 Consolidated Balance Sheet.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions,” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. We adopted the provisions of this ASU as of December 31, 2015. The adoption of this ASU had no material effect for the years presented on our consolidated operations, financial position, or cash flows.

There were no significant accounting pronouncements adopted in 2014 that had a material impact on our consolidated results of operations, financial position or cash flows.
2. Acquisitions and Dispositions
U.S. Assets Dropdown. During 2013, we completed the closing of substantially all of the U.S. Assets Dropdown, excluding a 25.05% ownership interest in SESH and a 1% ownership interest in Steckman Ridge. This was the first of three planned transactions.
In November 2014, we completed the second of the three planned transactions related to the U.S. Assets Dropdown. This transaction consisted of acquiring an additional 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge from Spectra Energy. Total consideration was approximately 4.3 million newly issued common units. Also in connection with this transaction, we issued approximately 86,000 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
In November 2015, we acquired the remaining 0.1% ownership interest in SESH from Spectra Energy. Total consideration was 17,114 newly issued common units. This was the last of three planned transactions related to the U.S. Assets Dropdown. Also in connection with this transaction, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
Disposition. In October 2015, Spectra Energy acquired our 33.3% ownership interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, which will result in the reduction of distributions payable to Spectra Energy for the related units retired. Additional consideration consisted of a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, as holder of incentive distribution rights, by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018. The total reduction of distributions to Spectra Energy was $16 million for the year ended December 31, 2016. This transfer of assets between entities under common control is included as a non-cash transaction in the Consolidated Statements of Cash Flows.
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

Transactions with affiliates are summarized in the tables below:
Consolidated Statements of Operations

	2016	2015	2014
	(in millions)
Operating revenues	$34	$53	$88
Operating, maintenance and other expenses	310	457	317
We are party to an agreement with DCP Midstream, LLC (DCP Midstream), an equity investment of Spectra Energy, in which DCP Midstream processes certain of our customers' gas to meet quality specifications in order to be transported on our system. DCP Midstream processes the gas and sells the natural gas liquids that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We recognized revenues of $31 million, $46 million and $79 million in 2016, 2015 and 2014, respectively, related to those services, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
We recorded natural gas transmission revenues from DCP Midstream and its affiliates totaling $1 million in 2016, $4 million in 2015 and $7 million in 2014, classified as Transportation of Natural Gas in our Consolidated Statements of Operations.
In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $2 million in 2016, $3 million in 2015 and $2 million in 2014, classified as Storage of Natural Gas and Other in our Consolidated Statements of Operations.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(in millions)
Receivables	$22	$17
Current assets — other	2	3
Accounts payable	27	45
Current liabilities — other	10	152

Transactions billed from affiliates, included within Property, Plant and Equipment in the Consolidated Balance Sheets, were $46 million in 2016 and $51 million in 2015.
Gulfstream. During the third quarter of 2015, Gulfstream Natural Gas System, LLC (Gulfstream) issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million, our proportionate share of proceeds, to us, classified as Cash Flows from Investing Activities - Distributions from Equity Investments, of which we contributed $248 million back to Gulfstream in the fourth quarter of 2015 and the remaining $148 million, classified as Cash Flows from Investing Activities - Distributions to Equity Investment, in the second quarter of 2016.
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
See also Notes 1, 7 and 14 for discussion of specific related party transactions.

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
The Liquids segment provides transportation of crude oil. The Express-Platte pipeline system (Express-Platte) is a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. These operations are primarily subject to the rules and regulations of the FERC and the National Energy Board (NEB). We held direct one-third ownership interests in Sand Hills and Southern Hills until October 30, 2015.
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

Business Segment Data

	Total Revenues	Segment EBITDA/ Consolidated Earnings Before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Assets
	(in millions)
2016
U.S. Transmission	$2,167	$1,639	$285	$2,514	$19,747
Liquids	366	237	29	71	1,841
Total	2,533	1,876	314	2,585	21,588
Other	—	(82)	—	—	18
Depreciation and amortization	—	314	—	—	—
Interest expense	—	224	—	—	—
Interest income and other	—	1	—	—	—
Total consolidated	$2,533	$1,257	$314	$2,585	$21,606
2015
U.S. Transmission	$2,087	$1,599	$264	$1,952	$17,050
Liquids	368	283	31	55	1,778
Total	2,455	1,882	295	2,007	18,828
Other	—	(66)	—	—	23
Depreciation and amortization	—	295	—	—	—
Interest expense	—	239	—	—	—
Interest income and other	—	(5)	—	—	—
Total consolidated	$2,455	$1,277	$295	$2,007	$18,851
2014
U.S. Transmission	$1,939	$1,415	$256	$1,160	$15,174
Liquids	330	240	32	81	2,567
Total	2,269	1,655	288	1,241	17,741
Other	—	(64)	—	—	37
Depreciation and amortization	—	288	—	—	—
Interest expense	—	238	—	—	—
Interest income and other	—	(3)	—	—	—
Total consolidated	$2,269	$1,062	$288	$1,241	$17,778

Geographic Data

	U.S.	Canada	Consolidated
	(in millions)
2016
Consolidated revenues	$2,456	$77	$2,533
Consolidated long-lived assets	19,580	215	19,795
2015
Consolidated revenues	$2,383	$72	$2,455
Consolidated long-lived assets	18,104	203	18,307
2014
Consolidated revenues	$2,205	$64	$2,269
Consolidated long-lived assets	16,987	236	17,223

5. Regulatory Matters
We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.
The following items are reflected in the consolidated balance sheets. All regulatory assets and liabilities are excluded from rate base unless otherwise noted below.

	Recovery/Refund Period Ends	December 31,
		2016	2015
		(in millions)
Regulatory Assets (a)
Regulatory asset related to income taxes (b)	Various	$297	$221
Vacation accrual	Various	19	19
Deferred debt expense/premium	Various	18	23
Asset retirement obligations	Various	17	2
Under-recovery of fuel costs (c,d)	—	6	41
Project development costs	Through 2036	9	9
Other	—	10	11
Total Regulatory Assets		$376	$326
Regulatory Liabilities
Over-recovery of fuel costs (d,e)	—	$38	$1
Pipeline rate credit (f)	Life of associated liability	23	24
Total Regulatory Liabilities		$61	$25
 ________
(a)Included in Regulatory Assets and Deferred Debits, unless otherwise noted.
(b)    Relates to tax gross-up of the AFUDC equity portion. All amounts are expected to be included in future rate filings.
(c)    Included in Fuel Tracker.

(d)	Includes amounts settled in cash annually through transportation rates in accordance with FERC gas tariffs.
(e)    Included in Other Current Liabilities.
(f)    Included in Deferred Credits and Other Liabilities.
6. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	2016	2015	2014
	(in millions, except per-unit amounts)
Net income—controlling interests	$1,161	$1,225	$1,004
Less:
General partner’s interest in net income—2%	23	24	20
General partner’s interest in net income attributable to incentive distribution rights	288	225	167
Limited partners’ interest in net income	$850	$976	$817
Weighted average limited partner units outstanding—basic and diluted	299	296	288
Net income per limited partner unit—basic and diluted	$2.84	$3.30	$2.84
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to the general partner than to holders of common units. A cash distribution of $0.68875 per limited partner unit was declared on February 7, 2017 and is payable on February 28, 2017 to unitholders of record at the close of business on February 17, 2017.
As a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy, there is a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters ending on September 30, 2018. See Note 2 for more information.
7. Investments in and Loans to Unconsolidated Affiliates
Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2016 and 2015, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets. We received distributions from our equity investments of $160 million in 2016, $610 million in 2015 and $294 million in 2014. Cumulative undistributed earnings from equity investments totaled $15 million in 2016 and $5 million in 2015. There were no cumulative undistributed earnings from equity investments in 2014.
U.S. Transmission. Investments are comprised of a 50% interest in Gulfstream, a 50% interest in SESH and a 50% interest in Steckman Ridge.
We have a loan outstanding to Steckman Ridge in connection with the construction of its storage facilities. The loan carries market-based interest rates and is due the earlier of October 1, 2023 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at both December 31, 2016 and 2015.
Liquids. Investments were comprised of 33.3% interests in Sand Hills and Southern Hills. The Sand Hills and Southern Hills pipelines were placed in service in the second quarter of 2013 and acquired by Spectra Energy in the fourth quarter of 2015.

Earnings from Equity Investments

	2016	2015	2014
	(in millions)
U.S. Transmission	$127	$112	$90
Liquids	—	55	43
Total	$127	$167	$133
Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)
Statements of Operations

	2016	2015	2014
	(in millions)
Operating revenues	$430	$702	$648
Operating expenses	118	229	227
Operating income	312	473	421
Net income	253	380	328

 Balance Sheets

	December 31,
	2016	2015
	(in millions)
Current assets	$154	$434
Non-current assets	3,665	3,038
Current liabilities	112	345
Non-current liabilities	1,678	1,677
Equity	$2,029	$1,450

8. Variable Interest Entities
Sabal Trail. On April 1, 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from us. Consideration for this transaction consisted of approximately $110 million cash, $102 million of which is classified as Cash Flows from Financing Activities — Contributions from Noncontrolling Interests. See Note 9 for additional information related to this transaction. As of December 31, 2016, we owned a 50% interest in Sabal Trail, a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.2 billion.

The following summarizes assets and liabilities for Sabal Trail as of December 31, 2016 and December 31, 2015, respectively:

Consolidated Balance Sheets	December 31,
	2016	2015
	(in millions)
Assets
Current assets	$165	$118
Net property, plant and equipment	1,942	773
Regulatory assets and deferred debits	79	25
Total Assets	$2,186	$916
Liabilities and Equity
Current liabilities	$239	$84
Equity	1,947	832
Total Liabilities and Equity	$2,186	$916
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $356 million and $90 million as of December 31, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Consolidated Balance Sheets.
On December 29, 2016, we issued performance guarantees to a third party and an affiliate on behalf of Nexus. See Note 17 for further discussion of the guarantee arrangement.
9. Intangible Asset
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
During the third quarter of 2016, the second milestone was achieved and paid, consisting of an additional payment of $40 million, for total milestone payments of $80 million as of December 31, 2016. Both payments are classified as Cash Flows from Investing Activities — Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets — Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.
10. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and other money market securities in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore, we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and NEB regulatory requirements, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or HTM marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.

AFS Securities. We had $10 million and $11 million of AFS securities classified as Investments and Other Assets — Other on Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, respectively. As December 31, 2016, these investments include $9 million of restricted funds related to certain construction projects and $1 million are restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements. The balance as of December 31, 2015 is all related to certain construction projects.
At December 31, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at December 31, 2016 or December 31, 2015.
HTM Securities. All of our HTM securities are restricted funds. We had $3 million of money market securities classified as Current Assets — Other on the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015. These securities are restricted pursuant to certain Express-Platte debt agreements.
At December 31, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at December 31, 2016 or December 31, 2015.
Interest income. We had interest income of $2 million in 2016 and $1 million in 2015, which is included in Other Income and Expenses, Net on the Consolidated Statements of Operations. We had no interest income in 2014.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $5 million and $14 million classified as Investments and Other Assets — Other on the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively. These restricted funds are related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Consolidated Statements of Cash Flows.
11. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2016	2015
	(years)	(in millions)
Plant
Natural gas transmission	2-100	$13,702	$12,424
Natural gas storage	17-122	1,638	1,617
Gathering and processing facilities	10-40	3	3
Crude oil transportation and storage	5-75	1,321	1,206
Land rights and rights of way	10-122	510	474
Other buildings and improvements	5-75	37	37
Equipment	3-75	81	80
Vehicles	3-15	12	12
Land	—	75	71
Construction in process	—	2,494	1,484
Software	5-15	11	12
Other	15-82	74	71
Total property, plant and equipment		19,958	17,491
Total accumulated depreciation		(3,741)	(3,533)
Total accumulated amortization		(125)	(121)
Total net property, plant and equipment		$16,092	$13,837
We had no capital leases at December 31, 2016 or December 31, 2015.

Approximately 86% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the FERC. Composite weighted-average depreciation rates were 2% for 2016, 2015 and 2014.

Amortization expense of intangible assets totaled $9 million in 2016 and $10 million in both 2015 and 2014. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense

(in millions)
2017	$11
2018	11
2019	11
2020	10
2021	8
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
AROs are adjusted each period for liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. 2015 revisions mainly include a reduction in the remaining estimated life of certain Texas Eastern Transmission, LP (Texas Eastern) offshore facilities, and resulted in a net increase to ARO liabilities of $27 million.
Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2016	2015
	(in millions)
Balance at Beginning of year	$48	$20
Accretion expense	2	1
Revisions in estimated cash flows	(4)	27
Balance at the end of the year (a)	$46	$48
_________

(a)	Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

13. Debt and Credit Facility
Summary of Debt and Related Terms

	December 31,
	2016	2015
	(in millions)
Spectra Energy Partners, LP 2.95% senior unsecured notes due June 2016	$—	$250
Spectra Energy Partners, LP 2.95% senior unsecured notes due September 2018	500	500
Spectra Energy Partners, LP variable-rate senior unsecured term loan due November 2018	400	400
Spectra Energy Partners, LP 4.60% senior unsecured notes due June 2021	250	250
Spectra Energy Partners, LP 4.75% senior unsecured notes due March 2024	1,000	1,000
Spectra Energy Partners, LP 3.50% senior unsecured notes due March 2025	500	500
Spectra Energy Partners, LP 3.375% senior unsecured notes due October 2026	600	—
Spectra Energy Partners, LP 5.95% senior unsecured notes due September 2043	400	400
Spectra Energy Partners, LP 4.50% senior unsecured notes due March 2045	700	500
Texas Eastern 6.00% senior unsecured notes due September 2017	400	400
Texas Eastern 4.125% senior unsecured notes due December 2020	300	300
Texas Eastern 2.80% senior unsecured notes due October 2022	500	500
Texas Eastern 7.00% senior unsecured notes due July 2032	450	450
Algonquin Gas Transmission 3.51% senior unsecured notes due July 2024	350	350
East Tennessee Natural Gas, LLC 3.10% senior unsecured notes due December 2024	200	200
Express-Platte 6.09% senior secured notes due January 2020	110	110
Express-Platte 7.39% subordinated secured notes due 2017 to 2019	12	42
Long-term debt principal (including current maturities)	6,672	6,152
Change in fair value of debt hedged	4	9
Unamortized debt discount, net	(11)	(12)
Unamortized debt expenses	(26)	(21)
Commercial paper (a)	574	476
Total debt	7,213	6,604
Current maturities of long-term debt	(416)	(283)
Commercial paper (b)	(574)	(476)
Total long-term debt	$6,223	$5,845
_________
(a)The weighted-average days to maturity were 17 days as of December 31, 2016 and 13 days as of December 31, 2015.

(b)	Weighted-average rates outstanding on commercial paper were 1.12% as of December 31, 2016 and 0.96% as of December 31, 2015.
Secured Debt. Secured debt, totaling $122 million as of December 31, 2016, includes project financings for Express-Platte. The notes are secured by the assignment of the Express-Platte transportation receivables and by the Express Canada assets.
Floating Rate Debt. Debt included approximately $974 million of floating-rate debt as of December 31, 2016 and $876 million as of December 31, 2015. The weighted average interest rate of borrowings outstanding that contained floating rates was 1.44% at December 31, 2016 and 1.22% at December 31, 2015.

Annual Maturities

December 31, 2016
(in millions)
2017	$412
2018	900
2019	—
2020	410
2021	250
Thereafter	4,700
Total long-term debt, including current maturities (a)	$6,672
_________
(a)Excludes commercial paper of $574 million.
We have the ability under certain debt facilities to repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.
Credit Facility

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at December 31, 2016	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$574	$1,926
On April 29, 2016, we amended our credit agreement. The total capacity was increased to $2.5 billion and the expiration date was extended to April 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of December 31, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreements, of 5.0 to 1 or less. As of December 31, 2016, this ratio was 3.8 to 1.

14. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

	Consolidated Balance Sheet Caption	December 31, 2016
Description		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$145	$—	$145	$—
Corporate debt securities	Investments and other assets — other	9	—	9	—
Canadian equity securities	Investments and other assets — other	1	1	—	—
Interest rate swaps	Investments and other assets — other	9	—	9	—
Total Assets		$164	$1	$163	$—

	Consolidated Balance Sheet Caption	December 31, 2015
Description		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$112	$—	$112	$—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	14	—	14	—
Total Assets		$137	$—	$137	$—
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

	December 31, 2016		December 31, 2015
Consolidated Balance Sheet Caption	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,672	6,855	6,152	5,906
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
During the 2016 and 2015 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
15. Risk Management and Hedging Activities
Interest Rate Swaps. Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments including, but not limited to, interest rate swaps to manage and mitigate interest rate risk exposure. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income in 2016, 2015 or 2014.
At December 31, 2016, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These interest rate swaps expire in 2018 and thereafter. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	December 31, 2016			December 31, 2015
	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$9	$—	$9	$14	$—	$14

Our floating-to-fixed interest rate swaps expired or were terminated in 2011 in conjunction with the pay down of our credit facility and were designated and qualified as cash flow hedges. The reclassifications from Other Comprehensive Income into income on derivatives are as follows:

Derivatives	Consolidated Statements of Operations Caption	2016	2015	2014
		(in millions)
Interest rate swaps	Interest expense	$—	$(1)	$(1)

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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of December 31, 2016 or 2015 related to litigation.
Operating Lease Commitments

We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Net Income was $22 million in 2016, $23 million in 2015 and $21 million in 2014, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancellable terms of more than one year. We had no capital lease commitments at December 31, 2016.

Long-term Operating Leases
(in millions)
2017	$17
2018	20
2019	19
2020	18
2021	16
Thereafter	122
Total future minimum lease payments	$212
17. Guarantees
We have various financial guarantees which are issued in the normal course of business. We enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Consolidated Balance Sheets. The possibility of having to perform under these guarantees is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.
On December 29, 2016, we issued performance guarantees to a third party and an affiliate on behalf of an equity method investee. These guarantees were issued to enable the equity method investee to enter into long-term transportation contracts with the third party. While the likelihood is remote, the maximum potential amount of future payments we could have been required to make as of December 31, 2016 was $50 million. These performance guarantees expire in 2032.
As of December 31, 2016, the amounts recorded for the guarantees described above are not material, both individually and in the aggregate.
18. Issuances of Common Units
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
In November 2015, we issued 17,114 common units in connection with the U.S. Assets Dropdown, valued at $1 million. In addition, we issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest.
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
During the year ended December 31, 2016, we issued 12.8 million common units to the public under this program, and approximately 262,000 general partner units to Spectra Energy. Total net proceeds were $591 million, including approximately $12 million of proceeds from Spectra Energy.
During the year ended December 31, 2015, we issued 12.0 million common units to the public under this program, and 245,000 general partner units to Spectra Energy. Total net proceeds were $557 million, including $11 million of proceeds from Spectra Energy.

During the year ended December 31, 2014, we issued 6.4 million common units to the public under this program, and 132,000 general partner units to Spectra Energy. Total net proceeds were $334 million, including $7 million of proceeds from Spectra Energy.
19. Equity-Based Compensation
Phantom units are granted under a Long-Term Incentive Plan to certain employees of Spectra Energy and vest over three years. We did not award phantom units in 2016, 2015 or 2014. The remaining 7,500 units vested in 2015. There were no units vested in 2014.
We account for the phantom units as liability awards. Compensation expense for these awards was not significant in 2016, 2015 or 2014.
20. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per-unit amounts)
2016
Operating revenues	$624	$618	$628	$663	$2,533
Operating income	324	305	280	319	1,228
Net income	311	305	296	327	1,239
Net income—controlling interests	298	287	275	301	1,161
Net income per limited partner unit (a)	0.80	0.71	0.64	0.70	2.84
2015
Operating revenues	$606	$603	$612	$634	$2,455
Operating income	311	322	319	321	1,273
Net income	301	316	331	317	1,265
Net income—controlling interests	293	307	321	304	1,225
Net income per limited partner unit (a)	0.80	0.83	0.85	0.82	3.30

(a)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding and changes in outstanding units.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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

Name	Age	Position with Spectra Energy Partners GP, LLC
Gregory L. Ebel	52	President, Chief Executive Officer and Chairman
J. Patrick Reddy	64	Chief Financial Officer
Reginald D. Hedgebeth	49	General Counsel
Fred J. Fowler	70	Director
Dorothy M. Ables	59	Director
Nora Mead Brownell	69	Director
Julie A. Dill	57	Director
J.D. Woodward, III	67	Director
William T. Yardley	52	Director

Directors of Spectra Energy Partners GP, LLC hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.
Gregory L. Ebel was appointed President, Chief Executive Officer and Chairman of the Board of Spectra Energy Partners GP, LLC in November 2013. He is also Chairman, President and Chief Executive Officer of Spectra Energy. Mr. Ebel served as Group Executive and Chief Financial Officer of Spectra Energy from January 2007 until assuming his current position at Spectra Energy in January 2009. Prior to that time, Mr. Ebel served as President of Union Gas Limited from January 2005 until January 2007 and Vice President, Investor & Shareholder Relations of Duke Energy from November 2002 until January 2005. Mr. Ebel joined Duke Energy in March 2002 as Managing Director of Mergers and Acquisitions in connection with Duke Energy’s acquisition of Westcoast Energy Inc. Mr. Ebel also serves on the Board of Directors for DCP Midstream, LLC, a joint venture between Spectra Energy and Phillips 66, and also on the Board of Directors for the The Mosaic Company.
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
Fred J. Fowler was appointed to the Board of Directors of Spectra Energy Partners GP, LLC as its Chairman in December 2008, a position he held until November 1, 2013. Mr. Fowler serves on our Audit Committee. He retired as President and Chief Executive Officer of Spectra Energy in December 2008, a position he held since its inception in January 2007. Mr. Fowler previously served as Group Executive and President of Duke Energy Gas Transmission from April 2006. He was President and Chief Operating Officer from November 2002 to April 2006. Mr. Fowler also serves on the Board of Directors of EnCana Corp, Pacific Gas and Electric Company and DCP Midstream Partners LP. Mr. Fowler was elected to serve as a director because of his extensive knowledge and experience of the energy industry and its participants, as well as a deep understanding of our assets, customers and regulatory environments.
Dorothy M. Ables was appointed to the Board of Directors of Spectra Energy Partners GP, LLC in December 2013. She was named Chief Administrative Officer for Spectra Energy in November 2008, responsible for the company's human resources, information technology, supports services and community relations functions. Prior to then, she served as Spectra Energy's Vice President of Audit Services and Chief Ethics and Compliance Officer from 2007. Ms. Ables was appointed to the board because of her broad leadership experience with the company's natural gas transmission business, primarily in the strategic planning and financial areas and the areas of information technology, human resources, community relations and public affairs. Ms. Ables also serves on the Board of Directors of Cabot Oil Gas Corporation.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the General Partner’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission (SEC) and the NYSE initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Spectra Energy prepares and files these reports on behalf of the General Partner’s directors and executive officers. To our knowledge, all Section 16(a) reporting requirements applicable to the General Partner’s directors and executive officers were complied with during 2016.
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

Item 11. Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
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
Our principal executive officer, together with our principal financial officer and our general counsel, are our “named executive officers.” Mr. Gregory L. Ebel is our Chief Executive Officer (our principal executive officer), Mr. J. Patrick Reddy is our Chief Financial Officer (our principal financial officer), and Mr. Reginald D. Hedgebeth is our General Counsel (our general counsel). Compensation paid or awarded by us in 2016 to our named executive officers reflects the total compensation paid by Spectra Energy, which includes compensation that is allocated to us pursuant to Spectra Energy’s allocation methodology and subject to the terms of the Omnibus Agreement. The Board of Directors of Spectra Energy, upon recommendation of the Compensation Committee of the Board of Directors of Spectra Energy (Compensation Committee), approves targeted compensation levels for the Chief Executive Officer. The Compensation Committee has ultimate decision making authority with respect to the compensation of all remaining named executive officers other than with respect to awards of equity in our partnership, for which our Board retains control. Any awards under our long-term incentive plan are recommended by the Compensation Committee and approved by the Board of Directors of Spectra Energy Partners GP, LLC. The elements of compensation discussed below, and Spectra Energy’s decisions with respect to determinations on payments, was approved by the Compensation Committee, and was not subject to approvals by the Board of Directors of our general partner.
With respect to compensation objectives and decisions regarding our named executive officers for 2016, the Compensation Committee approved the cash compensation and equity based compensation of our named executive officers based on its compensation philosophy, which includes rewarding both continued employment and performance through a combination of short-term cash incentives and long-term equity compensation. Senior management of Spectra Energy typically utilizes compensation consultants and reviews market data to determine relevant compensation levels and compensation program elements through the review of and, in certain cases, participation in, various relevant compensation surveys. Senior management then submits a proposal to the Compensation Committee for the compensation to be paid or awarded to executives and employees for consideration. Spectra Energy consulted with compensation consultants with respect to determining 2016 compensation for the named executive officers in a manner consistent with its current compensation philosophy. All compensation determinations are discretionary and are, as noted above, subject to Spectra Energy’s decision-making authority. A full discussion of the compensation policies and programs will be included in the Executive Compensation Discussion and Analysis section of Spectra Energy Corp's Form 10-K for the fiscal year ended December 31, 2016 which will be available upon its filing on the SEC's website at www.sec.gov and on Spectra Energy's website at www.spectraenergy.com at the “Investors - Publications and SEC Filings” tab.
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
Committee Advisors
Since 2007, the Compensation Committee has retained ExeQuity, LLP (ExeQuity) as its independent compensation consultant. ExeQuity reports directly to the Compensation Committee on matters related to executive compensation, advises it on best practices and analyzes meeting materials prepared by management. It confers, independently of management, with the Committee’s Chair and with the full Committee, although it may discuss compensation matters with management on a limited basis at the Committee’s direction. As needed, ExeQuity meets with the Committee in executive sessions at which no one from Spectra Energy’s management is present. ExeQuity performs no other services for the Company.

In 2016, ExeQuity prepared materials for the Compensation Committee, reviewed materials provided to the Compensation Committee by management, consulted with the Chair prior to meetings regarding agenda items, and attended Committee meetings.
In retaining ExeQuity, the Compensation Committee considered the six factors set forth in Section 303A.05(c)(iv) of the NYSE Listed Company Manual concerning potential conflicts of interest. In addition, after a review of information provided by each member of the Compensation Committee, as well as information provided by ExeQuity, the Compensation Committee determined that there are no conflicts of interest raised by ExeQuity’s work with the Compensation Committee.
Factors Considered In Determining Total Compensation

Compensation Peer Group Comparison
The Compensation Committee sets salaries and short-term and long-term incentive target levels based in part on what it determines to be the market median of compensation available to our executives in the market. The market for highly talented executives is competitive, and we believe our success depends on our ability to attract and retain executives who are qualified to successfully execute our short-term and long-term objectives. We believe that our hiring objectives cannot be achieved unless we offer compensation opportunities that are competitive in the marketplace.
We would prefer to define the market median based on the practices of a sizeable peer group of companies with market capitalizations and revenues comparable to ours and with lines of business similar to ours. However, there are not enough companies meeting this description to allow us to assemble such a peer group. Therefore, in setting compensation targets, the Compensation Committee considers data from published compensation surveys as well as information from the public filings of representative companies in the markets where we compete for executive talent and capital - which we refer to as the Compensation Peer Group. Companies included in the Compensation Peer Group are shown to the right.

Compensation Peer Group

CenterPoint Energy, Inc.
Dominion Resources, Inc.
DTE Energy Company
Enbridge Inc.
EQT Corporation
Kinder Morgan, Inc.*
Sempra Energy
TransCanada Corporation
Williams Companies, Inc.
Energy Transfer Partners*
Enterprise Products
NextEra Energy
Plains All American*

*For these companies, the CEO compensation design is significantly different than ours; therefore, these companies are primarily used for other Named Executive Officers.

The Compensation Committee also considers trends in the broader market as shown in general industry surveys. Specifically, the Compensation Committee has used the Aon Hewitt Total Compensation Management Database because it believes this survey provides a reliable indication of compensation practices in companies with revenues comparable to ours and of similar size.
External Market Conditions and Individual Factors
In addition to using benchmark survey data, the Compensation Committee takes into account external market conditions and individual factors when establishing the total compensation of each named executive officer. Individual factors include the executive’s performance, level of experience, tenure, responsibilities and position. External market conditions include competitive pressures for the executive’s particular position within the industry, economic developments, the condition of labor markets, and the financial and market performance of Spectra Energy. To assist in its evaluation, the Compensation Committee uses tally sheets that provide the details of an executive’s historical and proposed compensation. Finally, the Compensation Committee considers internal equity when evaluating the compensation of our named executive officers relative to one another.
Risk Considerations in the Compensation Program
In addition to reviewing market factors, the Compensation Committee reviews the alignment of the executive compensation program components with the interests of Spectra Energy’s shareholders. The overall mix and design of our executives’ short- and long-term incentive compensation opportunities are balanced to mitigate undue risk and promote the health of Spectra Energy.
To drive long-term decision-making, our total incentive opportunities place greater emphasis on long-term goals. In the short-term program, no more than 30% of a named executive officer’s targeted award is dependent on any one performance measure. Short-term measures are chosen to balance the importance of generating short-term earnings and cash with the efficiency and effectiveness of employed capital. Seventy (70) percent of each executive’s long-term opportunity is contingent on the performance of Spectra Energy’s stock on an absolute and relative basis, and each executive is required to own certain amounts of Spectra Energy stock, which provides continued alignment with Spectra Energy’s shareholders’ interests in the long-term growth of Spectra Energy.
Elements of the Compensation Program
The objective of the compensation program is to link total compensation to individual and company performance on both a short-term and long-term basis. To carry out this objective, the program is structured to include short-term incentives that reward the achievement of predetermined performance objectives and long-term incentives that reward stock performance and encourage our executives to align their interests with those of shareholders.
PRINCIPAL COMPENSATION COMPONENTS FOR NAMED EXECUTIVE OFFICERS

Component	Rationale	Structure
Salary	Provides compensation for performing day-to-day responsibilities Creates a framework for incentive awards, which are structured as a percentage of base salary	Paid in cash at regular intervals throughout the year.
Short-Term Incentive
Makes significant percentage of cash compensation contingent on specific financial targets and operational performance goals.

Employs performance goals that are appropriate short-term measures of the business imperatives necessary to build financial success and operational excellence in the long term.

Annual cash payment based on the achievement of defined financial and operational performance goals:
•80% based on financial goals (DCF, EBITDA and Return on Capital Employed (ROCE)) for our core businesses
•20% based on operational and safety goals

Long-Term Incentive	Aligns the interests of executives with those of shareholders by rewarding long-term Company stock performance Builds our executives’ equity ownership stake and provides a retention incentive
Performance share units (50% of target award value)
•Payouts depend on TSR compared with our Peer Group over a three year measurement period
•Payouts can range from 0% to 200% of target
•Once earned, the units are converted to common stock
•Dividend equivalents are accumulated from grant date but paid only upon vesting
                                                                                                 Phantom units (30% of target award value)
•Time-based; vest after three years
•Once earned, units are paid in cash
•Dividend equivalents are accumulated from grant date but paid only upon vesting
                                                                                                      Non-qualified Stock Options (20% of target award value)
•Vest ratably over three years (1/3 each year)
•10 year term
•Exercise price based on fair market value of Spectra Energy common stock on the date of grant

Retirement	Provides retention incentives, rewards service through retirement-related payments, and provides savings opportunities Comparable to market; important tool for attracting and retaining executives	Company-sponsored retirement and savings plans (401(k), deferred compensation, defined-benefit plans)

2016 Compensation
Pay Mix
An executive’s total compensation opportunity is the sum of annual base salary, annual cash incentive target and the target value of his annual long-term incentive grant. The opportunity established for each of our named executive officers is intended to provide total target compensation that falls in the median range for individuals who hold comparable positions in the markets in which we compete for executive talent.
For 2016, the total target pay opportunity, in aggregate, was at the market median for our named executive officers.
Salary and Total Pay Opportunities
Chief Executive Officer
The Compensation Committee made no change to Mr. Ebel’s 2016 total compensation opportunity due to his target compensation being in line with overall general industry survey data and in recognition of industry market conditions at the time his compensation was reviewed in February 2016.
Other Named Executive Officers
In February 2016, the Compensation Committee reviewed the 2015 total target pay opportunities of our named executive officers and considered factors such as job responsibilities, levels of experience, individual performance, the salaries of executives in comparable positions as obtained from market surveys, internal comparisons and current market conditions. The Compensation Committee also reviewed the 2015 total target pay opportunities for our executives to see how those opportunities compare with pay opportunities at companies with which we compete for talent, and no changes were made to our named executive officers total target pay opportunities.
The following table shows the 2016 target pay opportunities for each named executive officer.

2016 Target Pay Opportunities
Name	Salary	STI Target Opportunity	LTI Target Opportunity	Total Target Pay Opportunity
Gregory L. Ebel	$1,133,000	$ 1,246,300 (110%)	$ 4,815,250 (425%)	$7,194,550
J. Patrick Reddy	640,000	480,000 (75%)	1,152,000 (180%)	2,272,000
Reginald D. Hedgebeth	570,800	399,560 (70%)	856,200 (150%)	1,826,560
Short-Term Incentive Opportunities
The 2016 short-term incentive opportunities under the Spectra Energy Executive Short-Term Incentive (STI) Plan were designed to compensate executives based on Spectra Energy’s 2016 financial and operational performance against goals set at the beginning of the year, and also on each executive’s overall individual performance during the year. The Compensation Committee established threshold, target and maximum incentive opportunities for each participant, expressed as a percentage of base salary. Target STI awards for our named executive officers in 2016 are reflected in the 2016 Target Pay Opportunities table above.
Under guidelines adopted for the 2016 STI program, the Compensation Committee set a maximum payment opportunity on 2016 short-term incentive payments for all of our executives equal to 200% of their STI target. In order to meet requirements relating to Spectra Energy’s tax deduction under Section 162(m) of the Internal Revenue Code, annual incentive payouts are initially set at this maximum level to the extent that performance against any one of the Spectra Energy, Spectra Energy Transmission or business unit financial goals meets the threshold level of performance. To determine actual payouts, however, the Compensation Committee then applies negative discretion by reducing awards through the application of the framework described below in conjunction with actual performance against Spectra Energy’s financial and operational measures and consideration of individual performance.
The maximum that could be earned for performance on financial and operational measures was 200% of target. The amount that could be paid for performance at a specified minimum level for any measure was 50% of the target amount. 100% of the target amount would be paid for performance at the target level. No compensation was to be earned if performance fell below a specified minimum level.

As shown in the following table, STI payments for our named executive officers were based on the achievement of financial and operational objectives related to management responsibilities for Spectra Energy, including Spectra Energy’s DCF, EBITDA and business unit ROCE, achievement of certain Environmental, Health and Safety (EHS) and operational goals, with an additional review based on an overall assessment of individual performance during the year.

2016 STI Performance Measures
Measure	Percentage
Spectra Energy DCF	25%
Spectra Energy Transmission EBITDA	30
Spectra Energy Transmission ROCE	25
EHS and Operations Scorecard	20
Spectra Energy Ongoing DCF is a measure regarding cash generation. The Compensation Committee replaced the EPS metric used in 2015 with ongoing DCF for 2016 to place greater focus on cash generation and to better align with how Spectra Energy’s shareholder's measure the Spectra Energy’s performance. Target performance was set at $1,369 million, a level that matched Spectra Energy’s corporate forecasts. Maximum payout was set at $1,574 million, a level judged to be difficult to achieve, and minimum performance was set at $1,180 million, the lowest level that would justify a payout.
Spectra Energy Transmission EBITDA is a measure of the effectiveness of the core business’s ability to generate cash without depreciation, interest or taxes, excluding Spectra Energy’s joint venture, DCP Midstream, LLC (DCP Midstream). In determining this measure, the impact of certain factors have been eliminated in order to make this measure a clearer gauge of the performance of Spectra Energy’s four core business units, including among others, the elimination of the effect of commodity price changes, the effect of exchange rate fluctuations in Canadian currency and the impact of weather at Spectra Energy’s distribution business unit. Target performance was set at $2,902 million, a level that matched Spectra Energy’s corporate forecasts. Maximum performance was set at $3,134 million, and minimum performance was set at $2,786 million, levels deemed by the Compensation Committee to be significant challenges or minimally acceptable, respectively.
Spectra Energy Transmission ROCE reflects the efficiency and effectiveness of capital deployment in Spectra Energy’s core business. Spectra Energy’s business is capital-intensive and depends on the effective execution of projects. The ability to achieve targeted returns on these projects is vital to the success of Spectra Energy’s business. Spectra Energy Transmission ROCE is one of the 2016 STI performance measures used for all of our named executive officers. We define Spectra Energy Transmission ROCE as Spectra Energy’s EBIT (excluding results from DCP Midstream) divided by Spectra Energy’s annual average total debt plus equity minus cash on hand and Spectra Energy’s investment in DCP Midstream. Target performance was set at 8.92%, a level consistent with corporate forecasts. Maximum performance was set at 9.81%, and minimum performance was set at 8.47%. Similar to other measures, maximum and minimum performance were set at levels deemed by the Compensation Committee to be significant challenges or minimally acceptable, respectively.
An EHS and Operations Scorecard was designed given the importance of safe and reliable operations and was designed to provide alignment and a common culture in all Spectra Energy’s field and office locations. The importance of a zero-injury culture was emphasized by measuring improvement in frequency rates for recordable employee and contractor injury and preventable vehicle incidents. Annual targets in these areas are set to achieve incremental improvement in performance over prior years’ results.
Reliable operations were emphasized by measuring reliability of performance at Spectra Energy’s compressor stations, processing plants, and liquid transmission system. Asset safety for the gas and liquid transmission assets was also a focus.
Determination of 2016 Short-Term Incentive Payments
At the end of the 2016 cycle, management prepared a report on the achievement of the financial and EHS/operational goals under our STI plan. The Compensation Committee reviewed and approved these results, along with any proposed adjustments based on individual performance for each named executive officer. In the case of named executive officers other than our Chief Executive Officer, the Chief Executive Officer made recommendations to the Compensation Committee regarding any adjustments based on individual performance. In the case of our Chief Executive Officer, the Compensation Committee reviewed and approved his performance against financial and operational objectives and his overall individual performance. Following this process, the Compensation Committee approved the final performance results and payment of incentives to all named executive officers.

The table below shows the level of performance needed to achieve the threshold, target and maximum payouts established for each financial goal, as well as the actual 2016 results and actual payout percentages. As discussed above, for each goal, achievement of the threshold, target and maximum amounts would result in corresponding payout percentages of 50%, 100% and 200%, respectively, of the target level.
For example, an executive’s short-term incentive payment associated with Spectra Energy’s ongoing DCF results was calculated as 25% of the executive’s target cash incentive opportunity (25% being the weighting assigned to the DCF measure) multiplied by the actual 2016 payout percentage for the DCF measure, which was 106.83%.

2016 Performance Levels and Payouts
Measure	Threshold	Target	Maximum	Actual	Payout Percent Achieved
Spectra Energy DCF (in millions)	$1,180	$1,369	$1,574	$1,383	106.83%
Spectra Energy Transmission EBITDA (in millions)	2,786	2,902	3,134	2,854	79.47%
Spectra Energy Transmission ROCE	8.47%	8.92%	9.81%	8.83%	90.00%
EHS and Operations Scorecard	—	—	—	—	132.25%

In determining the final award amounts, the Compensation Committee also considered other factors, including Mr. Ebel’s leadership in driving strong company performance in 2016, enhancing the company’s financial strength, delivering record capital expansion projects in service and securing new projects. The Compensation Committee also included in its final determination of awards, Mr. Reddy’s and Mr. Hedgebeth's performance related to the success of the items noted above.

2016 STI AWARDS
Name	Actual Short-Term Incentive Payout	Payout as a Percent of STI Target Opportunity
Gregory L. Ebel	$2,486,350	199%
J. Patrick Reddy	957,593	199
Reginald D. Hedgebeth	797,116	199
2016 Long-Term Incentive Opportunities
Spectra Energy provides long-term incentive opportunities to its executive officers to achieve an alignment of executive and shareholder interests. These opportunities are designed to incentivize executives to achieve strategic goals that will maximize long-term shareholder value.
The Compensation Committee decided that the long-term incentive program for the named executive officers should consist of a time-based element and performance-based elements on both an absolute and relative basis. It believes that combining these three forms of awards, with the heaviest weighting on the performance elements, is an effective means of creating a focus on shareholder return and helping Spectra Energy retain its executive talent in a competitive market.
Phantom units
Phantom units make up 30% of the annual Long-Term Incentive (LTI) grant value. These units generally vest at the end of three years if the grantee remains continuously employed by the Spectra Energy/affiliates, at which time they are paid in cash, based on the fair market value of Spectra Energy common stock at the time of vesting. Dividend equivalents are accumulated from the date of grant and paid (in cash) only on the number of phantom units that actually vest.
Stock options
Non-qualified stock options make up 20% of the annual LTI grant value. These options generally vest ratably over three years if the grantee remains continuously employed by the Spectra Energy/affiliates, at which time they become exercisable. The stock options have an exercise price based on the fair market value of Spectra Energy common stock on the date of grant and generally have a ten-year term.

Performance share units
For 2016, performance share unit awards continued to make up the remaining 50% of the target value of annual long-term compensation. These units are earned based on how Spectra Energy performs over a three-year period relative to its LTI Peer Group, which was revised to reflect changes in Spectra Energy’s industry and to better align industry results with the performance of Spectra Energy. The LTI Peer Group is made up of (1) companies in the S&P 500 Energy Index; (2) companies in the Alerian MLP Index, excluding DCP Midstream Partners LP (DCP) and us, and (3) Enbridge Inc. and TransCanada Corporation.
The LTI Peer Group differs from the Compensation Peer Group (see Compensation Peer Group Comparison) because the two groups serve two different purposes. The Compensation Peer Group provides an informal benchmark of compensation practices of companies with which Spectra Energy competes for executive talent, while the LTI Peer Group provides a measure of Spectra Energy’s performance compared to companies with which Spectra Energy competes for capital.
The vesting of performance share unit awards depends on how the TSR of Spectra Energy’s common stock (a performance metric under the long-term incentive program) compares to TSR results of the LTI Peer Group over a three-year measurement period, as shown below:

Relative TSR Performance vs. Vesting of Performance Share Units
Relative TSR Performance Results	Percentage of Target Performance Share Units Vesting
80th Percentile or Higher	200%
50th Percentile (Target)	100
30th Percentile	50
Below 30th Percentile	—
The Compensation Committee approved these percentages after reviewing similar programs adopted by many of the companies in the LTI Peer Group, reviewing the historical returns of the LTI Peer Group as well as indices that track energy company performance, and consulting with its independent compensation consultant.
Once earned, the performance share units are converted to shares of Spectra Energy common stock at the time of vesting. Dividend equivalents are accumulated from the date of grant and paid (in cash) only on the number of performance share units that actually vest.
The table below shows long-term incentive awards granted to our named executive officers in 2016:

2016 LTI GRANTS
Name	Expected Value of LTI/Equity Grants (as a % of Base Salary)	Number of Phantom Units Granted	Number of Stock Options Granted	Number of Performance Share Units Granted
Gregory L. Ebel	425%	56,700	412,000	99,800
J. Patrick Reddy	180	13,550	98550	23,850
Reginald D. Hedgebeth	150	10,100	73,250	17,750

Determination of 2014-2016 Performance Share Unit Awards
The 2014 performance unit cycle commenced on January 1, 2014 and ended on December 31, 2016. Performance share units vest based on our TSR for this three-year period as compared to the TSR for companies in Spectra Energy’s 2014 Peer Group for LTI (which included Centerpoint Energy Inc., Consolidated Edison Inc., Dominion Resources Inc., DTE Energy Company, Enbridge Inc., Equitable Resources Inc., Kinder Morgan Inc., National Fuel Gas Company, Nisource Inc., ONEOK Inc., PG&E Corp., Public Service Enterprise Group Inc., Sempra Energy, TransCanada Corp, Williams Companies Inc. and Xcel Energy Inc.). The final TSR for the three-year period was 38.07%, which is at the 62.70 percentile of the 2014 Peer Group for LTI. This resulted in a payout percentage of 142.33%. The following table lists the resulting number of 2014-2016 performance shares that vested and the total value realized including associated dividend equivalents:

	Original 2014 PSU Grant		Final 2014 PSU Results
Name	Number of Shares at Target	Value of Grant	Number of Shares at Vest	Value Realized
Gregory L. Ebel	$90,500	$4,170,240	$128,809	$5,921,144
J. Patrick Reddy	20,600	949,248	29,320	1,347,794
Reginald D. Hedgebeth	15,600	718,848	22,204	1,028,933
Retirement and Other Benefits
Retirement Benefits
Spectra Energy provides our executives with retirement benefits under the Spectra Energy Retirement Savings Plan, the Spectra Energy Executive Savings Plan, the Spectra Energy Retirement Cash Balance Plan and the Spectra Energy Executive Cash Balance Plan. The Compensation Committee has determined that, based on market surveys, these plans are comparable to the benefits provided by our peers and provide an important tool for attracting and retaining our executives. Please refer to “Compensation Tables” for disclosure of the amounts paid to our named executive officers under these plans.
The Spectra Energy Retirement Savings Plan, a “401(k) plan,” is generally available to all employees in the United States. It is a tax-qualified retirement plan that provides a means for employees to save for retirement on a tax-deferred basis and to receive an employer matching contribution. Earnings on amounts credited to the plan depend on each participant’s investment choices (which may include a Spectra Energy common stock fund).
The Spectra Energy Executive Savings Plan enables executives to defer compensation, and receive employer matching contributions, in excess of the limits of the Internal Revenue Code that apply to qualified retirement plans such as the Spectra Energy Retirement Savings Plan. Investment choices under this plan are similar to those offered to all employees under the Spectra Energy Retirement Savings Plan.
The Spectra Energy Retirement Cash Balance Plan provides a defined benefit beginning at retirement, the amount of which is based on a participant’s cash balance account balance, which grows with monthly pay and interest credits.
The Spectra Energy Executive Cash Balance Plan provides executives with the retirement benefits to which they would be entitled under the Spectra Energy Retirement Cash Balance Plan in the absence of the Internal Revenue Code limits.
Perquisites and Personal Benefits
At the direction of the Board, Mr. Ebel uses the Company aircraft for personal travel in limited circumstances, primarily for business efficiency. Mr. Ebel’s family and guests may accompany him on business and personal trips. Other executive officers are not allowed to initiate personal trips on corporate or chartered aircraft. However, they are permitted to invite their spouses or guests to accompany them on business trips when space is available. When an executive officer’s use of aircraft or a guest’s travel does not meet the Internal Revenue Service’s standard for business use, the cost of that travel is imputed as income to the officer even if it did not result in incremental cost to Spectra Energy.

Compensation Tables
This section provides information regarding the compensation of our named executive officers for 2014 through 2016.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards(a)	Option Awards(a)	Non-Equity Incentive Plan Compensation(b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(c)	All Other Compensation (d)	Total
Gregory L. Ebel (e)	2016	$1,133,000	$—	$6,856,766	$1,112,400	$2,486,350	$1,186,940	$307,582	$13,083,038
President and Chief Executive Officer	2015	1,133,000	—	6,664,813	—	1,889,001	313,525	342,321	10,342,660
	2014	1,127,500	—	6,285,224	—	1,784,594	756,627	311,110	10,265,055
J. Patrick Reddy	2016	640,000	—	1,638,615	266,085	957,593	287,097	153,103	3,942,493
Chief Financial Officer	2015	634,900	—	1,595,076	—	749,016	162,207	96,312	3,237,511
	2014	606,443	—	1,430,768	—	719,902	164,158	95,228	3,016,499
Reginald D. Hedgebeth	2016	570,800	—	1,219,958	197,775	797,116	262,043	98,861	3,146,553
General Counsel and Chief Ethics & Compliance Officer	2015	568,033	—	1,184,285	—	573,548	73,150	74,850	2,473,866
	2014	551,507	—	1,675,599	—	611,046	139,007	71,549	3,048,708
__________

(a)
Stock Awards column reflects the aggregate grant date fair value of performance share units and phantom units awards granted each year as shown in the “2016 Grants of Plan-Based Awards” table, and computed in accordance with the provisions of FASB ASC Topic 718. Option Awards column reflects the aggregate dollar amount recognized for financial statement reporting purposes for 2016 with respect to outstanding stock options. The aggregate dollar amounts were determined without regard to any estimate of forfeitures related to service-based vesting conditions. See Spectra Energy Corp's Form 10-K Notes to Consolidated Financial Statements for the year ended December 31, 2016 regarding assumptions underlying the valuation of equity awards. If the performance share units vested at the maximum level, the following represents the maximum value that would be payable on the performance share units granted in 2016, based on the closing stock price of our common stock on the grant date of these awards for Messrs. Ebel, Reddy, and Hedgebeth: $5,668,640, $1,354,680, and $1,008,200, respectively.

(b)
Non-Equity Incentive Plan Compensation column includes amounts payable under the Spectra Energy Executive STI Plan with respect to the 2016, 2015 and 2014 performance periods. After the shareholder vote to approve the proposed merger with Enbridge Inc. (the Merger), a portion of the 2016 amounts for Messrs. Ebel, Reddy, and Hedgebeth were paid in December 2016 to mitigate potential after-tax parachute costs to Spectra Energy and/or the executive under Section 280G and 4999 of the Internal Revenue Code. All remaining amounts, unless deferred, were paid, respectively, in February 2017, February 2016 and March 2015.

(c)
Change in Pension Value and Nonqualified Deferred Compensation Earnings represents the change in value during the twelve-month period ending on December 31 of each year. These changes were as follows for each named executive officer:

	Gregory L. Ebel	J. Patrick Reddy	Reginald D. Hedgebeth
Change in actuarial present value of accumulated benefit under the Spectra Energy Retirement Cash Balance Plan	$53,811	$33,466	$40,726
Change in actuarial present value of accumulated benefit under the Spectra Energy Executive Cash Balance Plan	578,037	253,631	221,317
Change in actuarial present value of accumulated benefit under the Pension Choices Plan for Employees of Westcoast Energy Inc. and Affiliated Companies	26,784	—	—
Change in actuarial present value of accumulated benefit under the Spectra Energy Supplemental Pension Plan	528,308	—	—
Total	$1,186,940	$287,097	$262,043
(d)    All Other Compensation column includes the following for 2016:

	Gregory L. Ebel	J. Patrick Reddy	Reginald D. Hedgebeth
Matching contributions under the Spectra Energy Retirement Savings Plan	$15,900	$15,900	$15,900
Make-whole matching contribution credits under the Spectra Energy Corp Executive Savings Plan	226,559	119,939	70,596
Premiums for life insurance coverage provided under life insurance plans	2,622	7,524	1,710
Matching charitable contributions made in the name of the executive under Spectra Energy's matching gift policy(1)	8,225	7,500	9,500
Personal use of Company aircraft(2)	51,878	2,240	1,155
Tax return preparation services	2,398	—	—
Total	$307,582	$153,103	$98,861
__________
(1)    Amounts represent Spectra Energy-matched charitable contributions during 2016.

(2)
The amounts shown as “Personal use of Company aircraft” reflect the personal use of Spectra Energy’s aircraft by the named executive officers. When travel costs did not meet the IRS standard for “business use,” income was imputed to the officer even though such travel may not have resulted in incremental cost to Spectra Energy. The methodology used to compute the incremental cost of this benefit was based on the hourly variable cost for the use of the aircraft, plus any tax-deduction disallowance.

(e)
A portion of Mr. Ebel’s pension value for 2016, 2015 and 2014 was provided in Canadian dollars and has been converted to U.S. dollars using the Bloomberg spot rate of $0.7440 on December 31, 2016, $0.7226 on December 31, 2015 and $0.8605 on December 31, 2014.

2016 Grants of Plan-Based Awards
Name	Grant Date	Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)(c)			All Other Stock Awards: Number of Shares of Stock or Units (b)(c) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(d)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gregory L.Ebel			623,150	1,246,300	2,492,600
Gregory L.Ebel	2/16/2016	2/15/2016				49,900	99,800	199,600				5,246,486
Gregory L.Ebel	2/16/2016	2/15/2016							56,700			1,610,280
Gregory L.Ebel	2/16/2016	2/15/2016								412,000	28.40	1,112,400
J. Patrick Reddy			240,000	480,000	960,000
J. Patrick Reddy	2/16/2016	2/15/2016				11,925	23,850	47,700				1,253,795
J. Patrick Reddy	2/16/2016	2/15/2016							13,550			384,820
J. Patrick Reddy	2/16/2016	2/15/2016								98,550	28.40	266,085
Reginald D. Hedgebeth			199,780	399,560	799,120
Reginald D. Hedgebeth	2/16/2016	2/15/2016				8,875	17,750	35,500				933,118
Reginald D. Hedgebeth	2/16/2016	2/15/2016							10,100			286,840
Reginald D. Hedgebeth	2/16/2016	2/15/2016								73,250	28.40	197,775
__________

(a)
This column shows the potential payout opportunities established for the 2016 performance period under the terms of the Spectra Energy Executive STI Plan. The actual amounts paid to each executive under the plan for 2016 are disclosed in the Summary Compensation Table.

(b)	Awards were made in units of Spectra Energy common stock and were granted under the terms of the Spectra Energy Corp 2007 Long-Term Incentive Plan, as amended and restated.

(c)	All performance share units are earned based on how the Company performs relative to our Peer Group over a three year performance period (January 1, 2016 to December 31, 2018).

(d)
All awards reflected in this column were computed in accordance with FASB ASC Topic 718. The per-share full grant date fair value of the phantom units, performance share units and stock options granted on February 16, 2016 were $28.40, $52.57 and $2.70, respectively.

Outstanding Equity Awards at 2016 Fiscal Year-End
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price (a)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(b)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Gregory L. Ebel	—	412,000	$28.40	2/16/2026	116,450	$4,784,931	227,800	$9,360,302
J. Patrick Reddy	—	98,550	28.40	2/16/2026	40,750	1,674,418	92,700	3,809,043
Reginald D. Hedgebeth	—	73,250	28.40	2/16/2026	44,450	1,826,451	68,900	2,831,101
__________

(a)	For options expiring on February 16, 2026, the exercise price is equal to the closing price of our common stock on the date of grant.

(b)
Messrs. Ebel, Reddy, and Hedgebeth received Spectra Energy phantom units on February 16, 2016, February 17, 2015, and February 18, 2014 which, subject to certain exceptions, vest on the third anniversary of the date of grant.

(c)
Messrs. Ebel, Reddy, and Hedgebeth received performance share units on February 16, 2016 and February 17, 2015 which, subject to certain exceptions, are eligible for vesting on December 31, 2018 and December 31, 2017, respectively. As directed by Instruction 3 to Item 402(f)(2) of the SEC’s Regulation S-K, performance share units are listed at the maximum number of units.

2016 Option Exercises and Stock Vested
Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)(a)(b)	Value Realized on Vesting (c)
Gregory L. Ebel	76,700	$1,162,772	400,709	$17,291,220
J. Patrick Reddy	—	—	44,920	1,859,551
Reginald D. Hedgebeth	—	—	34,704	1,438,996
__________

(a)
In order to mitigate potential after-tax parachute costs to Spectra Energy and/or the executive under Section 280G and 4999 of the Internal Revenue Code, after the shareholder vote to approve the Merger, the vesting of a portion of the outstanding awards held by Messrs. Ebel and Reddy were accelerated and these awards were settled in December 2016.

(b)	All shares included in this column are settled in shares, with the exception 56,700 shares for Mr. Ebel, which are settled in cash.

(c)
Calculated based on the closing price of a share of common stock on the respective vesting date; includes the following cash payments for dividend equivalents on vested awards: $1,269,709 to Mr. Ebel; $186,515 to Mr. Reddy; and $144,112 to Mr. Hedgebeth.

Pension Benefits
This section contains information regarding benefits available to our named executive officers under Spectra Energy’s pension and retirement plans.
Spectra Energy Retirement Cash Balance Plan and Executive Cash Balance
Spectra Energy provides pension benefits that are intended to assist its retirees with their retirement income needs. This section contains a detailed description of the plans that make up Spectra Energy’s pension program.
Spectra Energy Partners executive officers actively participated in pension plans sponsored by Spectra Energy or an affiliate in 2016. This included the Spectra Energy Retirement Cash Balance Plan (RCBP), a noncontributory, defined-benefit retirement plan that is intended to qualify under Section 401(a) of the Internal Revenue Code. The RCBP generally covers non-bargaining employees of Spectra Energy and its affiliates, and provides benefits under a “cash balance account” formula.
Each of the named executive officers who participates in the RCBP has satisfied the requirements for receiving the account benefit upon termination of employment. The RCBP benefit is payable in the form of a lump sum in the amount credited to the hypothetical account at the time of benefit commencement. Payment is also available in the form of an annuity based on the actuarial equivalent of the account balance.
The amount credited to the hypothetical account is increased with monthly pay credits, as follows:

Age and service	Percentage of eligible monthly compensation (a)
Participants with combined age and service of less than 35 points	4%
Participants with combined age and service of 35 to 49 points	5
Participants with combined age and service of 50 to 64 points	6
Participants with combined age and service of 65 or more points	7
__________

(a)
For the RCBP, eligible monthly compensation is equal to Form W-2 wages, plus elective deferrals under a 401(k) or cafeteria plan. It does not include severance pay (including payment for unused vacation), expense reimbursements, allowances, cash or noncash fringe benefits, moving expenses, bonuses for performance periods in excess of one year, transition pay, long-term incentive compensation (including income resulting from any stock-based awards such as stock options, stock appreciation rights, phantom stock or restricted stock) and certain other compensation items.

If the participant earns more than the Social Security wage base, the account is credited with additional pay credits equal to 4% of eligible compensation above the Social Security wage base. Interest credits are credited monthly. The interest rate is determined quarterly based upon the 30-year Treasury rate, but with a 4% minimum and a 9% maximum.
A participant’s RCBP benefit may not be less than the amount determined under certain prior benefit formulas (including optional forms). In addition, the benefit is subject to benefit and compensation limits under the Internal Revenue Code.
Each of our named executive officers was also eligible to participate in the Spectra Energy Executive Cash Balance Plan (ECBP), a noncontributory, defined-benefit retirement plan that is not intended to satisfy the requirements for qualification under Section 401(a) of the Internal Revenue Code. Benefits earned under the ECBP are attributable to (a) compensation in excess of the Internal Revenue Code’s annual compensation limit ($265,000 for 2016) for the determination of pay credits under the RCBP; (b) restoration of benefits in excess of a defined-benefit plan maximum annual benefit limit ($210,000 for 2016) under the Internal Revenue Code that applies to the RCBP; and (c) supplemental benefits granted to a particular participant. Generally, benefits earned under the RCBP and the ECBP vest upon completion of three years of service and, with certain exceptions, vested benefits generally become payable upon termination of employment with Spectra Energy.
We have established a grantor trust that is subject to the claims of our creditors into which funds related to the ECBP are deposited. Funds deposited into the trust are managed by an independent trustee subject to guidelines provided by Spectra Energy.
Pension Choices Plan for Employees of Westcoast Energy Inc. and Spectra Energy Supplemental Pension Plan
Mr. Ebel participated in the Pension Choices Plan for Employees of Westcoast Energy Inc. and Affiliated Companies (Pension Plan) and the Spectra Energy Supplemental Executive Retirement Plan (SERP) while he resided in Canada prior to 2007. The Pension Plan is registered under the Income Tax Act and under the Pension Benefits Act (Ontario). The executive component of the Pension Plan is a non-contributory defined-benefit plan that provides a pension based on 2% of the annualized average of the executive’s highest consecutive 36 months’ salary and cash incentive multiplied by his years of service while located in Canada. The Income Tax Act imposes a limit on the amount of benefits that can be paid from a registered pension plan.
The SERP is primarily intended to restore benefits under the Pension Plan to the level that would be available absent this limit. Mr. Ebel’s benefit accruals related to the Duke SERP were transferred to the Spectra Energy SERP effective with the spin-off. SERP benefits are paid from the general revenues of Spectra Energy generally as a life annuity. Effective with his transfer to the United States, Mr. Ebel began participating in the Spectra Energy RCBP, and his active participation in the Pension Plan was suspended, although compensation (but not additional service) with Spectra Energy will be used in the calculation of his Pension Plan and SERP benefit. The table below provides information, determined as of December 31, 2016, about each plan that provides for payments or other benefits to our named executives officers at, following or in connection with retirement:

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Gregory L. Ebel	Spectra Energy Retirement Cash Balance Plan	19.00	$327,466	$—
Gregory L. Ebel	Spectra Energy Executive Cash Balance Plan	19.00	2,009,622	—
Gregory L. Ebel	Pension Choices Plan for Employees of Westcoast Energy Inc.	6.48	170,794	—
Gregory L. Ebel	Spectra Energy Supplemental Pension Plan	6.48	3,356,400	—
J. Patrick Reddy	Spectra Energy Retirement Cash Balance Plan	8.00	207,095	—
J. Patrick Reddy	Spectra Energy Executive Cash Balance Plan	8.00	904,355	—
Reginald D. Hedgebeth	Spectra Energy Retirement Cash Balance Plan	7.76	187,692	—
Reginald D. Hedgebeth	Spectra Energy Executive Cash Balance Plan	7.76	674,640	—
Spectra Energy Executive Savings Plan
Under the Spectra Energy Executive Savings Plan, participants can elect to defer a portion of their base salary, short-term incentive compensation and long-term incentive compensation (other than stock options). Participants also receive a company matching contribution in excess of the contribution limits prescribed by the IRS under the Spectra Energy Retirement Savings Plan. In general, payments are made following termination of employment or death in the form of a lump sum or installments, as selected by the participant. Participants may request an accelerated distribution upon an “unforeseeable emergency.” In general, participants may direct the deemed investment of base salary deferrals, short-term incentive deferrals and matching contributions among investment options available under the Spectra Energy Retirement Savings Plan, including in a Spectra Energy Common Stock Fund. Deferrals of equity awards are credited with earnings and losses based on the performance of the Spectra Energy Common Stock Fund. Spectra Energy has established a grantor trust that is subject to the claims of its creditors into which funds related to the Spectra Energy Executive Savings Plan are deposited; an independent trustee manages these funds under guidelines provided by Spectra Energy.

Nonqualified Deferred Compensation
Name	Executive Contributions in Last FY (a)	Company Contributions in Last FY (b)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distribution	Aggregate Balance at Last FYE
Gregory L. Ebel	$399,189	$226,559	$351,858	$—	$3,480,604
J. Patrick Reddy	111,839	119,939	2,446,697	—	5,748,401
Reginald D. Hedgebeth	68,496	70,596	105,234	—	975,527
__________

(a)
The table reflects contributions made to the Spectra Energy Executive Savings Plan. Executive contributions credited to the plan in 2016 include amounts reported as “Salary” in the Summary Compensation Table as well as “Non-Equity Incentive Plan Compensation” paid in 2016 but reported in the table as compensation earned in 2015. Amounts may also include elective deferrals of awards earned under our Long-Term Incentive Plan and payable in 2016.

(b)	Reflects matching contribution credits made in 2016 under the plan with respect to elective salary deferrals made by executives during 2016.
Potential Payments upon Termination of Employment or Change in Control
Under certain circumstances, each named executive officer would be entitled to compensation if the executive’s employment were to terminate. The amount of compensation is contingent upon a variety of factors, including the circumstances of the termination. The agreements and terms of awards affecting this type of compensation are described below, followed by a table that estimates the amount that would become payable to each named executive officer as a result of a change in control or a termination of employment, assuming a termination was effective as of December 31,

2016. The actual amounts that would be paid can be determined only at the time of the named executive officer’s termination of employment.
Effect of Termination on Long-Term Incentive Awards
The following table summarizes the consequences that would occur in the event of a change in control or the termination of employment of a named executive officer under Spectra Energy’s long-term incentive award agreements, without giving effect to the change in control agreements described below.

Event	Consequences
Change in Control
Stock Options and Phantom Units - continue to vest.

Performance Share Units - For awards granted in 2015, the award vests upon change in control and for awards granted in 2016, awards continue to vest. For both awards, at the time of change in control, goal achievement is determined based on actual TSR results for Spectra Energy and its Peer Group for a truncated performance period (i.e., the beginning of the performance period through the date of the change in control).

Termination with cause	Stock Options, Phantom and Performance Share Units - executive’s right to unvested portion of award terminates immediately.
Voluntary termination (not retirement eligible)	Stock Options, Phantom and Performance Share Units - executive’s right to unvested portion of award terminates immediately.
Involuntary termination without cause (not retirement eligible)	Stock Options and Phantom Units - prorated portion of award vests. Performance Share Units - prorated portion of award vests based on actual performance after performance period ends.
Voluntary termination or involuntary termination without cause (retirement eligible)	Stock Options and Phantom Units - prorated portion of award continues to vest. Performance Share Units - prorated portion of award vests based on actual performance after performance period ends.
Involuntary termination without cause after a Change in Control
Stock Options and Phantom Units - award vests.

Performance Share Units - award vests, with goal achievement determined based on actual TSR results for Spectra Energy and its Peer Group for a truncated performance period (i.e., the beginning of the performance period through the date of the change in control).

Termination due to Death or Disability	Stock Options and Phantom Units - award vests. Performance Share Units - award vests based on target performance.
Change in Control Agreements
Each named executive officer has entered into a change in control agreement with Spectra Energy. The agreements have an initial term of two years, and automatically extend for a year starting on the first anniversary of the date of the agreements. Spectra Energy or the named executive officers can terminate the agreements following the initial two-year term, after providing six months advance written notice.
The change in control agreements provide for payments and benefits to the executive in the event of termination of employment within two years after a “change in control” of Spectra Energy, other than termination: (1) by Spectra Energy for “cause;” (2) by reason of death or disability; or (3) of the executive for other than “good reason” (each such term as defined in the agreements).
For 2016, payments and benefits included:

•	a lump-sum cash payment equal to a pro-rata amount of the executive’s target cash incentive for the year in which the termination occurs;

•
a lump-sum cash payment equal to three times for the Chief Executive Officer and two times for all other named executive officers the sum of the executive’s annual base salary and target annual cash incentive opportunity in effect immediately prior to termination or, if higher, in effect immediately prior to the first occurrence of an event or circumstance constituting “good reason”;

•	continued medical, dental and basic life insurance coverage for a two-year period (which can also be provided through a third-party insurer); and

•
a lump-sum cash payment representing the amount Spectra Energy would have allocated or contributed to the executive’s qualified and nonqualified defined-benefit pension plan and defined contribution savings plan accounts during the two years following the termination date, plus the unvested portion, if any, of the executive’s accounts as of the date of termination that would have vested during such two-year period.

In addition, under certain circumstances, the agreements may provide for continued vesting of certain long-term incentive awards for two additional years.
Under the change in control agreements, each named executive officer also is entitled to $30,000 for outplacement services and reimbursement of up to $100,000 for the cost of certain legal fees incurred in connection with claims under the agreements. In the event that any of the payments or benefits provided for in the change in control agreement otherwise would constitute an “excess parachute payment” (as defined in Section 280G of the Internal Revenue Code), the amount of payments or benefits would be reduced to the maximum level that would not result in excise tax under Section 4999 of the Internal Revenue Code, if this reduction would cause the executive to receive a larger after-tax amount than if no reduction were made. In the event a named executive officer becomes entitled to payments and benefits under a change in control agreement, the executive would be subject to a one-year non-competition and non-solicitation provision from the date of termination, in addition to certain confidentiality and cooperation provisions.

Potential Payments Upon Termination of Employment or a Change in Control Table
The amounts listed in the following table have been estimated based on a variety of assumptions, and the actual amounts to be paid out can only be determined at the time of each named executive officer’s termination of employment. Amounts shown do not include compensation to which each named executive officer would be entitled without regard to termination of employment, including (a) base salary and short-term incentives that have been earned but not yet paid, and (b) amounts that have been earned, but not yet paid, under the terms of the plans listed under the “Pension Benefits” and “Nonqualified Deferred Compensation” tables.
With respect to a named executive officer who is covered by a change in control agreement, the amounts shown do not reflect any reduction in payments that might be made so that the excise tax under Section 4999 of the Internal Revenue Code would not apply.

Name and Triggering Event (a)	Cash Severance Payment (b)	Incremental Retirement Plan Benefit (c)	Welfare and Similar Benefits (d)	Stock Awards (e)	Option Awards	Total
Gregory L. Ebel
Change in Control	$—	$—	$—	$1,235,724	$—	$1,235,724
Voluntary termination or termination with cause	—	—	—	—	—	—
Involuntary termination without cause	—	—	—	4,172,462	1,597,530	5,769,992
Involuntary or good reason termination after a CIC	7,137,900	820,975	45,521	14,863,152	5,228,280	28,095,828
Death or Disability	—	—	—	10,023,251	5,228,280	15,251,531
J. Patrick Reddy
Change in Control	$—	$—	$—	$1,971,900	$—	$1,971,900
Termination with cause	—	—	—	—	—	—
Voluntary or involuntary termination without cause	—	—	—	1,182,937	382,128	1,565,065
Involuntary or good reason termination after a CIC	2,240,000	380,836	36,586	5,773,315	1,250,600	9,681,337
Death or Disability	—	—	—	3,778,391	1,250,600	5,028,991
Reginald D. Hedgebeth
Change in Control	$—	$—	$—	$1,463,588	$—	$1,463,588
Voluntary termination or termination with cause	—	—	—	—	—	—
Involuntary termination without cause	—	—	—	1,381,289	284,027	1,665,316
Involuntary or good reason termination after a CIC	1,940,720	308,289	45,521	4,926,815	929,543	8,150,888
Death or Disability	—	—	—	3,340,100	929,543	4,269,643
__________

(a)	Amounts in the table represent obligations of the Company under agreements currently in place, and valued as of December 31, 2016.

(b)
Amounts payable under the terms of the named executive officer’s change in control agreement, not including accrued salary and cash incentive payments earned but not paid through December 31, 2016 (these amounts are reflected in the Summary Compensation Table, however).

(c)
Pursuant to the named executive officers’ change in control agreements, this column represents the additional amounts that would be credited and vested in respect of the Spectra Energy Retirement Cash Balance Plan, Spectra Energy Executive Cash Balance Plan, Spectra Energy Retirement Savings Plan and the Spectra Energy Executive Savings Plan if the named executive officer continued to be employed by Spectra Energy for two additional years, at the rate of base salary plus target bonus percentage as in effect on December 31, 2016.

(d)	Amounts include the amount that would be paid to each named executive officer who has entered into a change in control agreement in lieu of providing continued welfare benefits for 24 months.

(e)	Amounts that would result from accelerated vesting of previously awarded stock and any associated dividend equivalent payments due upon vesting.
The amounts shown above with respect to Spectra Energy’s outstanding stock awards were calculated based on a variety of assumptions, including the following: (a) the named executive officer terminated employment on the last day of 2016; (b) a stock price for our common stock equal to $41.09, which was the closing price on the last trading day of 2016; (c) the continuation of our dividend at the rate in effect on December 31, 2016; and (d) at actual performance through December 31, 2016 for awards granted in 2015 and 2016.
Current Equity Compensation Plan Information
The following table summarizes information about Spectra Energy Partners’ equity compensation plan as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by unitholders	—	n/a	—
Equity compensation plans not approved by unitholders	—	n/a	754,676
Total	—	n/a	754,676
__________
(a)The long-term incentive plan currently permits the grant of awards covering an aggregate of 900,000 units.

DIRECTORS’ COMPENSATION
The following section provides information regarding payments to members of the board of directors of our general partner. Members of the board who are also employees of affiliates of our general partner do not receive additional compensation for serving on the board. The following is a description of the compensation program for non-employee directors of our general partner for 2016.
Director Compensation Program. Under the director compensation program approved by our general partner, each director receives an annual cash retainer of $70,000 and a grant of a number of common units equal to $80,000 divided by the closing price of our common units on the NYSE on the date of grant. Each Committee Chair also receives an annual cash retainer of $20,000.
Charitable Giving Program. Members of the board of our general partner are eligible to participate in the Spectra Energy Foundation Matching Gifts Program under which Spectra Energy will match contributions to qualifying institutions of up to $7,500 per director per calendar year. In 2016, the Spectra Energy Foundation made matching charitable contributions on behalf of Mr. Woodward of $5,000.
Expense Reimbursement. Non-employee directors are reimbursed for expenses reasonably incurred in connection with attendance and participation at Board and Committee meetings.
The following table describes the compensation earned during 2016 by each individual who served as an outside director during 2016.
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Nora Mead Brownell	70,000	80,040	—	150,040
Fred J. Fowler	70,000	80,040	—	150,040
J.D. Woodward, III	110,000	80,040	5,000	195,040
________

(1)	This column reflects the aggregate grant date fair value of the equity awarded computed in accordance with FASB ASC Topic 718.

(2)	The value of all perquisites and other personal benefits or property received by each director in 2016 was less than $1,000 and are not included in the above table.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
The following table sets forth the beneficial ownership of Spectra Energy Partners’ units as of January 31, 2017 and beneficial ownership of Spectra Energy's common stock as of January 31, 2017 held by:

•	all of the directors of the General Partner;

•	each named executive officer of the General Partner; and

•	all directors and officers of the General Partner as a group.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Spectra Energy Shares Beneficially Owned	Percentage of Common Units or Common Stock Beneficially Owned
Spectra Energy Corp (2)	236,792,888	—	75.1%
Spectra Energy Transmission, LLC	171,570,734	—	54.4%
Spectra Energy Southeast Supply Header	8,701,329	—	2.8%
Spectra Energy Partners (DE) GP, LP	56,520,825	—	17.9%
Dorothy M. Ables	4,353	184,835	*
Julie A. Dill	5,599	83,376	*
Gregory L. Ebel	22,295	606,295	*
J. Patrick Reddy	—	171,188	*
Fred J. Fowler	37,393	178,868	*
Reginald D. Hedgebeth	—	169,331	*
William T. Yardley	540	105,231	*
Nora Mead Brownell	25,276	—	*
J.D. Woodward, III	44,999	17,500	*
All directors and executive officers as a group (ten persons)	144,866	1,533,923	*
________

(*)	Less than 1% of units or common stock outstanding.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 5400 Westheimer Court, Houston, TX 77056.

(2)
Spectra Energy is the ultimate parent company of each of Spectra Energy Transmission, LLC, Spectra Energy Southeast Supply Header and Spectra Energy Partners (DE) GP, LP and may, therefore, be deemed to beneficially own the units held by each of these entities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Spectra Energy and its affiliates own 230,489,862 common units as of December 31, 2016, representing an aggregate 75% limited partner interest in Spectra Energy Partners. In addition, the General Partner owns a 2% general partner interest in Spectra Energy Partners and all of the incentive distribution rights.
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
Operational Stage

Distributions of Available Cash to the General Partner and its affiliates
Spectra Energy Partners generally makes cash distributions of 98% to its unitholders pro rata, including the General Partner and its affiliates, as the holders of an aggregate 230,489,862 common units, and 2% to the General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, the General Partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level. There will be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018 as a result of the sale of our interests in Sand Hills and Southern Hills to Spectra Energy.

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

Item 14. Principal Accounting Fees and Services.
The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) for us for 2016 and 2015:

Type of Fees	2016	2015
	(in millions)
Audit Fees (a)	$4	$4
Audit-Related Fees (b)	1	1
Total Fees	$5	$5
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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: February 24, 2017		/s/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer Spectra Energy Partners GP, LLC

Date: February 24, 2017		/s/ J. PATRICK REDDY
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
Date: February 24, 2017
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

3.1	Certificate of Limited Partnership of Spectra Energy Partners, LP (filed as Exhibit 3.1 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

*3.2	Third Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners (DE) GP, LP, dated as of January 4, 2017.

3.3	Certificate of Limited Partnership of Spectra Energy Partners (DE) GP, LP (filed as Exhibit 3.3 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

3.4	Certificate of Formation of Spectra Energy Partners GP, LLC (filed as Exhibit 3.5 to Spectra Energy Partner, LP’s Form S-1 on March 30, 2007, file no. 333-141687).

Exhibit No.	Exhibit Description
3.5	Second Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, as amended as of October 30, 2015.

3.6	Fifth Amended and Restated Limited Liability Company Agreement of Spectra Energy Partners GP, LLC, dated as of December 31, 2015.

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

4.6
Fifth Supplemental Indenture, dated as of October 17, 2016, between Spectra Energy Partners, LP, as Issuer and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.4 to Spectra Energy Partners, LP's Form 8-K dated October 17, 2016).

4.7	Form of 2.95% Senior Notes due 2016 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.8	Form of 4.60% Senior Notes due 2021 (Included in Exhibit 4.2 to Spectra Energy Partners, LP’s Form 8-K dated June 9, 2011).

4.9	Form of 2.950% Senior Notes due 2018 (filed in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.10	Form of 4.750% Senior Notes due 2024 (filed in Exhibit 4.4 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.11	Form of 5.950% Senior Notes due 2043 (filed in Exhibit 4.5 to Spectra Energy Partners, LP’s Form 8-K dated September 25, 2013).

4.12	Form of 3.50% Senior Notes due 2025 (included in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated March 12, 2015).

4.13	Form of 4.50% Senior Notes due 2045 (included in Exhibit 4.3 to Spectra Energy Partners, LP’s Form 8-K dated March 12, 2015).

4.14	Form of 3.375% Senior Notes due 2026 (included in Exhibit 4.4 to Spectra Energy Partners, LP's Form 8-K dated October 17, 2016).

4.15	Form of 4.50% Senior Notes due 2045 (filed in Exhibit 4.5 to Spectra Energy Partners, LP’s Form 8-K dated March 12, 2015).

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

+10.3	Long Term Incentive Plan of Spectra Energy Partners, LP (filed as Exhibit 10.3 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).

Exhibit No.	Exhibit Description

+10.4	Form of Phantom Unit Award Agreement under the Spectra Energy Partners, LP Long-Term Incentive Plan (filed as Exhibit 4.3 to Spectra Energy Partners, LP’s Form S-8 on July 2, 2007).

10.5	General Partnership Agreement of Market Hub Partners Holding (filed as Exhibit 10.4 to Spectra Energy Partners, LP’s Form 8-K dated July 9, 2007).
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

10.20
Amendment No. 2 to Amended and Restated Credit Agreement and Commitment Increase Agreement dated as of April 29, 2016 by and among Spectra Energy Partners, LP, as Borrower, Citibank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP ‘s Form 8-K on May 2, 2016).

10.21
Third Amendment to Second Amended and Restated Limited Liability Company Agreement of Gulfstream Natural Gas System, L.L.C. (filed as Exhibit No. 10.1 to Spectra Energy Partners, LP’s Form 10-Q on May 5, 2016).

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