Form 10-Q
period 2017-03-31
Spectra Energy Partners, LP
filed 2017-05-10
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 31, 2017, there were 309,242,850 common units and 6,311,079 general partner units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-unit amounts)

	Three Months Ended March 31,
	2017	2016
Operating Revenues
Transportation of natural gas	$538	$484
Transportation of crude oil	101	86
Storage of natural gas and other	61	54
Total operating revenues	700	624
Operating Expenses
Operating, maintenance and other	227	179
Depreciation and amortization	85	77
Property and other taxes	56	44
Total operating expenses	368	300
Operating Income	332	324
Other Income and Expenses
Earnings from equity investments	38	27
Other income and expenses, net	45	20
Total other income and expenses	83	47
Interest Expense	56	56
Earnings Before Income Taxes	359	315
Income Tax Expense	5	4
Net Income	354	311
Net Income—Noncontrolling Interests	37	13
Net Income—Controlling Interests	$317	$298
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$317	$298
Less: General partner’s interest in net income	89	69
Limited partners’ interest in net income	$228	$229
Weighted average limited partner units outstanding—basic and diluted	309	285
Net income per limited partner unit—basic and diluted	$0.74	$0.80
Distributions paid per limited partner unit	$0.68875	$0.63875

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net Income	$354	$311
Other comprehensive income:
Foreign currency translation adjustments	1	11
Total other comprehensive income	1	11
Total Comprehensive Income	355	322
Less: Comprehensive Income—Noncontrolling Interests	37	13
Comprehensive Income—Controlling Interests	$318	$309

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$282	$216
Receivables, net	339	380
Inventory	40	40
Fuel tracker	7	6
Other	17	18
Total current assets	685	660
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,200	1,127
Goodwill	3,234	3,234
Other	98	108
Total investments and other assets	4,532	4,469
Property, Plant and Equipment
Cost	20,735	19,958
Less accumulated depreciation and amortization	3,940	3,866
Net property, plant and equipment	16,795	16,092
Regulatory Assets and Deferred Debits	409	385
Total Assets	$22,421	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$486	$441
Commercial paper	1,051	574
Taxes accrued	59	76
Interest accrued	43	79
Current maturities of long-term debt	415	416
Other	145	193
Total current liabilities	2,199	1,779
Long-term Debt	6,212	6,223
Deferred Credits and Other Liabilities
Deferred income taxes	43	42
Regulatory and other	154	158
Total deferred credits and other liabilities	197	200
Commitments and Contingencies
Equity
Partners’ Capital
Common units (309.2 million and 308.4 million units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	11,703	11,650
General partner units (6.3 million units issued and outstanding at March 31, 2017 and December 31, 2016)	481	452
Accumulated other comprehensive loss	(44)	(45)
Total partners’ capital	12,140	12,057
Noncontrolling interests	1,673	1,347
Total equity	13,813	13,404
Total Liabilities and Equity	$22,421	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	79
Deferred income tax expense	1	1
Earnings from equity investments	(38)	(27)
Distributions from equity investments	27	26
Other	(65)	(93)
Net cash provided by operating activities	364	297
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(738)	(468)
Investments in and loans to unconsolidated affiliates	(70)	(27)
Purchase of intangible, net	—	(48)
Distributions from equity investments	11	39
Purchases of held-to-maturity securities	(4)	(11)
Proceeds from sales and maturities of held-to-maturity securities	3	3
Purchases of available-for-sale securities	(68)	(161)
Proceeds from sales and maturities of available-for-sale securities	76	163
Other changes in restricted funds	2	4
Other	—	(2)
Net cash used in investing activities	(788)	(508)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(10)	—
Net increase in commercial paper	477	330
Distributions to noncontrolling interests	(12)	(7)
Contributions from noncontrolling interests	290	95
Proceeds from the issuances of units	39	82
Distributions to partners	(294)	(243)
Net cash provided by financing activities	490	257
Net increase in cash and cash equivalents	66	46
Cash and cash equivalents at beginning of period	216	168
Cash and cash equivalents at end of period	$282	$214
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$261	$142

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$11,650	$452	$(45)	$1,347	$13,404
Net income	228	89	—	37	354
Other comprehensive income	—	—	1	—	1
Attributed deferred tax benefit	—	20	—	11	31
Issuances of units	38	1	—	—	39
Distributions to partners	(213)	(81)	—	—	(294)
Contributions from noncontrolling interests	—	—	—	290	290
Distributions to noncontrolling interests	—	—	—	(12)	(12)
March 31, 2017	$11,703	$481	$(44)	$1,673	$13,813
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	229	69	—	13	311
Other comprehensive income	—	—	11	—	11
Attributed deferred tax benefit	—	10	—	2	12
Issuances of units	80	2	—	—	82
Distributions to partners	(182)	(61)	—	—	(243)
Contributions from noncontrolling interests	—	—	—	95	95
Distributions to noncontrolling interests	—	—	—	(7)	(7)
March 31, 2016	$10,654	$356	$(39)	$636	$11,607

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
On February 27, 2017, Enbridge Inc. (Enbridge) and Spectra Energy Corp (Spectra Energy) completed a stock-for-stock merger transaction (the Merger) pursuant to which Spectra Energy merged with and into a direct, wholly owned subsidiary of Enbridge, with Spectra Energy continuing as the surviving corporation and a wholly owned subsidiary of Enbridge, and each outstanding share of common stock of Spectra Energy was automatically converted into, and became exchangeable for, 0.984 of Enbridge common share. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy. As of March 31, 2017, Enbridge and its subsidiaries collectively owned a 75% ownership interest in us (a 73% limited partner interest and a 2% general partner interest), together with 100% of our incentive distribution rights, and the remaining 25% limited partner interest was publicly owned.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K, for the year ended December 31, 2016, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods.
Enbridge and its affiliates are solely responsible for providing the employees and other personnel necessary to conduct our operations. Our costs of doing business have been reflected in our financial accounting records for the periods presented. These costs include direct charges and allocations from Enbridge and its affiliates for business services, such as payroll, accounts payable and facilities management; corporate services, such as finance and accounting, legal, human resources, investor relations, public and regulatory policy, and senior executives; and pension and other post-retirement benefit costs.
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
Business Segment Data

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended March 31, 2017
U.S. Transmission	$596	$77	$479
Liquids	104	8	66
Total reportable segments	700	85	545
Other	—	—	(46)
Depreciation and amortization	—		85
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$700	$85	$359
Three Months Ended March 31, 2016
U.S. Transmission	$538	$70	$411
Liquids	86	7	56
Total reportable segments	624	77	467
Other	—	—	(20)
Depreciation and amortization	—	—	77
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$624	$77	$315

3. Net Income Per Limited Partner Unit and Cash Distributions
The following table presents our net income per limited partner unit calculations:

	Three Months Ended March 31,
	2017	2016
	(in millions, except per unit amounts)
Net income—controlling interests	$317	$298
Less:
General partner’s interest in net income attributable to general partner units—2%	6	6
General partner’s interest in net income attributable to incentive distribution rights	83	63
Limited partners’ interest in net income attributable to common units	$228	$229
Weighted average limited partner units outstanding—basic and diluted	309	285
Net income per limited partner unit—basic and diluted	$0.74	$0.80
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
Incentive Distribution Rights. The general partner holds incentive distribution rights beyond the first target distribution in accordance with the partnership agreement as follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Per-Common Unit Amount	Common Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	above $0.30 up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.70125 per limited partner unit was declared on May 4, 2017 and is payable on May 26, 2017 to unitholders of record at the close of business on May 15, 2017.
There is a reduction in the aggregate quarterly distributions, if any, to Spectra Energy, (as indirect holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 through the quarter ending on September 30, 2018. The reduction of distributions is a result of the sale of our interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) to Spectra Energy in October 2015.

4. Variable Interest Entities
Sabal Trail. In April 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from us. See Note 5 for additional information related to this transaction. As of March 31, 2017, we owned a 50% interest in Sabal Trail, a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $0.7 billion.
The following summarizes assets and liabilities for Sabal Trail:

Condensed Consolidated Balance Sheets	March 31, 2017	December 31, 2016
	(in millions)
Assets
Current assets	$225	$165
Net property, plant and equipment	2,552	1,942
Regulatory assets and deferred debits	100	79
Total Assets	$2,877	$2,186
Liabilities and Equity
Current liabilities	$285	$239
Equity	2,592	1,947
Total Liabilities and Equity	$2,877	$2,186
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $435 million and $356 million as of March 31, 2017 and December 31, 2016, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of Nexus. See Note 11 for further discussion of the guarantee arrangement.
5. Intangible Asset
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
In April 2016, NextEra purchased an additional 9.5% interest in Sabal Trail, reducing our ownership interest in Sabal Trail to 50%. Upon purchase of the additional ownership interest, NextEra reimbursed us $8 million for NextEra’s proportional share of the first milestone payment, which reduced our total milestone payments to $40 million as of June 2016.
During the third quarter of 2016, the second milestone was achieved and paid, consisting of an additional payment of $40 million, for total milestone payments of $80 million as of March 31, 2017 . Both payments are classified as Cash Flows from Investing Activities — Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets — Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the second quarter of 2017.
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
AFS Securities. We had $2 million and $10 million of AFS securities classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. These investments include $2 million and $1 million of restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements, as of March 31, 2017 and December 31, 2016, respectively, as well as $9 million of restricted funds related to certain construction projects as of December 31, 2016.
At March 31, 2017, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at March 31, 2017 or December 31, 2016.
HTM Securities. All of our HTM securities are restricted funds. We had $4 million and $3 million of money market securities classified as Current Assets — Other on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. These securities are restricted pursuant to certain Express-Platte debt agreements.
At March 31, 2017, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2017 or December 31, 2016.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $3 million and $5 million classified as Investments and Other Assets — Other on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively. These restricted funds are related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.
7. Debt and Credit Facility
Available Credit Facility and Restricted Debt Covenants

	Expiration Date	Total Credit Facility Capacity	Commercial Paper Outstanding at March 31, 2017	Available Credit Facility Capacity
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$1,051	$1,449
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2017, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants, including the maintenance of a consolidated leverage ratio, as defined in the agreements. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2017, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of March 31, 2017, this ratio was 4.1 to 1.

8. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2017
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$199	$—	$199	$—
Canadian equity securities	Investments and other assets — other	2	2	—	—
Interest rate swaps	Investments and other assets — other	8	—	8	—
Total Assets		$209	$2	$207	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$145	$—	$145	$—
Corporate debt securities	Investments and other assets — other	9	—	9	—
Canadian equity securities	Investments and other assets — other	1	1	—	—
Interest rate swaps	Investments and other assets — other	9	—	9	—
Total Assets		$164	$1	$163	$—
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

	March 31, 2017		December 31, 2016
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,662	6,826	6,672	6,855
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.

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
During the three months ended March 31, 2017 and 2016, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
9. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the three months ended March 31, 2017.

At March 31, 2017, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	March 31, 2017			December 31, 2016
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$8	$—	$8	$9	$—	$9
10. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2017 or December 31, 2016 related to litigation.

11. Guarantees
We have various financial guarantees which are issued in the normal course of business. We enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on our Condensed Consolidated Balance Sheets. The possibility of having to perform under these guarantees is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of an equity method investee. These guarantees were issued to enable the equity method investee to enter into long-term transportation contracts with the third party. While the likelihood is remote, the maximum potential amount of future payments we could have been required to make as of March 31, 2017 was $61 million. These performance guarantees expire in 2032.
As of March 31, 2017, the amounts recorded for the guarantees described above are not material, both individually and in the aggregate.
12. Issuances of Common Units
During the three months ended March 31, 2017, we issued 0.8 million common units to the public under our at-the-market program, and approximately 17,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $39 million, including approximately $1 million of proceeds from our general partner.
13. New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control,” to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. We adopted this standard on January 1, 2017 with no material impact on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. We adopted this standard on January 1, 2017 with no material impact on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. We adopted this standard on January 1, 2017 with no material impact on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e. novation). We adopted this standard on January 1, 2017 with no material impact on our consolidated results of operations, financial position or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. We adopted this standard on January 1, 2017 with no material impact on our consolidated results of operations, financial position or cash flows.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales

of Nonfinancial Assets,” to clarify the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The ASU also clarifies the scope provisions of nonfinancial assets, how to allocate consideration to each distinct asset, and amends the guidance for derecognition of a distinct nonfinancial asset in partial sale transactions. This ASU is effective for us on January 1, 2018 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating this ASU and its potential impact on us.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill. Under the new guidance, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We early adopted this standard on January 1, 2017 with no material impact on our consolidated operations, financial position, or cash flows.

In January 2017, the FASB issues ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. We early adopted this standard on January 1, 2017 with no material impact on our consolidated operations, financial position, or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The amendment adds a new impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. This ASU is effective for us on January 1, 2020. We are currently evaluating this ASU and its potential impact on us.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on our consolidated statements of financial position and disclosing additional key information about lease agreements. This ASU is effective for us on January 1, 2019. We are currently evaluating this ASU and its potential impact on us.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to amend the classification and measurement of financial instruments. Changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for us on January 1, 2018. Early adoption is not permitted. We are currently evaluating this ASU and its potential impact on us.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” to significantly enhance consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. Since its release, the FASB has issued multiple amendments clarifying and/or amending ASU No. 2014-09. This ASU is effective for us on January 1, 2018 and allows for either full retrospective or modified retrospective adoption. We have substantially completed a review of contracts with customers in relation to the requirements of ASU No. 2014-09. While we have not identified any material difference in the amount or timing of revenue recognition for the categories we have reviewed to date, our evaluation is not complete and we have not concluded on the overall impacts of adopting this standard. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support the recognition and disclosure requirements under the new standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2017 and 2016, we reported net income from controlling interests of $317 million and $298 million, respectively.
The highlights for the three months ended March 31, 2017 included increased earnings driven by expansion, mainly on Algonquin Gas Transmission, LLC (Algonquin) and Texas Eastern Transmission, LP (Texas Eastern), higher transportation revenues due to higher volumes of heavy oil on the Express pipeline and expansion revenues from the Express Enhancement project placed into service in October 2016, partially offset by merger-related severance costs.
For the three months ended March 31, 2017 and 2016, distributable cash flow was $356 million and $371 million, respectively.
A cash distribution of $0.70125 per limited partner unit was declared on May 4, 2017 and is payable on May 26, 2017. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the three months ended March 31, 2017, we had $808 million of capital and investment expenditures. We currently project $2.6 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.3 billion. These projections exclude contributions from noncontrolling interests.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows, the issuances of debt and equity securities as well as return of capital from joint venture asset-level financings. As of March 31, 2017, we have access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

On February 27, 2017, Enbridge and Spectra Energy completed the Merger pursuant to which Spectra Energy merged with and into a direct, wholly owned subsidiary of Enbridge, with Spectra Energy continuing as the surviving corporation and a wholly owned subsidiary of Enbridge, and each outstanding share of common stock of Spectra Energy was automatically converted into, and became exchangeable for, 0.984 of Enbridge common share. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating revenues	$700	$624
Operating expenses	368	300
Operating income	332	324
Earnings from equity investments	38	27
Other income and expenses, net	45	20
Interest expense	56	56
Earnings before income taxes	359	315
Income tax expense	5	4
Net income	354	311
Net income—noncontrolling interests	37	13
Net income—controlling interests	$317	$298
Operating Revenues. The $76 million increase was driven mainly by:

•	revenues from expansion projects, primarily on Algonquin and Texas Eastern, and

•	higher transportation revenues due to higher volumes of heavy oil on the Express pipeline and the Express Enhancement expansion project placed into service in October 2016, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $68 million increase was driven mainly by:

•	merger-related severance costs and

•	higher costs related to expansion, partially offset by

•	lower electric power and other costs passed through to gas transmission customers.
Other Income and Expenses, Net. The $25 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) due to higher capital spending on expansion projects.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2017	2016
	(in millions)
U.S. Transmission	$479	$411
Liquids	66	56
Total reportable segment EBITDA	545	467
Other	(46)	(20)
Total reportable segment and other EBITDA	499	447
Depreciation and amortization	85	77
Interest expense	56	56
Interest income and other	1	1
Earnings before income taxes	$359	$315
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$596	$538	$58
Operating expenses
Operating, maintenance and other	200	172	28
Other income and expenses	83	45	38
EBITDA	$479	$411	$68

Operating Revenues. The $58 million increase was driven by:

•	a $62 million increase due to expansion, primarily on Algonquin and Texas Eastern, and

•	a $2 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $5 million decrease in recoveries of electric power and other costs passed through to gas transmission customers and

•	a $3 million decrease in natural gas transportation revenues mainly from firm transportation on Algonquin and Texas Eastern.
Operating Expenses. The $28 million increase was driven by:

•	$18 million of merger-related severance costs,

•	a $12 million increase in costs related to expansion and

•	a $2 million increase due to pipeline inspection and repair costs related to the 2016 Texas Eastern pipeline incident, partially offset by

•	a $5 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $38 million increase was mainly due to higher AFUDC resulting from higher capital spending on expansion projects.

Liquids

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$104	$86	$18
Operating expenses
Operating, maintenance and other	37	31	6
Other income and expenses	(1)	1	(2)
EBITDA	$66	$56	$10
Express pipeline revenue receipts, MBbl/d (a)	271	233	38
Platte PADD II deliveries, MBbl/d	146	124	22
_______
(a)    Thousand barrels per day.
Operating Revenues. The $18 million increase in operating revenues was driven by:

•	a $9 million increase in transportation revenues as a result of higher Express pipeline volumes of heavy oil and

•	a $7 million increase in transportation revenues due to the Express Enhancement expansion project placed into service in October 2016.
Operating Expenses. The $6 million increase in operating expenses was mainly driven by:

•	a $3 million increase in power costs primarily due to higher usage and

•	$2 million of merger-related severance costs.
Other

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
	(in millions)
Operating expenses	$46	$20	$26
EBITDA	$(46)	$(20)	$(26)
Operating Expenses. The $26 million increase primarily reflects merger-related severance costs.

Distributable Cash Flow
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures.
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$354	$311
Add:
Interest expense	56	56
Income tax expense	5	4
Depreciation and amortization	85	77
Foreign currency (gain) loss	—	(1)
Less:
Third party interest income	1	—
EBITDA	499	447
Add:
Earnings from equity investments	(38)	(27)
Distributions from equity investments	38	65
Other	1	2
Less:
Interest expense	56	56
Equity AFUDC	45	17
Net cash paid for income taxes	5	1
Distributions to noncontrolling interests	12	7
Maintenance capital expenditures	26	35
Distributable Cash Flow	$356	$371

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had negative working capital of $1,514 million. This balance includes commercial paper liabilities totaling $1,051 million and current maturities of long-term debt of $415 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,449 million at March 31, 2017. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity as well as return of capital from joint venture asset-level financings. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$364	$297
Investing activities	(788)	(508)
Financing activities	490	257
Net increase in cash and cash equivalents	66	46
Cash and cash equivalents at beginning of the period	216	168
Cash and cash equivalents at end of the period	$282	$214
Operating Cash Flows
Net cash provided by operating activities increased $67 million to $364 million in the three months ended March 31, 2017 compared to the same period in 2016, driven mainly by higher earnings and changes in working capital.
Investing Cash Flows
Net cash used in investing activities increased $280 million to $788 million in the three months ended March 31, 2017 compared to the same period in 2016. The change was mainly driven by increased capital and investment expenditures.
Capital and Investment Expenditures by Business Segment

	Three Months Ended March 31,
	2017	2016
	(in millions)
U.S. Transmission	$802	$479
Liquids	6	16
Total consolidated	$808	$495
Capital and investment expenditures for the three months ended March 31, 2017 consisted of $782 million for expansion projects and $26 million for maintenance and other projects.
We project 2017 capital and investment expenditures of approximately $2.6 billion, consisting of $2.3 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.

Financing Cash Flows and Liquidity
Net cash provided by financing activities increased $233 million to $490 million in the three months ended March 31, 2017 compared to the same period in 2016. The change was mainly driven by:

•	a $195 million increase in contributions from noncontrolling interests and
•a $147 million increase in issuances of commercial paper, partially offset by

•	a $51 million increase in distributions to partners and

•	a $43 million decrease in proceeds from issuances of units.
During the three months ended March 31, 2017, we issued 0.8 million common units to the public under our at-the-market program and approximately 17,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $39 million, including approximately $1 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2017, we have issued 1 million common units to the public under our at-the-market program and approximately 21,000 general partner units to our general partner in order for it to maintain a 2% general partner interest, for total net proceeds of approximately $48 million, including $1 million of proceeds from Spectra Energy.
Available Credit Facility and Restrictive Debt Covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.70125 per limited partner unit was declared on May 4, 2017, payable on May 26, 2017, representing the thirty-eighth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $321 million available as of March 31, 2017.

OTHER ISSUES
New Accounting Pronouncements. See Note 13 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2016. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings and environmental matters, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

Item 5.	Other Information.
On May 4, 2017, Stephen J. Neyland, 49, was appointed as the Vice President—Finance of Spectra Energy Partners GP, LLC, the general partner of Spectra Energy Partners (DE) GP, LP, which is the general partner of Spectra Energy Partners, LP (the Partnership).  Mr. Neyland also serves as Vice President—Finance of Enbridge Energy Partners, L.P.’s general partner and of Enbridge Energy Management, L.L.C. (collectively, the Enbridge Affiliates) since October 2010. Mr. Neyland previously served the Enbridge Affiliates as Controller from 2006 to 2010, Controller—Natural Gas from January 2005, Assistant Controller from May 2004 to January 2005 and in other managerial roles in finance and accounting from December 2001 to May 2004. Prior to joining Enbridge, Mr. Neyland was Controller of Koch Midstream Services from 1999 to 2001.  Mr. Neyland does not have an employment contract with the Partnership. The Partnership does not directly employ the officers of the General Partner and does not have control over their compensation.

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 10, 2017	By:	/S/ William T. Yardley
William T. Yardley President and Chairman of the Board

Date: May 10, 2017	By:	/S/ Stephen J. Neyland
Stephen J. Neyland Vice President—Finance