Form 10-Q
period 2017-06-30
Spectra Energy Partners, LP
filed 2017-08-03
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2017, there were 310,338,509 common units and 6,333,439 general partner units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per-unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues
Transportation of natural gas	$538	$475	$1,076	$959
Transportation of crude oil	100	87	201	173
Storage of natural gas and other	57	56	118	110
Total operating revenues	695	618	1,395	1,242
Operating Expenses
Operating, maintenance and other	209	190	436	369
Depreciation and amortization	87	77	172	154
Property and other taxes	56	46	112	90
Total operating expenses	352	313	720	613
Operating Income	343	305	675	629
Other Income and Expenses
Earnings from equity investments	40	30	78	57
Other income and expenses, net	49	31	94	51
Total other income and expenses	89	61	172	108
Interest Expense	60	56	116	112
Earnings Before Income Taxes	372	310	731	625
Income Tax Expense	5	5	10	9
Net Income	367	305	721	616
Net Income—Noncontrolling Interests	39	18	76	31
Net Income—Controlling Interests	$328	$287	$645	$585
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$328	$287	$645	$585
Less: General partner’s interest in net income	94	76	183	145
Limited partners’ interest in net income	$234	$211	$462	$440
Weighted average limited partner units outstanding—basic and diluted	310	298	310	292
Net income per limited partner unit—basic and diluted	$0.75	$0.71	$1.49	$1.51
Distributions paid per limited partner unit	$0.70125	$0.65125	$1.39000	$1.29000

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$367	$305	$721	$616
Foreign currency translation adjustments	6	1	7	12
Total Comprehensive Income	373	306	728	628
Less: Comprehensive Income—Noncontrolling Interests	39	18	76	31
Comprehensive Income—Controlling Interests	$334	$288	$652	$597

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; millions of dollars; number of shares in millions)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$153	$216
Receivables, net	334	380
Inventory	40	40
Fuel tracker	13	6
Other	19	18
Total current assets	559	660
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,290	1,127
Goodwill	3,236	3,234
Other assets, net	97	108
Total investments and other assets	4,623	4,469
Property, Plant and Equipment
Cost	21,229	19,958
Less accumulated depreciation and amortization	3,972	3,866
Property, plant and equipment, net	17,257	16,092
Regulatory and Other Assets	443	385
Total Assets	$22,882	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; millions of dollars; number of shares in millions)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$341	$441
Commercial paper	1,324	574
Taxes payable	96	76
Interest payable	79	79
Current portion of long-term debt	408	416
Other	144	193
Total current liabilities	2,392	1,779
Long-term Debt	6,214	6,223
Deferred Credits and Other Liabilities
Deferred income taxes	44	42
Regulatory and other liabilities	154	158
Total deferred credits and other liabilities	198	200
Commitments and Contingencies
Equity
Partners’ Capital
Common units (310.3 and 308.4 units issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	11,767	11,650
General partner units (6.3 units issued and outstanding at June 30, 2017 and December 31, 2016)	512	452
Accumulated other comprehensive loss	(38)	(45)
Total partners’ capital	12,241	12,057
Noncontrolling interests	1,837	1,347
Total equity	14,078	13,404
Total Liabilities and Equity	$22,882	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions of dollars)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$721	$616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	158
Deferred income tax expense	2	4
Earnings from equity investments	(78)	(57)
Distributions from equity investments	57	52
Other	(69)	(20)
Net cash provided by operating activities	808	753
INVESTING ACTIVITIES
Capital expenditures	(1,361)	(1,023)
Investments in and loans to unconsolidated affiliates	(158)	(112)
Purchase of intangible, net	—	(40)
Distributions from equity investments	21	45
Distribution to equity investment	—	(148)
Purchases of held-to-maturity securities	(10)	(22)
Proceeds from sales and maturities of held-to-maturity securities	10	22
Purchases of available-for-sale securities	(68)	(315)
Proceeds from sales and maturities of available-for-sale securities	76	316
Other changes in restricted funds	2	4
Other	3	(2)
Net cash used in investing activities	(1,485)	(1,275)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	400	—
Payments for the redemption of long-term debt	(416)	(267)
Net increase in commercial paper	750	217
Distributions to noncontrolling interests	(25)	(15)
Contributions from noncontrolling interests	416	278
Proceeds from the issuances of units	87	816
Distributions to partners	(597)	(504)
Other	(1)	—
Net cash provided by financing activities	614	525
Net increase (decrease) in cash and cash equivalents	(63)	3
Cash and cash equivalents at beginning of period	216	168
Cash and cash equivalents at end of period	$153	$171
Supplemental Information
Property, plant and equipment non-cash accruals	$171	$225

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; millions of dollars)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$11,650	$452	$(45)	$1,347	$13,404
Net income	462	183	—	76	721
Other comprehensive income	—	—	7	—	7
Attributed deferred tax benefit	—	42	—	23	65
Issuances of units	85	2	—	—	87
Distributions to partners	(430)	(167)	—	—	(597)
Contributions from noncontrolling interests	—	—	—	416	416
Distributions to noncontrolling interests	—	—	—	(25)	(25)
June 30, 2017	$11,767	$512	$(38)	$1,837	$14,078
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	440	145	—	31	616
Other comprehensive income	—	—	12	—	12
Attributed deferred tax benefit	—	20	—	4	24
Issuances of units	800	16	—	—	816
Distributions to partners	(377)	(127)	—	—	(504)
Contributions from noncontrolling interests	—	—	—	278	278
Distributions to noncontrolling interests	—	—	—	(15)	(15)
June 30, 2016	$11,390	$390	$(38)	$831	$12,573

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
We manage our business in two reportable segments: U.S. Transmission and Liquids. The U.S. Transmission segment provides interstate transmission, storage and gathering of natural gas. The Liquids segment provides transportation of crude oil.
On February 27, 2017, Enbridge Inc. (Enbridge) and Spectra Energy Corp (Spectra Energy) completed a merger transaction (the Merger) resulting in Spectra Energy being a wholly owned subsidiary of Enbridge. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy. As of June 30, 2017, Enbridge and its subsidiaries collectively owned a 75% ownership interest in us (a 73% limited partner interest and a 2% general partner interest), together with 100% of our incentive distribution rights, and the remaining 25% limited partner interest was publicly owned.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all the information and notes required by U.S. GAAP for annual consolidated financial statements and should therefore be read in conjunction with our annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These condensed consolidated financial statements follow the same significant accounting policies as those included in our annual consolidated financial statements for the year ended December 31, 2016, except for the adoption of new standards. See Note 14 for additional information on the adoption of new standards.
Our operations and earnings for interim periods can be affected by seasonal fluctuations in the supply of and demand for natural gas, and may not be indicative of annual results.

2. Segment Information
We manage our business in two reportable segments: U.S. Transmission and Liquids. The remainder of our business operations is presented as “Other,” and consists of certain corporate costs.

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended June 30, 2017
U.S. Transmission	$592	$79	$480
Liquids	103	8	64
Total reportable segments	695	87	544
Other	—	—	(25)
Depreciation and amortization	—	—	87
Interest expense	—	—	60
Total consolidated	$695	$87	$372
Three Months Ended June 30, 2016
U.S. Transmission	$529	$69	$406
Liquids	89	8	58
Total reportable segments	618	77	464
Other	—	—	(22)
Depreciation and amortization	—	—	77
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$618	$77	$310
Six Months Ended June 30, 2017
U.S. Transmission	$1,188	$156	$959
Liquids	207	16	130
Total reportable segments	1,395	172	1,089
Other	—	—	(71)
Depreciation and amortization	—		172
Interest expense	—	—	116
Interest income and other	—	—	1
Total consolidated	$1,395	$172	$731
Six Months Ended June 30, 2016
U.S. Transmission	$1,067	$139	$817
Liquids	175	15	114
Total reportable segments	1,242	154	931
Other	—	—	(42)
Depreciation and amortization	—	—	154
Interest expense	—	—	112
Interest income and other	—	—	2
Total consolidated	$1,242	$154	$625

3. Net Income Per Limited Partner Unit and Cash Distributions
We determined basic and diluted net income per limited partner unit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Net income—controlling interests	$328	$287	$645	$585
Less: Net income attributable to:
General partner’s interest in general partner units—2%	7	6	13	12
General partner’s interest in incentive distribution rights	87	70	170	133
Limited partners’ interest in net income attributable to common units	$234	$211	$462	$440
Weighted average limited partner units outstanding—basic and diluted	310	298	310	292
Net income per limited partner unit—basic and diluted	$0.75	$0.71	$1.49	$1.51
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
Incentive Distribution Rights. The general partner holds incentive distribution rights beyond the first target distribution in accordance with the partnership agreement as follows:

		Marginal Percentage Interest in Distributions
Distribution Targets	Portion of Quarterly Distribution Per Common Unit	Common Unitholders	General Partner
Minimum Quarterly Distribution	$0.30	98%	2%
First Target Distribution	above $0.30 up to $0.345	98%	2%
Second Target Distribution	above $0.345 up to $0.375	85%	15%
Third Target Distribution	above $0.375 up to $0.45	75%	25%
Thereafter	above $0.45	50%	50%
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.71375 per limited partner unit was declared on August 2, 2017 and is payable on August 29, 2017 to unitholders of record at the close of business on August 15, 2017.
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

4. Variable Interest Entities
Sabal Trail. In April 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from us. See Note 5 for additional information related to this transaction. As of June 30, 2017, we owned a 50% interest in Sabal Trail, a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $0.4 billion.
The following summarizes assets and liabilities for Sabal Trail:

Condensed Consolidated Balance Sheets	June 30, 2017	December 31, 2016
	(in millions)
Assets
Current assets	$95	$165
Net property, plant and equipment	2,844	1,942
Regulatory assets and deferred debits	126	79
Total Assets	$3,065	$2,186
Liabilities and Equity
Current liabilities	$140	$239
Equity	2,925	1,947
Total Liabilities and Equity	$3,065	$2,186
See Note 15 for a subsequent event related to Sabal Trail.
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $510 million and $356 million as of June 30, 2017 and December 31, 2016, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of Nexus. See Note 12 for further discussion of the guarantee arrangement.
PennEast Pipeline. In June 2017, we purchased an additional 10% in PennEast Pipeline (PennEast) from PSEG Power Gas Holdings, LLC, increasing our ownership interest in PennEast to 20%. PennEast is a joint venture that is constructing a natural gas pipeline originating in northeastern Pennsylvania, and ending near Pennington, Mercer County, New Jersey. PennEast is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of PennEast that most significantly impact its economic performance is shared. We account for PennEast under the equity method. Our maximum exposure to loss is $273 million. We have an investment in PennEast of $43 million and $11 million as of June 30, 2017 and December 31, 2016, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
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

During the third quarter of 2016, the second milestone was achieved and paid, consisting of an additional payment of $40 million, for total milestone payments of $80 million as of June 30, 2017. Both payments are classified as Investing Activities — Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets — Other Assets, Net on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the third quarter of 2017.
6. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2017 and no impairments were identified.
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
7. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and other money market securities in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and National Energy Board (NEB) regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $2 million and $10 million of AFS securities classified as Investments and Other Assets — Other Assets, Net on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. These investments include $2 million and $1 million of restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements, as of June 30, 2017 and December 31, 2016, respectively, as well as $9 million of restricted funds related to certain construction projects as of December 31, 2016.
At June 30, 2017, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at June 30, 2017 or December 31, 2016.
HTM Securities. All of our HTM securities are restricted funds. We had $3 million of money market securities classified as Current Assets — Other on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. These securities are restricted pursuant to certain Express-Platte pipeline system (Express-Platte) debt agreements.
At June 30, 2017, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2017 or December 31, 2016.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $3 million and $5 million classified as Investments and Other Assets — Other Assets, Net on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively. These restricted funds are related to certain construction projects.

Changes in restricted balances are presented within Investing Activities on our Condensed Consolidated Statements of Cash Flows.
8. Debt
Credit Facility

	Maturity Date	Total Facility	Commercial Paper Outstanding at June 30, 2017	Available
		(in millions)
Spectra Energy Partners, LP	2021	$2,500	$1,324	$1,176
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of June 30, 2017, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. We were in compliance with these covenants as of June 30, 2017. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On June 7, 2017, we issued $400 million variable-rate senior unsecured note due in 2020. Net proceeds from the offering were used to fully repay and terminate the variable-rate senior unsecured term loan due in November 2018.
9. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2017
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$59	$—	$59	$—
Canadian equity securities	Investments and other assets — other assets, net	2	2	—	—
Interest rate swaps	Investments and other assets — other assets, net	8	—	8	—
Total Assets		$69	$2	$67	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$145	$—	$145	$—
Corporate debt securities	Investments and other assets — other assets, net	9	—	9	—
Canadian equity securities	Investments and other assets — other assets, net	1	1	—	—
Interest rate swaps	Investments and other assets — other assets, net	9	—	9	—
Total Assets		$164	$1	$163	$—
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

	June 30, 2017		December 31, 2016
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,656	6,980	6,672	6,855
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.
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
During the six months ended June 30, 2017 and 2016, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
10. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of Express-Platte. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures. For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. There were no significant amounts of gains or losses recognized in net income during the six months ended June 30, 2017.

At June 30, 2017, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2017			December 31, 2016
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$8	$—	$8	$9	$—	$9
11. Commitments and Contingencies
Environmental
We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, relating to the protection of the environment. These laws and regulations can change from time to time, imposing new obligations on us.

Environmental risk is inherent to liquid hydrocarbon and natural gas pipeline operations, and we and our affiliates are, at times, subject to environmental remediation at various contaminated sites. We manage this environmental risk through appropriate environmental policies and practices to minimize any impact our operations may have on the environment. To the extent that we are unable to recover payment for environmental liabilities from insurance or other potentially responsible parties, we will be responsible for payment of liabilities arising from environmental incidents associated with the operating activities of our liquids and natural gas businesses.

Litigation
We are subject to various legal and regulatory actions and proceedings which arise in the normal course of business, including interventions in regulatory proceedings and challenges to regulatory approvals and permits by special interest groups. While the final outcome of such actions and proceedings cannot be predicted with certainty, management believes that the resolution of such actions and proceedings will not have a material impact on our interim consolidated financial position or results of operations.

12. Guarantees
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
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of an equity method investee. These guarantees were issued to enable the equity method investee to enter into long-term transportation contracts with the third party. While the likelihood is remote, the maximum potential amount of future payments we could have been required to make as of June 30, 2017 was $73 million. These performance guarantees expire in 2032.
As of June 30, 2017, the amounts recorded for the guarantees described above are not material, both individually and in the aggregate.
13. Issuances of Common Units
During the six months ended June 30, 2017, we issued 1.9 million common units to the public under our at-the-market program, and approximately 40,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $87 million, including approximately $2 million of proceeds from our general partner.

14. New Accounting Pronouncements
ADOPTION OF NEW STANDARDS

Simplifying the Measurement of Goodwill Impairment
Effective January 1, 2017, we early adopted Accounting Standards Update (ASU) 2017-04 and applied the standard on a prospective basis. Under the new guidance, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value; this amount should not exceed the carrying amount of goodwill. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

Clarifying the Definition of a Business in an Acquisition
Effective January 1, 2017, we early adopted ASU 2017-01 on a prospective basis. The new standard was issued with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

Accounting for Intra-Entity Asset Transfers
Effective January 1, 2017, we early adopted ASU 2016-16 on a modified retrospective basis. The new standard was issued with the intent of improving the accounting for the income tax consequences of intra-entity asset transfers other than inventory. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

Simplifying the Embedded Derivatives Analysis for Debt Instruments
Effective January 1, 2017, we adopted ASU 2016-06 on a modified retrospective basis. The new guidance simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

FUTURE ACCOUNTING POLICY CHANGES

Clarifying Guidance on Derecognition and Partial Sales of Nonfinancial Assets
ASU 2017-05 was issued in February 2017 with the intent of clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The ASU clarifies the scope provisions of nonfinancial assets and how to allocate consideration to each distinct asset, and amends the guidance for derecognition of a distinct nonfinancial asset in partial sale transactions. We are currently assessing the impact of the new standard on the consolidated financial statements. The accounting update is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a retrospective or modified retrospective basis.

Accounting for Credit Losses
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The amendment adds a new impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the Financial Accounting Standards Board believes will result in more timely recognition of such losses. We are currently assessing the impact of the new standard on its consolidated financial statements. The accounting update is effective for annual and interim periods beginning on or after December 15, 2019 and is to be applied using a modified retrospective approach.

Recognition of Leases
ASU 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations. It requires lessees of operating lease arrangements to recognize lease assets and lease liabilities on the statement of financial position and disclose additional key information about lease agreements. The accounting update also replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. We are currently assessing the impact of the new standard on its consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2018 and is to be applied using a modified retrospective approach.

Revenue from Contracts with Customers
ASU 2014-09 was issued in 2014 with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. The standard is effective January 1, 2018. The new revenue standard permits either a full retrospective method of adoption with restatement of all prior periods presented, or a modified retrospective method with the cumulative effect of applying the new standard recognized as an adjustment to opening retained earnings in the period of adoption. We have tentatively decided to adopt the new revenue standard using the modified retrospective method.

We have reviewed a sample of our revenue contracts in order to evaluate the effect of the new standard on our revenue recognition practices. Based on our initial assessment, estimates of variable consideration which will be required under the new standard for certain Liquids Pipelines, and U.S. Transmission revenue contracts as well as the allocation of the transaction price for certain Liquids Pipelines revenue contracts, may result in changes to the pattern or timing of revenue recognition for those contracts. While we have not yet completed the assessment, we do not expect these changes will have a material impact on revenue or earnings (loss). We are currently developing processes to generate the disclosures required under the new standard.

15. Subsequent Events

On July 3, 2017, Sabal Trail was placed into service. During July, we determined that we are no longer the primary beneficiary because the power to direct the activities of Sabal Trail is now shared. We have deconsolidated Sabal Trail and will begin accounting for Sabal Trail under the equity method. See Note 4 for a summary of assets and liabilities included in our Condensed Consolidated Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended June 30, 2017 and 2016, we reported net income from controlling interests of $328 million and $287 million, respectively. For the six months ended June 30, 2017 and 2016, we reported net income from controlling interests of $645 million and $585 million, respectively.
The highlights for the six months ended June 30, 2017 included increased earnings driven by natural gas pipeline expansions and higher average tariff rates on Express pipeline, partially offset by merger-related severance costs.
For the three months ended June 30, 2017 and 2016, distributable cash flow was $341 million and $275 million, respectively. For the six months ended June 30, 2017 and 2016, distributable cash flow was $697 million and $646 million, respectively.
A cash distribution of $0.71375 per limited partner unit was declared on August 2, 2017 and is payable on August 29, 2017. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in distributable cash flow.
For the six months ended June 30, 2017, we had $1,519 million of capital and investment expenditures. We currently project $2.6 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.3 billion. These projections exclude contributions from noncontrolling interests.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows, the issuances of debt and equity securities as well as return of capital from joint venture asset-level financings. As of June 30, 2017, we have access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

On February 27, 2017, Enbridge and Spectra Energy completed a merger transaction resulting in Spectra Energy being a wholly owned subsidiary of Enbridge. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$695	$618	$1,395	$1,242
Operating expenses	352	313	720	613
Operating income	343	305	675	629
Earnings from equity investments	40	30	78	57
Other income and expenses, net	49	31	94	51
Interest expense	60	56	116	112
Earnings before income taxes	372	310	731	625
Income tax expense	5	5	10	9
Net income	367	305	721	616
Net income—noncontrolling interests	39	18	76	31
Net income—controlling interests	$328	$287	$645	$585
Three Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $77 million increase was driven mainly by:

•	revenues from natural gas pipeline expansions and

•	higher transportation revenues on the Express pipeline due to an expansion and higher average tariff rates, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $39 million increase was driven mainly by:

•	merger-related severance costs and

•	higher costs related to expansion, maintenance, and retirement of capital assets, partially offset by

•	lower electric power and other costs passed through to gas transmission customers.
Earnings from equity investments. The $10 million increase was mainly attributable to higher equity earnings on Nexus.
Other Income and Expenses, Net. The $18 million increase was mainly attributable to higher allowance for funds used during construction (AFUDC) due to higher capital spending on expansion projects.
Six Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $153 million increase was driven mainly by:

•	revenues from expansion projects and

•	higher transportation revenues on the Express pipeline due to an expansion and higher average tariff rates, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $107 million increase was driven mainly by:

•	merger-related severance costs and

•	higher costs related to expansion, maintenance, and retirement of capital assets, partially offset by

•	lower electric power and other costs passed through to gas transmission customers.

Earnings from equity investments. The $21 million increase was mainly attributable to higher equity earnings on Nexus.
Other Income and Expenses, Net. The $43 million increase was mainly attributable to higher AFUDC and higher equity earnings resulting from higher capital spending on expansion projects.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
U.S. Transmission	$480	$406	$959	$817
Liquids	64	58	130	114
Total reportable segment EBITDA	544	464	1,089	931
Other	(25)	(22)	(71)	(42)
Total reportable segment and other EBITDA	519	442	1,018	889
Depreciation and amortization	87	77	172	154
Interest expense	60	56	116	112
Interest income and other	—	1	1	2
Earnings before income taxes	$372	$310	$731	$625
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$592	$529	$63	$1,188	$1,067	$121
Operating expenses
Operating, maintenance and other	201	183	18	401	355	46
Other income and expenses	89	60	29	172	105	67
EBITDA	$480	$406	$74	$959	$817	$142

Three Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $63 million increase was driven by:

•	a $74 million increase due to expansion, primarily on Algonquin Gas Transmission, LLC (Algonquin), Sabal Trail and Texas Eastern Transmission LP (Texas Eastern), partially offset by

•	a $6 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.

Operating Expenses. The $18 million increase was driven by:

•	an $11 million increase due to pipeline inspection and other compliance costs,

•	a $9 million increase in costs related to expansion and

•	a $6 million increase primarily due to merger-related severance costs, partially offset by

•	a $6 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $29 million increase was mainly due to higher AFUDC and higher equity earnings resulting from higher capital spending on expansion projects.
Six Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $121 million increase was driven by:

•	a $136 million increase due to expansion, primarily on Algonquin, Texas Eastern, and Sabal Trail, partially offset by

•	an $11 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $46 million increase was driven by:

•	a $24 million increase primarily due to merger-related severance costs,

•	a $21 million increase in costs related to expansion and

•	a $13 million increase due to pipeline inspection and other compliance costs, partially offset by

•	an $11 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $67 million increase was mainly due to higher AFUDC and higher equity earnings resulting from higher capital spending on expansion projects.
Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$103	$89	$14	$207	$175	$32
Operating expenses
Operating, maintenance and other	39	31	8	76	62	14
Other income and expenses	—	—	—	(1)	1	(2)
EBITDA	$64	$58	$6	$130	$114	$16
Express pipeline revenue receipts, MBbl/d (a)	254	233	21	263	233	30
Platte PADD II deliveries, MBbl/d	136	143	(7)	140	132	8
_______
(a)    Thousand barrels per day.
Three Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $14 million increase in operating revenues was mainly driven by:

•	an increase in transportation revenues due to the Express Enhancement expansion project placed into service in October 2016 and higher average tariff rates on Express pipeline.
Operating Expenses. The $8 million increase in operating expenses was mainly driven by:

•	an increase in power costs due to higher usage, higher property taxes, higher maintenance costs and additional cost related to the retirement of capital assets.

Six Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $32 million increase in operating revenues was driven by:

•
an increase in transportation revenues due to the Express enhancement expansion project placed into service in October 2016, higher average tariff rates on Express pipeline and higher Express volumes, partially offset by lower Platte tariff rates.

Operating Expenses. The $14 million increase in operating expenses was mainly driven by:

•	an increase in power costs due to higher usage, higher property taxes, additional costs related to the retirement of assets and merger-related severance costs.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating expenses	$25	$22	$3	$71	$42	$29
EBITDA	$(25)	$(22)	$(3)	$(71)	$(42)	$(29)
Three Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Expenses. The $3 million increase primarily reflects merger-related severance costs, partially offset by lower allocated governance costs.
Six Months Ended June 30, 2017 Compared to Same Period in 2016
Operating Expenses. The $29 million increase primarily reflects merger-related severance costs, partially offset by lower allocated governance costs.

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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$367	$305	$721	$616
Add:
Interest expense	60	56	116	112
Income tax expense	5	5	10	9
Depreciation and amortization	87	77	172	154
Foreign currency (gain) loss	—	1	—	—
Less:
Third party interest income	—	2	1	2
EBITDA	519	442	1,018	889
Add:
Earnings from equity investments	(40)	(30)	(78)	(57)
Distributions from equity investments	40	32	78	97
Other	(1)	1	—	3
Less:
Interest expense	60	56	116	112
Equity AFUDC	48	29	93	46
Net cash paid for income taxes	3	4	8	5
Distributions to noncontrolling interests	13	8	25	15
Maintenance capital expenditures	53	73	79	108
Distributable Cash Flow	$341	$275	$697	$646

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
We performed either a quantitative assessment or a qualitative assessment for each of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2017 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2017 were substantially in excess of their respective carrying values.
No triggering events have occurred with our reporting units since the April 1, 2017 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had negative working capital of $1,833 million. This balance includes commercial paper liabilities totaling $1,324 million and current maturities of long-term debt of $408 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $1,176 million at June 30, 2017. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity as well as return of capital from joint venture asset-level financings. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$808	$753
Investing activities	(1,485)	(1,275)
Financing activities	614	525
Net increase (decrease) in cash and cash equivalents	(63)	3
Cash and cash equivalents at beginning of the period	216	168
Cash and cash equivalents at end of the period	$153	$171
Operating Cash Flows
Net cash provided by operating activities increased $55 million to $808 million in the six months ended June 30, 2017 compared to the same period in 2016, driven mainly by higher earnings, partially offset by changes in working capital.

Investing Cash Flows
Net cash used in investing activities increased $210 million to $1,485 million in the six months ended June 30, 2017 compared to the same period in 2016. The change was mainly driven by:

•	a $384 million increase in capital and investment expenditures, partially offset by

•	a $148 million distribution of debt proceeds back to Gulfstream Natural Gas System, LLC for payment of its matured debt in 2016.
Capital and Investment Expenditures by Business Segment

	Six Months Ended June 30,
	2017	2016
	(in millions)
U.S. Transmission	$1,508	$1,098
Liquids	11	37
Total consolidated	$1,519	$1,135
Capital and investment expenditures for the six months ended June 30, 2017 consisted of $1,440 million for expansion projects and $79 million for maintenance and other projects.
We project 2017 capital and investment expenditures of approximately $2.6 billion, consisting of $2.3 billion of expansion capital expenditures and $0.3 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash provided by financing activities increased $89 million to $614 million in the six months ended June 30, 2017 compared to the same period in 2016. The change was mainly driven by:

•	a $533 million increase in issuances of commercial paper,

•	$400 million of proceeds from the issuance of long-term debt in 2017 and

•	a $138 million increase in contributions from noncontrolling interests, partially offset by

•	a $729 million decrease in proceeds from issuances of units,

•	a $149 million increase in payments for the redemption of long-term debt and

•	a $93 million increase in distributions to partners.
During the six months ended June 30, 2017, we issued 1.9 million common units to the public under our at-the-market program and approximately 40,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $87 million, including approximately $2 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital.
Available Credit Facility and Restrictive Debt Covenants. The terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of June 30, 2017, this ratio was 4.1 to 1. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.71375 per limited partner unit was declared on August 2, 2017, payable on August 29, 2017, representing the thirty-ninth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities and another registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $273 million available as of June 30, 2017.

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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Principle Executive Officer and Principle Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Principle Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017, and, based upon this evaluation, the Principle Executive Officer and Principle Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Principle Executive Officer and Principle Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Except for the matters described below, we have no material pending legal proceedings that are required to be disclosed hereunder. For more information regarding other legal proceedings, including regulatory and environmental matters, see Note 11 of Notes to Condensed Consolidated Financial Statement, which information is incorporated by reference into this Part II.
Paul Morris v. Spectra Energy Partners (DE) GP, LP, Spectra Energy Corp, Defendants, and Spectra Energy Partners, LP,  Nominal Defendant

A putative class action lawsuit asserting direct and derivative claims was filed in the Delaware Court of Chancery in March of 2016 by Paul Morris (“Plaintiff”), a unitholder of Spectra Energy Partners, LP (“SEP”) (the “Lawsuit”). The claims in the Lawsuit relate to a transaction in October 2015 whereby interests in the Sand Hills and Southern Hills pipelines (the “Assets”) were sold by SEP to SE Corp and, subsequent to that transaction, Spectra Energy Corp (“SE Corp”) contributed the Assets to DCP Midstream, a joint venture in which SE Corp owns a 50% interest (the "Transaction"). The Lawsuit alleges that the consideration paid to SEP by SE Corp in exchange for the Assets was approximately $525 million less than the purported value of such Assets. The Lawsuit asserted direct and derivative claims of breach of contract and breach of the implied duty of good faith and fair dealing against Spectra Energy Partners (DE) GP, LP (“SEP GP”) and direct and derivative claims of tortious interference with the SEP Limited Partnership Agreement against SE Corp. SEP is also named as a “nominal” defendant in the derivative claims.

On January 13, 2017, Plaintiff withdrew all of his direct claims. On June 27, 2017, the Court issued a Memorandum and Opinion dismissing the derivative claims of tortious interference against SE Corp and the breach of the implied duty of good faith and fair dealing against SEP GP, leaving only the derivative claim for breach of the Limited Partnership Agreement against SEP GP pending. The relief sought in the complaint includes rescission of the Transaction, damages, interest and attorneys’ fees.

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

(a) Exhibits
Exhibit Number

4.1
Sixth Supplemental Indenture, dated as of June 7, 2017, between Spectra Energy Partners, LP, as Issuer, and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.3 to Spectra Energy Partners, LP's Form 8-K dated June 7, 2017).

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: August 2, 2017	By:	/S/ William T. Yardley
William T. Yardley President and Chairman of the Board

Date: August 2, 2017	By:	/S/ Stephen J. Neyland
Stephen J. Neyland Vice President—Finance