Form 10-Q
period 2017-09-30
Spectra Energy Partners, LP
filed 2017-11-02
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At September 30, 2017, there were 310,983,868 common units and 6,345,881 general partner units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2017

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per-unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues
Transportation of natural gas	$541	$482	$1,617	$1,441
Transportation of crude oil	94	89	295	262
Storage of natural gas and other	58	57	176	167
Total operating revenues	693	628	2,088	1,870
Operating Expenses
Operating, maintenance and other	197	225	633	594
Depreciation and amortization	86	78	258	232
Property and other taxes	36	45	148	135
Total operating expenses	319	348	1,039	961
Operating Income	374	280	1,049	909
Other Income and Expenses
Earnings from equity investments	161	35	239	92
Other income and expenses, net	15	38	109	89
Total other income and expenses	176	73	348	181
Interest Expense	75	53	191	165
Earnings Before Income Taxes	475	300	1,206	925
Income Tax Expense	4	4	14	13
Net Income	471	296	1,192	912
Net Income—Noncontrolling Interests	11	21	87	52
Net Income—Controlling Interests	$460	$275	$1,105	$860
Calculation of Limited Partners’ Interest in Net Income:
Net income—Controlling Interests	$460	$275	$1,105	$860
Less: General partner’s interest in net income	101	81	284	226
Limited partners’ interest in net income	$359	$194	$821	$634
Weighted average limited partner units outstanding—basic and diluted	311	304	310	296
Net income per limited partner unit—basic and diluted	$1.15	$0.64	$2.65	$2.14
Distributions paid per limited partner unit	$0.71375	$0.66375	$2.10375	$1.95375

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$471	$296	1,192	$912
Foreign currency translation adjustments	8	(4)	15	8
Change in unrealized loss on cash flow hedges	(3)	—	(3)	—
Total Comprehensive Income	476	292	1,204	920
Less: Comprehensive Income—Noncontrolling Interests	11	21	87	52
Comprehensive Income—Controlling Interests	$465	$271	$1,117	$868

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$107	$216
Receivables, net	310	380
Inventory	40	40
Fuel tracker	23	6
Other	24	18
Total current assets	504	660
Investments and Other Assets
Investments in and loans to unconsolidated affiliates	3,207	1,127
Goodwill	2,957	3,234
Other assets, net	134	108
Total investments and other assets	6,298	4,469
Property, Plant and Equipment
Cost	18,633	19,958
Less accumulated depreciation and amortization	4,037	3,866
Property, plant and equipment, net	14,596	16,092
Regulatory and Other Assets	321	385
Total Assets	$21,719	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions; number of units in millions)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$188	$441
Commercial paper	2,033	574
Taxes payable	76	76
Interest payable	38	79
Current portion of long-term debt	506	416
Other	151	193
Total current liabilities	2,992	1,779
Long-term Debt	5,714	6,223
Deferred Credits and Other Liabilities
Deferred income taxes	45	42
Regulatory and other liabilities	158	158
Total deferred credits and other liabilities	203	200
Commitments and Contingencies
Equity
Partners’ Capital
Common units (311.0 and 308.4 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	11,933	11,650
General partner units (6.3 units issued and outstanding at September 30, 2017 and December 31, 2016)	537	452
Accumulated other comprehensive loss	(33)	(45)
Total partners’ capital	12,437	12,057
Noncontrolling interests	373	1,347
Total equity	12,810	13,404
Total Liabilities and Equity	$21,719	$21,606

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,192	$912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	237
Deferred income tax expense	2	4
Earnings from equity investments	(239)	(92)
Distributions from equity investments	105	87
Other	(174)	(78)
Net cash provided by operating activities	1,141	1,070
INVESTING ACTIVITIES
Capital expenditures	(1,592)	(1,546)
Investments in and loans to unconsolidated affiliates	(218)	(181)
Purchase of intangible, net	(40)	(80)
Distributions from equity investments	27	45
Distribution to equity investment	—	(148)
Purchases of held-to-maturity securities	(15)	(31)
Proceeds from sales and maturities of held-to-maturity securities	13	26
Purchases of available-for-sale securities	(69)	(550)
Proceeds from sales and maturities of available-for-sale securities	76	546
Other changes in restricted funds	3	7
Net cash outflow from deconsolidation of subsidiary	(67)	—
Other	3	(2)
Net cash used in investing activities	(1,879)	(1,914)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	400	—
Payments for the redemption of long-term debt	(816)	(267)
Net increase in commercial paper	1,459	701
Distributions to noncontrolling interests	(37)	(22)
Contributions from noncontrolling interests	416	437
Proceeds from the issuances of units	115	972
Distributions to partners	(907)	(777)
Other	(1)	(3)
Net cash provided by financing activities	629	1,041
Net increase (decrease) in cash and cash equivalents	(109)	197
Cash and cash equivalents at beginning of period	216	168
Cash and cash equivalents at end of period	$107	$365
Supplemental Information
Property, plant and equipment non-cash accruals	$84	$219

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2016	$11,650	$452	$(45)	$1,347	$13,404
Net income	821	284	—	87	1,192
Other comprehensive income	—	—	12	—	12
Attributed deferred tax benefit	—	55	—	—	55
Issuances of units	113	2	—	—	115
Distributions to partners	(651)	(256)	—	—	(907)
Contributions from noncontrolling interests	—	—	—	416	416
Distributions to noncontrolling interests	—	—	—	(37)	(37)
Sabal Trail deconsolidation	—	—	—	(1,440)	(1,440)
September 30, 2017	$11,933	$537	$(33)	$373	$12,810
December 31, 2015	$10,527	$336	$(50)	$533	$11,346
Net income	634	226	—	52	912
Other comprehensive income	—	—	8	—	8
Attributed deferred tax benefit	—	42	—	14	56
Issuances of units	952	20	—	—	972
Distributions to partners	(577)	(200)	—	—	(777)
Contributions from noncontrolling interests	—	—	—	437	437
Distributions to noncontrolling interests	—	—	—	(22)	(22)
September 30, 2016	$11,536	$424	$(42)	$1,014	$12,932

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
On February 27, 2017, Enbridge Inc. (Enbridge) and Spectra Energy Corp (Spectra Energy) completed a merger transaction (the Merger) resulting in Spectra Energy being a wholly owned subsidiary of Enbridge. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy. As of September 30, 2017, Enbridge and its subsidiaries collectively owned a 75% ownership interest in us (a 73% limited partner interest and a 2% general partner interest), together with 100% of our incentive distribution rights, and the remaining 25% limited partner interest was publicly owned.
Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements and should therefore be read in conjunction with our annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These condensed consolidated financial statements follow the same significant accounting policies as those included in our annual consolidated financial statements for the year ended December 31, 2016, except for the adoption of new standards. See Note 14 for additional information on the adoption of new standards.

2. Segment Information
We manage our business in two reportable segments: U.S. Transmission and Liquids. The remainder of our business operations is presented as “Other,” and consists of certain corporate costs.

Condensed Consolidated Statements of Operations	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended September 30, 2017
U.S. Transmission	$595	$78	$589
Liquids	98	8	67
Total reportable segments	693	86	656
Other	—	—	(21)
Depreciation and amortization	—	—	86
Interest expense	—	—	75
Interest income and other	—	—	1
Total consolidated	$693	$86	$475
Three Months Ended September 30, 2016
U.S. Transmission	$535	$71	$392
Liquids	93	7	60
Total reportable segments	628	78	452
Other	—	—	(21)
Depreciation and amortization	—	—	78
Interest expense	—	—	53
Interest income and other	—	—	—
Total consolidated	$628	$78	$300
Nine Months Ended September 30, 2017
U.S. Transmission	$1,783	$234	$1,548
Liquids	305	24	197
Total reportable segments	2,088	258	1,745
Other	—	—	(92)
Depreciation and amortization	—	—	258
Interest expense	—	—	191
Interest income and other	—	—	2
Total consolidated	$2,088	$258	$1,206
Nine Months Ended September 30, 2016
U.S. Transmission	$1,602	$210	$1,209
Liquids	268	22	174
Total reportable segments	1,870	232	1,383
Other	—	—	(63)
Depreciation and amortization	—	—	232
Interest expense	—	—	165
Interest income and other	—	—	2
Total consolidated	$1,870	$232	$925

3. Net Income Per Limited Partner Unit and Cash Distributions
We determined basic and diluted net income per limited partner unit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per unit amounts)
Net income—controlling interests	$460	$275	$1,105	$860
Less: Net income attributable to:
General partner’s interest in general partner units—2%	10	5	23	17
General partner’s interest in incentive distribution rights	91	76	261	209
Limited partners’ interest in net income attributable to common units	$359	$194	$821	$634
Weighted average limited partner units outstanding—basic and diluted	311	304	310	296
Net income per limited partner unit—basic and diluted	$1.15	$0.64	$2.65	$2.14
Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date.
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
To the extent these incentive distributions are made to the general partner, there will be more Available Cash proportionately allocated to our general partner than to holders of common units. A cash distribution of $0.72625 per limited partner unit was declared on November 1, 2017 and is payable on November 29, 2017 to unitholders of record at the close of business on November 13, 2017.
In October 2015, Spectra Energy acquired our 33.3% ownership interest in Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). In consideration for this transaction, we retired 21,560,000 of our common units and 440,000 of our general partner units held by Spectra Energy, resulting in a reduction of any associated distributions payable to Spectra Energy. In addition, and as a component of the transaction, Spectra Energy waived its right to receive aggregate quarterly distributions on its incentive distribution rights, if any, by $4 million per quarter for a period of 12 consecutive quarters ending on September 30, 2018.

4. Variable Interest Entities
Sabal Trail. We own a 50% interest in Sabal Trail Transmission, LLC (Sabal Trail), a joint venture that operates a pipeline originating in Alabama that transports natural gas to Florida (the Sabal Trail pipeline). Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities.
On July 3, 2017, the Sabal Trail pipeline was placed into service. In accordance with the Sabal Trail LLC Agreement, upon the commencement of commercial service of the Sabal Trail pipeline, the power to direct Sabal Trail’s activities became shared with its members. Consequently, we are no longer the primary beneficiary and as a result deconsolidated the assets, liabilities and noncontrolling interest related to Sabal Trail at the in-service date.
At deconsolidation, our interest in Sabal Trail was recorded at its fair value of $1.9 billion. We recognized a gain of $106 million related to the remeasurement of the retained equity interest to its fair value. The gain was recorded in Earnings from Equity Investments on the Condensed Consolidated Statements of Operations. The fair value was determined using the income approach which is based on the present value of future cash flows. The inputs used in the development of the fair value, representative of a Level 3 fair value measurement, include, but are not limited to, the amount and timing of projected future cash flows and a 9% discount rate used to measure the risks inherent in the future cash flows.
Subsequent to deconsolidation, we determined that we continue to have the ability to exercise significant influence over Sabal Trail and accounted for it under the equity method. Our maximum exposure to loss is $2.0 billion. We have an investment in Sabal Trail of $1.9 billion as of September 30, 2017, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a greenfield natural gas pipeline from Ohio to Michigan and leasing capacity on third party pipelines in order to provide transportation of Appalachian Basin natural gas to markets in Ohio, Michigan, and the Dawn Hub in Ontario, Canada through the Vector Pipeline. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $533 million and $356 million as of September 30, 2017 and December 31, 2016, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of Nexus. See Note 12 for further discussion of the guarantee arrangement.
PennEast Pipeline. In June 2017, we purchased an additional 10% interest in PennEast Pipeline (PennEast) from PSEG Power Gas Holdings, LLC, increasing our ownership interest in PennEast to 20%. PennEast is a joint venture that is proposing to construct a natural gas pipeline originating in northeastern Pennsylvania, and ending near Pennington, Mercer County, New Jersey. PennEast is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of PennEast that most significantly impact its economic performance is shared. We account for PennEast under the equity method. Our maximum exposure to loss is $274 million. We have an investment in PennEast of $47 million and $11 million as of September 30, 2017 and December 31, 2016, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
5. Intangible Asset
During the first quarter of 2016 we entered into a project coordination agreement (PCA) with NextEra, Duke Energy Corporation and Williams Partners L.P. In accordance with the agreement, payments were made based on our proportional ownership interest in the Sabal Trail project as certain milestones of the project were met.
As of September 30, 2017, all milestones were achieved and paid, totaling $120 million. As of September 30, 2016, two milestones had been achieved and payments totaling $80 million were made. Payments are classified as Investing Activities — Purchase of Intangible, Net on our Condensed Consolidated Statements of Cash Flows. This PCA is an intangible asset and is classified as Investments and Other Assets — Other Assets, Net on our Condensed Consolidated Balance Sheets.
The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of the Sabal Trail pipeline, which occurred July 3, 2017. Total amortization expense for intangible assets was approximately $1 million for the period ended September 30, 2017. The amortization expense for each of the next five years is estimated to be approximately $5 million.

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
7. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and other money market securities in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and National Energy Board (NEB) regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within Investing Activities - Proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $3 million and $10 million of AFS securities classified as Investments and Other Assets — Other Assets, Net on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. These investments include $3 million and $1 million of restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements, as of September 30, 2017 and December 31, 2016, respectively, as well as $9 million of restricted funds related to certain construction projects as of December 31, 2016.
At September 30, 2017, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at September 30, 2017 or December 31, 2016.
HTM Securities. All of our HTM securities are restricted funds. We had $4 million and $3 million of money market securities classified as Current Assets — Other on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. These securities are restricted pursuant to certain Express-Platte pipeline system (Express-Platte) debt agreements.
At September 30, 2017, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2017 or December 31, 2016.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $2 million and $5 million classified as Investments and Other Assets — Other Assets, Net on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively. These restricted funds are related to certain construction projects.
Changes in restricted balances are presented within Investing Activities on our Condensed Consolidated Statements of Cash Flows.

8. Debt
Credit Facility

	Maturity Date	Total Facility	Commercial Paper Outstanding at September 30, 2017	Available
		(in millions)
Spectra Energy Partners, LP	2021-2022	$2,500	$2,033	$467
On September 1, 2017, we amended our credit agreement. We extended the expiration date of the commitment of $2.3 billion to August 2022. The remaining $0.2 billion of commitments will expire in April 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of September 30, 2017, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our credit agreements contain various covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. We were in compliance with these covenants as of September 30, 2017. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of our other significant indebtedness or other significant indebtedness of some of our subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On June 7, 2017, we issued $400 million of variable-rate senior unsecured note due in 2020. Net proceeds from the offering were used to fully repay and terminate the variable-rate senior unsecured term loan due in November 2018.
9. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2017
		Total	Level 1	Level 2	Level 3
		(in millions)
Canadian equity securities	Investments and other assets — other assets, net	$3	$3	$—	$—
Interest rate swaps	Investments and other assets — other assets, net	6	—	6	—
Total Assets		$9	$3	$6	$—

Interest rate swaps	Current liabilities — other	$6	$—	$6	$—
Total Liabilities		$6	$—	$6	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$145	$—	$145	$—
Corporate debt securities	Investments and other assets — other assets, net	9	—	9	—
Canadian equity securities	Investments and other assets — other assets, net	1	1	—	—
Interest rate swaps	Investments and other assets — other assets, net	9	—	9	—
Total Assets		$164	$1	$163	$—
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

	September 30, 2017		December 31, 2016
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,256	6,635	6,672	6,855
________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, unamortized items and fair value hedge carrying value adjustments.
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
During the nine months ended September 30, 2017 and 2016, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
10. Risk Management and Hedging Activities
Changes in interest rates expose us to risk as a result of our issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from the Canadian portion of the Express-Platte pipeline. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate exposures.

At September 30, 2017, we had “pay floating - receive fixed”  interest rate swaps outstanding with a total notional amount of $0.9 billion to hedge against changes in the fair value of our fixed-rate that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term debt securities from fixed-rate to variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt. Our "pay floating - received fixed" interest rate derivative instruments are designated and qualify as fair value hedges.  The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2017, the amounts recognized were immaterial.

Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements.

During the third quarter 2017, we implemented a program to significantly mitigate our exposure to long-term interest rate variability on select forecast term debt issuances by executing $1.1 billion of “pay fixed - receive floating” 10 year interest rate swaps with an average swap rate of 2.4%. The forward starting swaps are designated and qualify as cash flow hedges with the $3 million unrealized loss on the derivative recognized in change in unrealized loss on cash flow hedges on our Condensed Consolidated Statements of Comprehensive Income.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	September 30, 2017			December 31, 2016
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$6	$—	$6	$9	$—	$9
Liabilities	$6	$—	$6	$—	$—	$—
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
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of an equity method investee. These guarantees were issued to enable the equity method investee to enter into long-term transportation contracts with the third party. While the likelihood is remote, the maximum potential amount of future payments we could have been required to make as of September 30, 2017 was $84 million. These performance guarantees expire in 2032.
As of September 30, 2017, the amounts recorded for the guarantees described above are not material, either individually or in the aggregate.

13. Issuances of Common Units
During the nine months ended September 30, 2017, we issued 2.6 million common units to the public under our at-the-market program, and approximately 52,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $115 million, including approximately $2 million of proceeds from our general partner.
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

Improvements to Employee Share-Based Payment Accounting
Effective January 1, 2017, we adopted ASU 2016-09 and applied certain amendments on a modified retrospective basis with the remaining amendments applied on a prospective basis. The new standard was issued with the intent of simplifying and improving several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

Simplifying the Embedded Derivatives Analysis for Debt Instruments
Effective January 1, 2017, we adopted ASU 2016-06 on a modified retrospective basis. The new guidance simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. The adoption of the pronouncement did not have a material impact on our consolidated financial statements.

FUTURE ACCOUNTING POLICY CHANGES

Improvements to Accounting for Hedging Activities
ASU 2017-12 was issued in August 2017 with the main objective of better aligning a company’s risk management activities and the resulting hedge accounting reflected in the financial statements. The amendments allow cash flow hedging of contractually specified components in financial and non-financial items and make fair value hedges of interest rate risks more effective in certain circumstances. Under the new guidance, hedge ineffectiveness is no longer required to be measured and hedging instruments’ fair value changes will be recorded in the same income statement line as the hedged item. The ASU also allows the initial quantitative hedge effectiveness assessment to be performed at any time before the end of the quarter in which the hedge is designated. After initial quantitative testing is performed, an ongoing qualitative effectiveness assessment is permitted. The Company is currently assessing the impact of the new standard on the consolidated financial statements. The accounting update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is to be applied on a modified retrospective basis.

Clarifying Guidance on the Application of Modification Accounting on Stock Compensation
ASU 2017-09 was issued in May 2017 with the intent to clarify the scope of modification accounting and when it should be applied to a change to the terms or conditions of a share based payment award. Under the new guidance, modification accounting is required for all changes to share based payment awards, unless all of the following conditions are met: 1) there is no change to the fair value of the award, 2) the vesting conditions have not changed, and 3) the classification of the award as an equity instrument or a debt instrument has not changed. The accounting update is effective for annual periods beginning after December 15, 2017 and is to be applied on a prospective basis. The adoption of ASU 2017-09 is not expected to have a material impact on our consolidated financial statements.

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

Improving the Presentation of Net Periodic Benefit Cost related to Defined Benefit Plans
ASU 2017-07 was issued in March 2017 primarily to improve the income statement presentation of the components of net periodic pension cost and net periodic postretirement benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. In addition, only the service-cost component of net benefit cost is eligible for capitalization. The accounting update is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a retrospective basis for the statement of earnings presentation component and a prospective basis for the capitalization component. The Company is currently assessing the impact of the new standard on the consolidated financial statements.

Accounting for Credit Losses
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The amendment adds a new impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the Financial Accounting Standards Board believes will result in more timely recognition of such losses. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for annual and interim periods beginning on or after December 15, 2019.

Recognition of Leases
ASU 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations. It requires lessees of operating lease arrangements to recognize lease assets and lease liabilities on the statement of financial position and disclose additional key information about lease agreements. The accounting update also replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. We are currently assessing the impact of the new standard on our consolidated financial statements. The accounting update is effective for fiscal years beginning after December 15, 2018 and is to be applied using a modified retrospective approach.

Revenue from Contracts with Customers
ASU 2014-09 was issued in 2014 with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. The standard is effective January 1, 2018. The new revenue standard permits either a full retrospective method of adoption with restatement of all prior periods presented, or a modified retrospective method with the cumulative effect of applying the new standard recognized as an adjustment to opening retained earnings in the period of adoption. We have decided to adopt the new revenue standard using the modified retrospective method.

We have reviewed a sample of our revenue contracts in order to evaluate the effect of the new standard on our revenue recognition practices. Based on our initial assessment, estimates of variable consideration which will be required under the new standard for certain revenue contracts, may result in changes to the pattern or timing of revenue recognition for those contracts. While we have not yet completed the assessment, we do not expect these changes will have a material impact on revenue or earnings (loss).We have also developed and tested processes to generate the disclosures required under the new standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended September 30, 2017 and 2016, we reported net income from controlling interests of $460 million and $275 million, respectively. For the nine months ended September 30, 2017 and 2016, we reported net income from controlling interests of $1,105 million and $860 million, respectively.
The highlights for the nine months ended September 30, 2017 included increased earnings driven by natural gas pipeline expansions, the gain as a result of the deconsolidation and remeasurement of Sabal Trail, and higher tariff rates on the Express pipeline, partially offset by merger-related severance costs.
For the three months ended September 30, 2017 and 2016, Distributable Cash Flow was $363 million and $270 million, respectively. For the nine months ended September 30, 2017 and 2016, Distributable Cash Flow was $1,060 million and $916 million, respectively.
A cash distribution of $0.72625 per limited partner unit was declared on November 1, 2017 and is payable on November 29, 2017. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2017. Our Board of Directors evaluates each distribution decision within the confines of the Partnership agreement and based on an assessment of growth in Distributable Cash Flow.
For the nine months ended September 30, 2017, we had $1,810 million of capital and investment expenditures. We currently project $2.2 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.0 billion. These projections exclude contributions from noncontrolling interests.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows, the issuances of debt and equity securities as well as return of capital from joint venture asset-level financings. As of September 30, 2017, we had access to a $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.

On February 27, 2017, Enbridge and Spectra Energy completed a merger transaction resulting in Spectra Energy being a wholly owned subsidiary of Enbridge. As a result of the Merger, we became an indirect subsidiary of Enbridge through Enbridge’s ownership of Spectra Energy.
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues	$693	$628	$2,088	$1,870
Operating expenses	319	348	1,039	961
Operating income	374	280	1,049	909
Earnings from equity investments	161	35	239	92
Other income and expenses, net	15	38	109	89
Interest expense	75	53	191	165
Earnings before income taxes	475	300	1,206	925
Income tax expense	4	4	14	13
Net income	471	296	1,192	912
Net income—noncontrolling interests	11	21	87	52
Net income—controlling interests	$460	$275	$1,105	$860

Three Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $65 million increase was driven mainly by:

•	revenues from natural gas pipeline expansions and

•	higher transportation revenues on the Express pipeline due to expansion and higher tariff rates.
Operating Expenses. The $29 million decrease was driven mainly by:

•	lower pipeline inspection and other compliance costs related to the 2016 Texas Eastern pipeline incident and

•	lower property tax accruals, partially offset by

•	an increase in costs related to natural gas pipeline expansions.
Earnings from equity investments. The $126 million increase was mainly attributable to a gain as a result of the deconsolidation and re-measurement of Sabal Trail.
Other Income and Expenses, Net. The $23 million decrease was mainly attributable to lower allowance for funds used during construction (AFUDC) due to lower capital spending on expansion projects.
Interest Expense. The $22 million increase was mainly attributable to lower capitalized interest due to Sabal Trail being placed into service and higher average long term debt balances.
Nine Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $218 million increase was driven mainly by:

•	revenues from natural gas pipeline expansions and

•	higher transportation revenues on the Express pipeline due to expansion and higher tariff rates, partially offset by

•	lower recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $78 million increase was driven mainly by:

•	merger-related severance costs and

•	higher costs related to expansion and maintenance, partially offset by

•	lower property tax accruals and

•	lower electric power and other costs passed through to gas transmission customers.
Earnings from equity investments. The $147 million increase was mainly attributable to a gain as a result of the deconsolidation and re-measurement of Sabal Trail.
Other Income and Expenses, Net. The $20 million increase was mainly attributable to higher AFUDC and higher equity earnings resulting from higher capital spending on expansion projects.
Interest Expense. The $26 million increase was mainly attributable to Sabal Trail being placed into service and higher average long term debt balances.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
U.S. Transmission	$589	$392	$1,548	$1,209
Liquids	67	60	197	174
Total reportable segment EBITDA	656	452	1,745	1,383
Other	(21)	(21)	(92)	(63)
Depreciation and amortization	86	78	258	232
Interest expense	75	53	191	165
Interest income and other	1	—	2	2
Earnings before income taxes	$475	$300	$1,206	$925
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$595	$535	$60	$1,783	$1,602	$181
Operating expenses
Operating, maintenance and other	181	217	(36)	582	572	10
Other income and expenses	175	74	101	347	179	168
EBITDA	$589	$392	$197	$1,548	$1,209	$339

Three Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $60 million increase was driven by a $67 million increase due to expansion, primarily on the Algonquin pipeline and Texas Eastern pipeline.
Operating Expenses. The $36 million decrease was driven by:

•	a $19 million decrease primarily due to pipeline inspection costs related to the 2016 Texas Eastern pipeline incident,

•	a $14 million decrease in property tax accruals,

•	a $9 million decrease in operating costs, partially offset by

•	an $8 million increase in costs related to expansion and

•	a $2 million increase primarily due to merger-related severance costs.
Other Income and Expenses. The $101 million increase was mainly due to a gain as a result of the deconsolidation and remeasurement of Sabal Trail.
Nine Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $181 million increase was driven by:

•	a $203 million increase due to expansion, primarily on the Algonquin pipeline and Texas Eastern pipeline, partially offset by

•	a $13 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.

Operating Expenses. The $10 million increase was driven by:

•	a $29 million increase in costs related to expansion and

•	a $26 million increase primarily due to merger-related severance costs, partially offset by

•	a $14 million decrease in property tax accruals,

•	a $13 million decrease in electric power and other costs passed through to gas transmission customers,

•	a $12 million decrease due to pipeline inspection costs related to the 2016 Texas Eastern pipeline incident and

•	a $4 million decrease in operating costs.
Other Income and Expenses. The $168 million increase was mainly due to a gain as a result of the deconsolidation and re-measurement of Sabal Trail, higher equity earnings and higher AFUDC resulting from higher capital spending on expansion projects.
Liquids

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating revenues	$98	$93	$5	$305	$268	$37
Operating expenses
Operating, maintenance and other	28	32	(4)	104	94	10
Other income and expenses	(3)	(1)	(2)	(4)	—	(4)
EBITDA	$67	$60	$7	$197	$174	$23
Express pipeline revenue receipts, MBbl/d (a)	255	235	20	260	234	26
Platte PADD II deliveries, MBbl/d	119	131	(12)	133	131	2
_______
(a)    Thousand barrels per day.
Three Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $5 million increase in operating revenues was mainly driven by an increase in transportation revenues mainly due to the Express Enhancement expansion project placed into service in October 2016.
Operating Expenses. The $4 million decrease in operating expenses was mainly driven by lower property taxes, power, and maintenance costs.
Nine Months Ended September 30, 2017 Compared to Same Period in 2016
Operating Revenues. The $37 million increase in operating revenues was driven by:

•	an increase of $21 million in transportation revenues due to the Express Enhancement expansion project placed into service in October 2016,

•	higher average tariff rates of $12 million on the Express pipeline and

•	higher Express pipeline volumes of $10 million, partially offset by

•	lower Platte pipeline volumes and

•	lower average tariff rates on the Platte pipeline.
Operating Expenses. The $10 million increase in operating expenses was mainly driven by an increase in power, maintenance, and merger-related severance costs.
Other Income and Expenses. The $4 million decrease in other income and expenses was mainly driven by costs related to the retirement of assets.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
	(in millions)
Operating expenses	$21	$21	$—	$92	$63	$29
EBITDA	$(21)	$(21)	$—	$(92)	$(63)	$(29)
Nine Months Ended September 30, 2017 Compared to Same Period in 2016
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

Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$471	$296	$1,192	$912
Add:
Interest expense	75	53	191	165
Income tax expense	4	4	14	13
Depreciation and amortization	86	78	258	232
Foreign currency (gain) loss	(1)	—	(1)	—
Less:
Third party interest income	—	—	1	2
EBITDA	635	431	1,653	1,320
Add:
Earnings from equity investments	(161)	(35)	(239)	(92)
Distributions from equity investments	54	35	132	132
Other	9	9	9	12
Less:
Interest expense	75	53	191	165
Equity AFUDC	14	38	107	84
Net cash paid for income taxes	4	2	12	7
Distributions to noncontrolling interests	12	7	37	22
Maintenance capital expenditures	69	70	148	178
Distributable Cash Flow	$363	$270	$1,060	$916

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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had negative working capital of $2,488 million. This balance includes commercial paper liabilities totaling $2,033 million and current maturities of long-term debt of $506 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $467 million at September 30, 2017. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. We expect to be self-funding and plan to continue to pursue expansion opportunities over the next several years. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity, including the use of its ATM program as well as return of capital from joint venture asset-level financings. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity below for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$1,141	$1,070
Investing activities	(1,879)	(1,914)
Financing activities	629	1,041
Net increase (decrease) in cash and cash equivalents	(109)	197
Cash and cash equivalents at beginning of the period	216	168
Cash and cash equivalents at end of the period	$107	$365
Operating Cash Flows
Net cash provided by operating activities increased $71 million to $1,141 million in the nine months ended September 30, 2017 compared to the same period in 2016, driven mainly by higher earnings, partially offset by changes in working capital.

Investing Cash Flows
Net cash used in investing activities decreased $35 million to $1,879 million in the nine months ended September 30, 2017 compared to the same period in 2016. The change was mainly driven by:

•	a decrease of $40 million in payments related to the purchase of intangibles and

•	a $148 million distribution of debt proceeds back to Gulfstream Natural Gas System, LLC for payment of its matured debt in 2016, partially offset by

•	a net cash outflow of $67 million resulting from the deconsolidation of Sabal Trail

•	an increase of $46 million in capital expenditures and

•	an increase of $37 million in investments in unconsolidated affiliates, mainly due to Sabal Trail.
Capital and Investment Expenditures by Business Segment

	Nine Months Ended September 30,
	2017	2016
	(in millions)
U.S. Transmission	$1,794	$1,673
Liquids	16	54
Total consolidated	$1,810	$1,727
Capital and investment expenditures for the nine months ended September 30, 2017 consisted of $1,662 million for expansion projects and $148 million for maintenance and other projects.
We project 2017 capital and investment expenditures of approximately $2.2 billion, consisting of $2.0 billion of expansion capital expenditures and $0.2 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash provided by financing activities decreased $412 million to $629 million in the nine months ended September 30, 2017 compared to the same period in 2016. The change was mainly driven by:

•	an $857 million decrease in proceeds from issuances of units

•	a $549 million increase in payments for the redemption of long-term debt and

•	a $130 million increase in distributions to partners, partially offset by

•	a $758 million increase in issuances of commercial paper, and

•	a $400 million increase in proceeds from issuance of long-term debt.
During the nine months ended September 30, 2017, we issued 2.6 million common units to the public under our at-the-market program and approximately 52,000 general partner units to our general partner in order for it to maintain a 2% general partner interest. Total net proceeds were $115 million, including approximately $2 million of proceeds from Spectra Energy. The net proceeds were used for general partnership purposes, which may have included debt repayment, capital expenditures and/or additions to working capital. In 2017, we have issued 3.2 million common units to the public under our at-the-market program and approximately 65,000 general partner units to our general partner, for total net proceeds of approximately $141 million, including approximately $3 million of proceeds from Spectra Energy.
Available Credit Facility and Restrictive Debt Covenants. The terms of our credit agreements require us to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of September 30, 2017, this ratio was 4.1 to 1. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.72625 per limited partner unit was declared on November 1, 2017, payable on November 29, 2017, representing the fortieth consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities. We have another effective registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $245 million available as of September 30, 2017.

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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of the management of Spectra Energy Partners (DE) GP, LP (our General Partner), including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, and, based upon this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Principal Executive Officer and Principal Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Sierra Club v. Federal Energy Regulatory Commission, Respondent, and Sabal Trail Transmission, LLC et al., Intervenor-Respondents (D.C. Cir.)

Sierra Club and two other non-governmental organizations filed a Petition for Review of Sabal Trail’s FERC certificate on September 20, 2016 in the D.C. Circuit Court of Appeals. On August 22, 2017, the D.C. Circuit issued an opinion denying one of the petitions, and granting the other petition in part, vacating the certificates, and remanding the case to FERC. The specific issue the court remanded to FERC directs FERC to supplement the Environmental Impact Statement (“EIS”) for the project to estimate, or explain why it can’t estimate, the quantity of green-house gases to be released into the environment by the gas-fired generation plants in Florida that will consume the gas transported by Sabal Trail. The court withheld issuance of the mandate requiring vacatur of the certificate until seven days after the disposition of any timely petition for rehearing. On October 6, 2017, Sabal Trail and FERC each filed timely petitions for rehearing. On September 27, 2017, FERC issued its draft supplemental environmental impact statement (“SEIS”) in response to the D.C. Circuit decision. FERC established November 20, 2017 as the date by when public comment on the draft SEIS must be filed.

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
Reference is hereby made to that certain Registration Statement on Form S-3 (No. 333-207862) (the “Registration Statement”), the prospectus included therein (the “Base Prospectus”) and the prospectus supplement related thereto filed on December 8, 2015 pursuant to Rule 424(b)(2) promulgated under the Securities Act of 1933 (the “Prospectus Supplement”). As of November 3, 2017, the legal conclusions contained under the heading “Material United States Federal Income Tax Consequences” in the Registration Statement, the Base Prospectus and the Prospectus Supplement are, subject to the exceptions, limitations and qualifications set forth thereunder, hereby adopted as the legal conclusions of Vinson & Elkins L.L.P., and the disclosure under such heading in the Registration Statement, the Base Prospectus and the Prospectus Supplement is hereby revised to the effect thereof. In addition, filed herewith as Exhibit 8.1 is an opinion of Vinson & Elkins L.L.P. as to tax matters related to the common units registered under such Registration Statement.

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

(a) Exhibits
Exhibit Number

*8.1	Opinion of Vinson & Elkins L.L.P. as to certain tax matters

10.1
Amendment No. 4 to Amended and Restated Credit Agreement and Extension Agreement as of September 1, 2017 by and among Spectra Energy Partners, LP, as Borrower, Citibank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to Spectra Energy Partners, LP's Form 8-K dated September 7, 2017).

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

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: November 2, 2017	By:	/S/ William T. Yardley
William T. Yardley President and Chairman of the Board

Date: November 2, 2017	By:	/S/ Stephen J. Neyland
Stephen J. Neyland Vice President—Finance