Form 10-Q
period 2018-03-31
Spectra Energy Partners, LP
filed 2018-05-10
CIK 1394074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
At March 31, 2018, there were 484,885,418 common units outstanding.

SPECTRA ENERGY PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2018

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
SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per-unit amounts)

	Three Months Ended March 31,
	2018	2017
Operating revenues
Transportation of natural gas	$614	$538
Transportation of crude oil	98	101
Storage of natural gas and other	67	61
Total operating revenues	779	700
Operating expenses
Operating, maintenance and other	188	227
Depreciation and amortization	89	85
Property and other taxes	60	56
Total operating expenses	337	368
Operating income	442	332
Other income and expenses
Earnings from equity investments	58	38
Other income and expenses, net	8	45
Total other income and expenses	66	83
Interest expense	85	56
Earnings before income taxes	423	359
Income tax expense	5	5
Net income	418	354
Net income attributable to noncontrolling interests	11	37
Net income attributable to controlling interests	$407	$317

Net income attributable to controlling interests	$407	$317
Net income attributable to general partner	—	89
Net income attributable to limited partners	$407	$228
Weighted average limited partner units outstanding—basic and diluted	445	309
Net income per limited partner unit—basic and diluted	$0.91	$0.74
Distributions paid per limited partner unit	$0.73875	$0.68875
The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$418	$354
Other comprehensive income:
Foreign currency translation adjustments	(7)	1
General partner units restructuring	(3)	—
Change in unrealized gain on cash flow hedges	26	—
Other comprehensive income	16	1
Comprehensive income	434	355
Comprehensive income attributable to noncontrolling interests	11	37
Comprehensive income attributable to controlling interests	$423	$318
The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$105	$107
Receivables (net of allowance for doubtful accounts of $11 million and $10 million at March 31, 2018 and December 31, 2017, respectively)	336	372
Inventory	67	40
Fuel Tracker	73	19
Other assets, net	28	23
Total current assets	609	561
Investments in and loans to unconsolidated affiliates	3,384	3,302
Goodwill	2,955	2,957
Property, plant and equipment, net	14,918	14,899
Regulatory and other assets	336	337
Total assets	$22,202	$22,056

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$221	$259
Taxes payable	79	84
Interest payable	44	68
Current portion of long-term debt	500	500
Natural gas imbalance payables	59	80
Other	126	114
Total current liabilities	1,029	1,105
Long-term debt	8,147	7,963
Deferred income taxes	47	46
Regulatory and other liabilities	1,013	1,041
Total liabilities	10,236	10,155
Commitments and contingencies
Partners’ Capital
Common units (484.9 and 312.4 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	11,622	11,183
General partner units (no units and 6.4 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	386
Accumulated other comprehensive loss	(17)	(33)
Total partners’ capital	11,605	11,536
Noncontrolling interests	361	365
Total equity	11,966	11,901
Total liabilities and equity	$22,202	$22,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$418	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	85
Deferred income tax expense	1	1
Earnings from equity investments	(58)	(38)
Distributions from equity investments	41	27
Regulatory liability - deferred income taxes	(25)	—
Change in operating assets and liabilities	(68)	(65)
Net cash provided by operating activities	398	364
INVESTING ACTIVITIES
Capital expenditures	(186)	(738)
Investments in and loans to unconsolidated affiliates	(48)	(70)
Distributions from equity investments	19	11
Purchases of available-for-sale securities	—	(1)
Net cash used in investing activities	(215)	(798)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	794	—
Payments for the redemption of long-term debt	—	(10)
Net change in credit facility draws and commercial paper borrowings	(598)	477
Distributions to noncontrolling interests	(15)	(12)
Contributions from noncontrolling interests	—	290
Proceeds from the issuances of units	—	39
Distributions to partners	(358)	(294)
Other	(11)	—
Net cash provided (used in) by financing activities	(188)	490
Net increase (decrease) in cash, cash equivalents and restricted cash	(5)	56
Cash, cash equivalents and restricted cash at beginning of period	114	233
Cash, cash equivalents and restricted cash at end of period	$109	$289
The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRA ENERGY PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Partners’ Capital			Noncontrolling Interests	Total
	Common	General Partner	Accumulated Other Comprehensive Income (Loss)
December 31, 2017	$11,183	$386	$(33)	$365	$11,901
Net income	407	—	—	11	418
General partner units restructuring	389	(386)	(3)	—	—
Other comprehensive income	—	—	19	—	19
Attributed deferred tax benefit	5	—	—	—	5
Incentive distribution rights restructuring legal fees	(4)	—	—	—	(4)
Distributions to partners	(358)	—	—	—	(358)
Distributions to noncontrolling interests	—	—	—	(15)	(15)
March 31, 2018	$11,622	$—	$(17)	$361	$11,966
December 31, 2016	$11,650	$452	$(45)	$1,347	$13,404
Net income	228	89	—	37	354
Other comprehensive income	—	—	1	—	1
Attributed deferred tax benefit	—	20	—	11	31
Issuances of units	38	1	—	—	39
Distributions to partners	(213)	(81)	—	—	(294)
Contributions from noncontrolling interests	—	—	—	290	290
Distributions to noncontrolling interests	—	—	—	(12)	(12)
March 31, 2017	$11,703	$481	$(44)	$1,673	$13,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Nature of Operations. Spectra Energy Partners, through its subsidiaries and equity investments, is engaged in the transmission, storage and gathering of natural gas and the transportation and storage of crude oil through interstate pipeline systems. We are a Delaware master limited partnership (MLP). As of March 31, 2018, Enbridge Inc. (Enbridge) and its subsidiaries collectively owned 83% of us and the remaining 17% was publicly owned. Enbridge owns and controls our general partner, Spectra Energy Partners (DE) GP, LP (SEP GP), which owns a non-economic general partner interest in us. See Note 13 for additional information on our general partner interest.
We manage our business in two reportable segments: U.S. Transmission and Liquids. The U.S. Transmission segment provides interstate transmission, storage and gathering of natural gas. The Liquids segment provides transportation of crude oil.
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim consolidated financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements and should therefore be read in conjunction with our annual consolidated financial statements and notes presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported. These Condensed Consolidated Financial Statements follow the same significant accounting policies as those included in our annual consolidated financial statements for the year ended December 31, 2017, except for the adoption of new standards. See Note 2 for additional information on the adoption of new standards.
2. New Accounting Pronouncements
Adoption of New Standards

Clarifying Guidance on Derecognition and Partial Sales of Nonfinancial Assets
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2017-05 on a modified retrospective basis. The new standard clarifies the scope provisions of nonfinancial assets and how to allocate consideration to each distinct asset, and amends the guidance for derecognition of a distinct nonfinancial asset in partial sale transactions. The adoption of this accounting update did not have a material impact on our Condensed Consolidated Financial Statements.

Clarifying the Presentation of Restricted Cash in the Statement of Cash Flows
Effective January 1, 2018, we adopted ASU 2016-18 on a retrospective basis. The new standard clarifies guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents within the Condensed Consolidated Statements of Cash Flows. The amendments require that changes in restricted cash and restricted cash equivalents be included within Cash and cash equivalents when reconciling the opening and closing period amounts shown on the Condensed Consolidated Statements of Cash Flows. For current and comparative periods, we amended the presentation in the Condensed Consolidated Statements of Cash Flows to include restricted cash and restricted cash equivalents with Cash and cash equivalents. The following table shows the changes in beginning and ending Cash, cash equivalents and restricted cash as a result of adopting ASU 2016-18:

Balance Sheet Account	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$105	$107	$282	$216
Restricted cash in Other assets, net	1	3	4	3
Restricted cash in Regulatory and other assets	3	4	3	14
Total cash, cash equivalents and restricted cash	$109	$114	$289	$233

Simplifying Cash Flow Classification
Effective January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. The new standard reduces diversity in practice of how certain cash receipts and cash payments are classified in the Condensed Consolidated Statement of Cash Flows. The new guidance addresses eight specific presentation issues. We assessed each of the eight specific presentation issues and determined that the adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Liabilities
Effective January 1, 2018, we adopted ASU 2016-01 on a prospective basis. The new standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial assets and liabilities. Investments in equity securities, excluding equity method and consolidated investments, are no longer classified as trading or available-for-sale securities. All investments in equity securities with readily determinable fair values are classified as investments at fair value through net income. Investments in equity securities without readily determinable fair values are measured using the fair value measurement alternative and are recorded as cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investments in equity securities measured using the fair value measurement alternative are reviewed for indicators of impairment each reporting period. Fair value of financial instruments for disclosure purposes is measured using exit price. The adoption of this accounting update did not have a material impact on our Condensed Consolidated Financial Statements.

Revenue from Contracts with Customers
Effective January 1, 2018, we adopted ASU 2014-09 on a modified retrospective basis to contracts that were not yet completed at the date of initial application. The new standard was issued with the intent of significantly enhancing consistency and comparability of revenue recognition practices across entities and industries. The new standard establishes a single, principles-based, five-step model to be applied to all contracts with customers and introduces new and enhanced disclosure requirements. It also requires the use of more estimates and judgments than the present standards in addition to additional disclosures. The adoption of this new standard did not have a material impact on our Condensed Consolidated Financial Statements. See Note 4 for additional information.

Future Accounting Policy Changes

Improvements to Accounting for Hedging Activities
ASU 2017-12 was issued in August 2017 with the objective of better aligning a company’s risk management activities and the resulting hedge accounting reflected in the financial statements. The amendments allow cash flow hedging of contractually specified components in financial and non-financial items. Under the new guidance, hedge ineffectiveness is no longer required to be measured and hedging instruments’ fair value changes will be recorded in the same income statement line as the hedged item. The ASU also allows the initial quantitative hedge effectiveness assessment to be performed at any time before the end of the quarter in which the hedge is designated. After initial quantitative testing is performed, an ongoing qualitative effectiveness assessment is permitted. The accounting update is effective January 1, 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. We are currently assessing the impact of the new standard on the Condensed Consolidated Financial Statements.

Accounting for Credit Losses
ASU 2016-13 was issued in June 2016 with the intent of providing financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Current treatment uses the incurred loss methodology for recognizing credit losses that delays the recognition until it is probable a loss has been incurred. The accounting update adds a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses, which the Financial Accounting Standards Board believes will result in more timely recognition of such losses. The accounting update is effective January 1, 2020. We are currently assessing the impact of the new standard on our Condensed Consolidated Financial Statements.

Recognition of Leases
ASU 2016-02 was issued in February 2016 with the intent to increase transparency and comparability among organizations. It requires lessees of operating lease arrangements to recognize lease assets and lease liabilities on the statement of financial position and disclose additional key information about lease agreements. The accounting update also replaces the current definition of a lease and requires that an arrangement be recognized as a lease when a customer has the right to obtain substantially all of the economic benefits from the use of an asset, as well as the right to direct the use of the asset. We are currently gathering a complete inventory of our lease contracts in order to assess the impact of the new standard on our Condensed Consolidated Financial Statements. We will adopt the new standard on January 1, 2019 and we are currently evaluating options with respect to the transition practical expedients offered in connection with this update.

Additionally, ASU 2018-01 was issued in January 2018 to address stakeholder concerns about the costs and complexity of complying with the transition provisions of the new lease requirements as they relate to land easements. The amendments provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under existing guidance. We intend to elect to use this practical expedient in connection with the adoption of the new lease requirements.

3. Segment Information
We manage our business in two reportable segments: U.S. Transmission and Liquids. The remainder of our business operations is presented as “Other,” and consists of certain corporate costs.

Condensed Consolidated Statements of Income	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings Before Income Taxes
	(in millions)
Three Months Ended March 31, 2018
U.S. Transmission	$671	$81	$522
Liquids	108	8	75
Total reportable segments	779	89	597
Other	—	—	(1)
Depreciation and amortization	—	—	89
Interest expense	—	—	85
Interest income and other	—	—	1
Total consolidated	$779	$89	$423

Three Months Ended March 31, 2017
U.S. Transmission	$596	$77	$479
Liquids	104	8	66
Total reportable segments	700	85	545
Other	—	—	(46)
Depreciation and amortization	—	—	85
Interest expense	—	—	56
Interest income and other	—	—	1
Total consolidated	$700	$85	$359
4. Revenue from Contracts with Customers
Major Products and Services

	U.S. Transmission	Liquids	Consolidated
	(in millions)
Three Months ended March 31, 2018
Transportation of natural gas	$614	$—	$614
Transportation of crude oil	—	98	98
Storage of natural gas and other	55	10	65
Total revenue from contracts with customers	669	108	777
Commodity sales	—	—	—
Other revenue	2	—	2
Intersegment revenue	—	—	—
Total revenue	$671	$108	$779
We disaggregate revenue into categories which represent our principal performance obligations within each business segment because these revenue categories represent the most significant revenue streams in each segment and consequently are considered to be the most relevant revenue information for management to consider in evaluating performance.

Contract Balances

	Accounts Receivable	Contract Assets	Contract Liabilities
	(in millions)
Balance at adoption date	$272	$—	$65
Balance at reporting date	269	—	65
Contract liabilities primarily relate to deferred revenue. There were no material changes in contract liabilities during the three months ended March 31, 2018.
Recognition and Measurement of Revenue

	U.S. Transmission	Liquids	Consolidated
	(in millions)
Revenue from products and services transferred over time - crude oil and natural gas transportation and storage	$669	$108	$777
Revenue to be Recognized from Unfulfilled Performance Obligations
Total revenue from performance obligations expected to be fulfilled in future periods is $22.2 billion, of which $1.9 billion and $2.4 billion is expected to be recognized during the remaining nine months ending December 31, 2018 and year ending December 31, 2019, respectively. Revenues from contracts with customers which have an original expected duration of one year or less are excluded from these amounts.
5. Net Income Per Limited Partner Unit and Cash Distributions
We determined basic and diluted net income per limited partner unit as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions, except per unit amounts)
Net income attributable to controlling interests	$407	$317
Less: Net income attributable to:
General partner’s interest in general partner units—2% (a)	—	6
General partner’s interest in incentive distribution rights (a)	—	83
Limited partners’ interest in net income attributable to common units	$407	$228
Weighted average limited partner units outstanding—basic and diluted	445	309
Net income per limited partner unit—basic and diluted	$0.91	$0.74
______________
(a)    General partner units and incentive distribution rights (IDRs) were converted to common units of Spectra Energy Partners as a result of the Equity Restructuring Agreement dated January 21, 2018. See Note 13 for additional information.
Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date.

Available Cash. Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less the amount of cash reserves established by the general partner to:

•	provide for the proper conduct of business,

•	comply with applicable law, any debt instrument or other agreement, or

•	provide funds for distributions for any one or more of the next four quarters,

•	plus, if the general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter;

•
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

6. Variable Interest Entities
Sabal Trail. We own a 50% interest in Sabal Trail Transmission, LLC (Sabal Trail), a joint venture that operates a pipeline originating in Alabama that transports natural gas to Florida (the Sabal Trail pipeline). Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities.
In July 2017, the Sabal Trail pipeline was placed into service. In accordance with the Sabal Trail LLC Agreement, upon the commencement of commercial service of the Sabal Trail pipeline, the power to direct Sabal Trail’s activities became shared with its members. Consequently, we are no longer the primary beneficiary and as a result deconsolidated the assets, liabilities and noncontrolling interest related to Sabal Trail at the in-service date. At deconsolidation, our interest in Sabal Trail was recorded at its fair value of $1.9 billion.
Subsequent to deconsolidation, we determined that we continue to have the ability to exercise significant influence over Sabal Trail and accounted for it under the equity method. Our maximum exposure to loss is $2.0 billion. We have an investment in Sabal Trail of $1.9 billion as of March 31, 2018 and December 31, 2017, classified as Investments in and loans to unconsolidated affiliates on our Condensed Consolidated Balance Sheets.
Nexus. We own a 50% interest in Nexus Gas Transmission, LLC (Nexus), a joint venture that is constructing a greenfield natural gas pipeline from Ohio to Michigan and leasing capacity on third party pipelines in order to provide transportation of Appalachian Basin natural gas to markets in Ohio, Michigan, and the Dawn Hub in Ontario, Canada through the Vector Pipeline. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. We account for Nexus under the equity method. Our maximum exposure to loss is $1.3 billion. We have an investment in Nexus of $704 million and $640 million as of March 31, 2018 and December 31, 2017, respectively, classified as Investments in and loans to unconsolidated affiliates on our Condensed Consolidated Balance Sheets.
In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of Nexus. See Note 12 for further discussion of the guarantee arrangement.
PennEast Pipeline. In June 2017, we purchased an additional 10% interest in PennEast Pipeline (PennEast) from PSEG Power Gas Holdings, LLC, increasing our ownership interest in PennEast to 20%. PennEast is a joint venture that is proposing to construct a natural gas pipeline originating in northeastern Pennsylvania, and ending near Pennington, Mercer County, New Jersey. PennEast is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of PennEast that most significantly impact its economic performance is shared. We account for PennEast under the equity method. Our maximum exposure to loss is $276 million. We have an investment in PennEast of $60 million and $55 million as of March 31, 2018 and December 31, 2017, respectively, classified as Investments in and loans to unconsolidated affiliates on our Condensed Consolidated Balance Sheets.
The maximum exposure to loss for these entities is limited to our current equity investment and the remaining expected contributions for each joint venture.

7. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, corporate debt securities, and other money market securities in the United States, as well as equity securities in Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding future capital expenditures and National Energy Board (NEB) regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of AFS securities are presented within Net cash used in investing activities within the Condensed Consolidated Statements of Cash Flows.
AFS Securities. We had $3 million of AFS securities classified as Regulatory and other assets on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, these investments include $3 million of restricted funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB's regulatory requirements, as well as less than $1 million of restricted funds related to certain construction projects as of December 31, 2017.
At March 31, 2018, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in AFS securities at March 31, 2018 or December 31, 2017.
HTM Securities. All of our HTM securities are restricted funds. We had $1 million and $3 million of money market securities classified as Other assets, net on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. These securities are restricted pursuant to certain Express-Platte pipeline system (Express-Platte) debt agreements.
At March 31, 2018, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2018 or December 31, 2017.
Other Restricted Funds. In addition to the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $3 million and $4 million classified as Regulatory and other assets on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively. These restricted funds are related to certain construction projects.
Effective January 1, 2018, we adopted ASU 2016-18 on a retrospective basis. As a result, changes in restricted cash and restricted cash equivalents, which include HTM securities and other restricted funds discussed above, have been included within Cash and cash equivalents when reconciling the opening and closing period amounts shown on our Condensed Consolidated Statements of Cash Flows. Changes in restricted funds that are not restricted cash or restricted cash equivalents are presented within Net cash used in investing activities on our Condensed Consolidated Statements of Cash Flows. See Note 2 for additional information.
8. Debt
Credit Facility

	Maturity Date (a)	Total Facility	Draws (b)	Available
		(in millions)
Spectra Energy Partners, LP	2022	$2,500	$1,656	$844
______________
(a) Includes $336 million of commitments that expire in 2021.
(b)    Includes facility draws and commercial paper issuances that are back-stopped by the credit facility.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facility. As of March 31, 2018, there were no letters of credit issued or revolving borrowings outstanding under the credit facility.
Our commercial paper program provides for the issuance of up to an aggregate principal amount $2.5 billion of commercial paper and is supported by the availability of long-term committed credit facilities and therefore have been classified as long-term debt as of March 31, 2018 and December 31, 2017, respectively.
Our credit facility agreement and term debt indentures include common events of default and covenant provisions, including a financial covenant, whereby accelerated repayment and/or termination of the agreement may result if we were to default on payment or violate certain covenants. As of March 31, 2018, we were in compliance with those covenants.
Debt Issuances. On January 9, 2018, Texas Eastern Transmission, LP (Texas Eastern), an indirect subsidiary of Spectra Energy Partners, issued $400 million in aggregate principal amount of 3.50% senior notes due in 2028 and $400 million in aggregate principal amount of 4.15% senior notes due in 2048. Texas Eastern used a portion of the net proceeds from the offering to fund expansion projects and capital expenditures on the Texas Eastern pipeline system. In addition, Texas Eastern used a portion of the net proceeds from the offering to make a distribution to us to repay funds we advanced to Texas Eastern in September 2017, which Texas Eastern used to repay a $400 million debt maturity. We used the proceeds received to repay commercial paper and credit facility borrowings, which were incurred primarily to fund Texas Eastern’s capital expenditures, as well as those of our other subsidiaries.
9. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2018
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$3	$—	$3	$—
Interest rate swaps	Other assets, net	15	—	15	—
Commodity swaps	Other assets, net	2	—	—	2
Canadian equity securities	Regulatory and other assets	3	3	—	—
Interest rate swaps	Regulatory and other assets	3	—	3	—
Total Assets		$26	$3	$21	$2

Interest rate swaps	Current liabilities — other	$7	$—	$7	$—
Interest rate swaps	Regulatory and other liabilities	1	—	1	—
Total Liabilities		$8	$—	$8	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2017
		Total	Level 1	Level 2	Level 3
		(in millions)
Canadian equity securities	Regulatory and other assets	$3	$3	$—	$—
Interest rate swaps	Other assets, net	4	—	4	—
Commodity swaps	Other assets, net	2	—	—	2
Total Assets		$9	$3	$4	$2

Interest rate swaps	Current liabilities — other	$3	$—	$3	$—
Interest rate swaps	Regulatory and other liabilities	5	—	5	—
Total Liabilities		$8	$—	$8	$—

Level 1
Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.
Level 2
Fair values of our financial instruments that are actively traded in the secondary market, including our long-term debt, are determined based on market-based prices. These Level 2 valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.
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

	March 31, 2018		December 31, 2017
Condensed Consolidated Balance Sheets	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	6,650	6,735	5,850	6,211
______________
(a)Included within Investments in and loans to unconsolidated affiliates.
(b)Excludes variable rate debt, unamortized items and fair value hedge carrying value adjustments.
The fair value of our fixed-rate long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, note receivable-noncurrent, accounts payable, short-term money market securities, commercial paper, credit facility borrowings and long-term variable-rate debt are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
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

Total Interest Rate Derivative Instruments
We have elected to present the fair value of interest rate swaps that had netting or rights of offset agreements on a gross basis on the Condensed Consolidated Balance Sheets. The following table shows the impact of interest rate swaps assets and liabilities had we elected to present these contracts on a net basis:

	March 31, 2018			December 31, 2017
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Available for Offset	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Available for Offset	Net Amount
Description	(in millions)
Assets	$18	$(1)	$17	$4	$(1)	$3
Liabilities	(8)	1	(7)	(8)	1	(7)

Fair Value Hedges
At March 31, 2018, we had “pay floating - receive fixed” interest rate swaps outstanding with a total notional amount of $900 million to hedge against changes in the fair value of our fixed-rate financial instruments that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term debt securities from fixed-rate to variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt. Our "pay floating - received fixed" interest rate derivative instruments are designated and qualify as fair value hedges. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2018, the amounts recognized were $7 million loss on the fair value hedges and offsetting $7 million gain on long-term debt.

Cash Flow Hedges
Our earnings and cash flows are also exposed to variability in longer term interest rates ahead of anticipated fixed rate debt issuances. Forward starting interest rate swaps are used to hedge against the effect of future interest rate movements. Since the third quarter of 2017, we have entered into pre-issuance interest rate swaps which were designated and qualified as cash flow hedges. For interest rate derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is recorded in Other comprehensive income and is reclassified into earnings when the hedge item impacts earnings. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. The information of these cash flow swaps are presented as follows:

				Fair Value at
Date of Maturity & Contract Type	Accounting Treatment	Average Interest Rate	Notional Amount	March 31, 2018	December 31, 2017
			(in millions)
Contracts maturing in 2018	Cash Flow Hedge	2.51%	$560	$15	$1
Contracts maturing in 2020	Cash Flow Hedge	2.70%	250	3	(3)
We estimate that $1 million of Accumulated Other Comprehensive Income (AOCI) will be reclassified into net income in the next 12 months related to these swaps.

The effects of derivative instruments on the Condensed Statements of Income and the Condensed Statements of Other Comprehensive Income are shown as follows:

	Three months ended March 31,
	2018	2017
	(in millions)
Amount of unrealized gain recognized in Other Comprehensive Income
Cash flow hedges - interest rate swaps	$26	$—
Amount of (gain)/loss reclassified from AOCI to earnings (effective portion)
Cash flow hedges - interest rate swaps (a)	—	—
Amount of (gain)/loss reclassified from AOCI to earnings (ineffective portion)
Cash flow hedges - interest rate swaps (a)	—	—
______________
(a) Reported within Interest expense in the Condensed Consolidated Statements of Income.

Non-qualifying Hedges
Our earnings and cash flows are exposed to changes in commodity prices as a result of our ownership interests in certain assets. In July 2017, we entered into a power swap to fix a portion of the variable price exposure for power costs from the Canadian portion of our Express-Platte pipeline system until 2020. As a result, we recognized an unrealized gain of $1 million included in Operating, maintenance and other on the Condensed Consolidated Statements of Income during the three months ended March 31, 2018 and hedge assets of $3 million included in Other assets, net and Regulatory and other assets on the Condensed Consolidated Balance Sheets at March 31, 2018.
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

Litigation
We are subject to various legal and regulatory actions and proceedings which arise in the normal course of business, including interventions in regulatory proceedings and challenges to regulatory approvals and permits by special interest groups. While the final outcome of such actions and proceedings cannot be predicted with certainty, management believes that the resolution of such actions and proceedings will not have a material impact on our condensed consolidated financial position or results of operations.
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

In December 2016, we issued performance guarantees to a third party and an affiliate on behalf of an equity method investee. These guarantees were issued to enable the equity method investee to enter into long-term transportation contracts with the third party. While the likelihood is remote, the maximum potential amount of future payments we could have been required to make as of March 31, 2018 was $93 million. These performance guarantees expire in 2032.
As of March 31, 2018, the amounts recorded for the guarantees described above are not material, either individually or in the aggregate.
13. Issuances of Common Units
On January 21, 2018, we entered into the Equity Restructuring Agreement with SEP GP, our general partner pursuant to which the IDRs and the 2% general partner interest in us held by that entity, were converted into 172,500,000 newly issued common units and a non-economic general partner interest in us.
14. Subsequent Events
On April 30, 2018, Sabal Trail issued $500 million in aggregate principal amount of 4.246% senior notes due in 2028, $600 million in aggregate principal amount of 4.682% due in 2038 and $400 million in aggregate principal amount of 4.832% due in 2048. Sabal Trail distributed net proceeds from the offering to its members as a partial reimbursement of construction and development costs incurred by the members. The net contribution made to us was approximately $750 million to be used to pay down short-term borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
EXECUTIVE OVERVIEW
For the three months ended March 31, 2018 and 2017, we reported net income attributable to controlling interests of $407 million and $317 million, respectively. Key highlights for the three months ended March 31, 2018 include increased earnings driven by natural gas pipeline expansions, increased natural gas transportation revenues, an adjustment to the established regulatory liability resulting from the 2017 U.S. tax reform legislation, and a decrease in merger-related severance costs.
On March 15, 2018, the Federal Energy Regulatory Commission (FERC) changed its long-standing policy on the treatment of income tax amounts included in the rates of pipelines and other entities subject to cost of service rate regulation within a MLP. In its order, the FERC revised a policy in place since 2005 to no longer permit entities organized as master limited partnerships to recover an income tax allowance in their cost of service rates. The announcement of the Revised Policy Statement was accompanied by: (i) a Notice of Proposed Rulemaking (NOPR) proposing interstate natural gas pipelines file a one-time report to quantify the impact of the federal income tax rate reduction and the impact of the revised Policy Statement on each pipeline; and (ii) a Notice of Inquiry seeking comment on how FERC should address changes related to accumulated deferred income taxes (ADIT) and bonus depreciation. These FERC announcements have negatively affected MLPs generally, including SEP. Both the direct consequences of the change in FERC policy, as well as the adverse market effect may negatively impact the longer-term availability of capital to SEP at attractive terms.
We filed comments to request clarification, reconsideration and rehearing of this policy change at the FERC. We also responded to the NOPR in April and expect to file comments in response to the Notice of Inquiry later this month. On April 27, 2018, the FERC issued a tolling order for the purpose of affording it additional time for consideration of matters raised on rehearing.
While many uncertainties remain in regard to the implementation of the recent FERC actions, if implemented as announced, we estimate the unmitigated impact to revenue to be approximately $110 to $125 million per year which is inclusive of an assumed disallowance for income taxes and exclusive of a potential payback of ADIT. Future direct impacts would only take effect upon the execution and settlement of a rate case. In the event of a rate case, all cost of service framework components would be taken into consideration, which is expected to offset a significant portion of any unmitigated effects related to the new FERC policy. Any potential impacts are dependent upon the success of mitigation efforts including the execution of a rate case and final FERC policy implementation. We continue to evaluate options to mitigate the negative impact of this policy change.
On December 22, 2017, the United States enacted the “Tax Cuts and Jobs Act” (TCJA). As disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 16, 2018, we made certain estimates for the measurement and accounting of certain effects of the TCJA for the year ended and as at December 31, 2017. As we continue to gather, prepare and analyze the necessary information in reasonable detail to complete the accounting for the impact of the TCJA, we continue to refine our estimates. During the first quarter of 2018 we refined our calculation of the regulatory liability associated with the TCJA. This resulted in a reduction of the $860 million overall regulatory liability by $25 million.
For the three months ended March 31, 2018 and 2017, Distributable Cash Flow was $453 million and $356 million, respectively. A cash distribution of $0.75125 per limited partner unit was declared on May 9, 2018 and is payable on May 30, 2018. We intend to increase our quarterly distribution by one and a quarter cents per unit each quarter through 2018. The declaration and payment of distributions, however is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints, our partnership agreement and other factors deemed relevant by our Board of Directors.
For the three months ended March 31, 2018, we had $234 million of capital and investment expenditures. We currently project $1.8 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $1.6 billion. These projections exclude contributions from noncontrolling interests.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows, the issuances of debt and equity securities as well as return of capital from joint venture asset-level financings. As of March 31, 2018, we had access to approximately $844 million borrowing capacity under our $2.5 billion revolving credit facility which is used principally as a back-stop for our commercial paper program.
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating revenues	$779	$700
Operating expenses	337	368
Operating income	442	332
Earnings from equity investments	58	38
Other income and expenses, net	8	45
Interest expense	85	56
Earnings before income taxes	423	359
Income tax expense	5	5
Net income	418	354
Net income—noncontrolling interests	11	37
Net income—controlling interests	$407	$317
Three Months Ended March 31, 2018 Compared to Same Period in 2017
Operating Revenues. The $79 million increase was driven mainly by:

•	expansion projects primarily on Texas Eastern and Algonquin Gas Transmission, LLC (Algonquin),

•	an adjustment to the 2017 regulatory liability established resulting from the U.S. tax reform legislation of the “Tax Cuts and Jobs Act”,

•	an increase in natural gas transportation revenues mainly from firm transportation and interruptible transportation on Texas Eastern, and

•	an increase in recoveries of electric power and other costs passed through to gas transmission customers.
Operating Expenses. The $31 million decrease was driven mainly by:

•	a decrease in merger-related severance and other corporate costs, and

•	a decrease in power costs and salaries and benefits, partially offset by

•	an increase in electric power and other costs passed through to gas transmission customers.
Earnings from equity investments. The $20 million increase was mainly attributable to Sabal Trail being placed into service and higher allowance for funds used during construction (AFUDC) related to Nexus.
Other Income and Expenses, Net. The $37 million decrease was mainly attributable to lower AFUDC due to the deconsolidation of Sabal Trail in 2017 as a result of being placed in service.
Interest Expense. The $29 million increase was mainly attributable to lower capitalized interest due to Sabal Trail being placed into service and higher average long term debt balances.

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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2018	2017
	(in millions)
U.S. Transmission	$522	$479
Liquids	75	66
Total reportable segment EBITDA	597	545
Other	(1)	(46)
Depreciation and amortization	89	85
Interest expense	85	56
Interest income and other	1	1
Earnings before income taxes	$423	$359
The amounts discussed below are after eliminating intercompany transactions.
U.S. Transmission

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in millions)
Operating revenues	$671	$596	$75
Operating expenses
Operating, maintenance and other	214	200	14
Other income/(expense)	65	83	(18)
EBITDA	$522	$479	$43
Three Months Ended March 31, 2018 Compared to Same Period in 2017
Operating Revenues. The $75 million increase was driven by:

•	a $33 million increase due to expansion projects, primarily on Texas Eastern and Algonquin,

•	a $25 million increase due to an adjustment to the 2017 regulatory liability established resulting from the U.S. tax reform legislation of the “Tax Cuts and Jobs Act”,

•	a $10 million increase in natural gas transportation revenues mainly from firm transportation and interruptible transportation on Texas Eastern, and

•	a $9 million increase in recoveries of electric power and other costs passed through to gas transmission customers.

Operating, Maintenance and Other. The $14 million increase was driven by:

•	a $12 million increase primarily due to allocated costs related to centralized functions previously reported in "Other",

•	a $9 million increase in electric power and other costs passed through to gas transmission customers, and

•	a $5 million increase in costs related to expansion; partially offset by

•	a $10 million decrease primarily related to merger-related severance costs.
Other Income and Expenses. The $18 million decrease was mainly attributable to lower AFUDC due to the deconsolidation of Sabal Trail in 2017 as a result of being placed in service.
Liquids

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in millions)
Operating revenues	$108	$104	$4
Operating expenses
Operating, maintenance and other	33	37	(4)
Other income/(expense)	—	(1)	1
EBITDA	$75	$66	$9
Express pipeline revenue receipts, MBbl/d (a)	259	271	(12)
Platte PADD II deliveries, MBbl/d (a)	146	146	—
______________
(a)    Thousand barrels per day.
Three Months Ended March 31, 2018 Compared to Same Period in 2017
Operating Revenues. The $4 million increase in operating revenues was mainly driven by an increase in inventory settlement revenue; partially offset by lower transportation revenue due to lower Express volumes.
Operating, Maintenance and Other. The $4 million decrease in operating expenses was mainly driven by a decrease in power costs and salaries and benefits.
Other

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
	(in millions)
Operating expenses
Operating, maintenance and other	$1	$46	$(45)
EBITDA	$(1)	$(46)	$45
Three Months Ended March 31, 2018 Compared to Same Period in 2017
Operating, Maintenance and Other. The $45 million decrease was driven by:

•	a $24 million decrease primarily related to 2017 merger-related severance costs, and

•	a $21 million decrease due to lower allocated costs previously recorded in "Other."
DISTRIBUTABLE CASH FLOW
We define Distributable Cash Flow as EBITDA plus

•	distributions from equity investments,

•	other non-cash items affecting net income, less

•	earnings from equity investments,

•	interest expense,

•	equity AFUDC,

•	net cash paid for income taxes,

•	distributions to noncontrolling interests, and

•	maintenance capital expenditures.
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
Reconciliation of Net Income to Non-GAAP “Distributable Cash Flow”

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$418	$354
Add:
Interest expense	85	56
Income tax expense	5	5
Depreciation and amortization	89	85
Foreign currency (gain) loss	(1)	—
Less:
Third party interest income	—	1
EBITDA	596	499
Add:
Earnings from equity investments	(58)	(38)
Distributions from equity investments	60	38
Non-cash impact of US tax reform	(25)	—
Other	1	1
Less:
Interest expense	85	56
Equity AFUDC	6	45
Net cash paid for income taxes	1	5
Distributions to noncontrolling interests	15	12
Maintenance capital expenditures	14	26
Distributable Cash Flow	$453	$356
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had negative working capital of $420 million. This balance includes current maturities of long-term debt of $500 million. We will rely upon cash flows from operations, including cash distributions received from our equity affiliates, and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. We have access to a revolving credit facility, with available capacity of $844 million at March 31, 2018. This facility is used principally as a back-stop for our commercial paper program, which is used to manage working capital requirements and for temporary funding of capital expenditures. Capital resources may continue to include commercial paper, short-term borrowings under our current credit facility and possibly securing additional sources of capital including debt and/or equity. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and Financing Cash Flows and Liquidity below for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash provided by (used in):
Operating activities	$398	$364
Investing activities	(215)	(798)
Financing activities	(188)	490
Net increase (decrease) in cash, cash equivalents and restricted cash	(5)	56
Cash, cash equivalents and restricted cash at beginning of the period	114	233
Cash, cash equivalents and restricted cash at end of the period	$109	$289
Operating Cash Flows
Net cash provided by operating activities increased $34 million to $398 million in the three months ended March 31, 2018 compared to the same period in 2017, driven mainly by higher earnings, higher distributions from equity investments; partially offset by changes in working capital.
Investing Cash Flows
Net cash used in investing activities decreased $583 million to $215 million in the three months ended March 31, 2018 compared to the same period in 2017. The change was mainly driven by a decrease of $552 million in capital expenditures primarily due to Sabal Trail being placed in-service in July 2017.
Capital and Investment Expenditures by Business Segment

	Three Months Ended March 31,
	2018	2017
	(in millions)
U.S. Transmission	$225	$802
Liquids	9	6
Total consolidated	$234	$808
Capital and investment expenditures for the three months ended March 31, 2018 consisted of $220 million for expansion projects and $14 million for maintenance and other projects.
We project 2018 capital and investment expenditures of approximately $1.8 billion, consisting of $1.6 billion of expansion capital expenditures and $0.2 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $188 million in the three months ended March 31, 2018 compared to $490 million provided by financing activities in the same period in 2017. The change was mainly driven by:

•	$598 million of repayments of credit facility in 2018 compared to $477 million of issuances of credit facility in 2017,

•	a $290 million decrease in contributions from noncontrolling interest,

•	a $64 million increase in distributions to partners and

•	a $39 million decrease in proceeds from the issuances of units, partially offset by

•	a $794 million increase in proceeds from issuance of long-term debt.

Available Credit Facility and Restrictive Debt Covenants. Our credit facility agreements and term debt indentures include common events of default and covenant provisions, including a financial covenant, whereby accelerated repayment and/or termination of the agreements may result if we were to default on payment or violate certain covenants. As of March 31, 2018, we were in compliance with the covenants. See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of the available credit facility and related financial and other covenants.
Cash Distributions. A cash distribution of $0.75125 per limited partner unit was declared on May 9, 2018, payable on May 30, 2018, representing the forty-second consecutive quarterly increase.
Other Financing Matters. We have an effective shelf registration statement on file with the US Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of limited partner common units and various debt securities. We have another effective registration statement on file with the SEC to register the issuance of $1 billion, in the aggregate, of limited partner units over time. This registration has $186 million available as of March 31, 2018.
OTHER ISSUES
New Accounting Pronouncements. See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K, for the year ended December 31, 2017. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of the management of SEP GP, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018, and, based upon this evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of the management of our General Partner, including the Principal Executive Officer and Principal Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Paul Morris v. Spectra Energy Partners (DE) GP, LP, Spectra Energy Corp, Defendants, and Spectra Energy Partners, LP, Nominal Defendant

A putative class action lawsuit asserting direct and derivative claims was filed in the Delaware Court of Chancery in March of 2016 by Paul Morris (Plaintiff), a unitholder of Spectra Energy Partners. The claims in the lawsuit relate to a transaction in October 2015 whereby 33% ownership interests in the Sand Hills and Southern Hills pipelines were sold by us to Spectra Energy Corp (SE Corp) and, subsequent to that transaction, SE Corp contributed those ownership interests to DCP Midstream, LLC, a joint venture in which SE Corp owns a 50% ownership interest. The lawsuit alleges that the consideration paid to us by SE Corp in exchange for those ownership interests was approximately $525 million less than the purported value of such ownership interests. The lawsuit asserted direct and derivative claims of breach of contract and breach of the implied duty of good faith and fair dealing against SEP GP and direct and derivative claims of tortious interference with the SEP Limited Partnership Agreement against SE Corp. SEP is also named as a “nominal” defendant in the lawsuit for the derivative claims.

On January 13, 2017, Plaintiff withdrew all of his direct claims in the lawsuit. On June 27, 2017, the Delaware Court of Chancery issued a Memorandum Opinion dismissing the derivative claims of tortious interference against SE Corp and the breach of the implied duty of good faith and fair dealing against SEP GP, leaving only the derivative claim for breach of the Limited Partnership Agreement against SEP GP pending. The relief sought in the complaint includes rescission of the transaction, damages, interest and attorneys’ fees.

Sierra Club v. Federal Energy Regulatory Commission, Respondent, and Sabal Trail Transmission, LLC et al., Intervenor-Respondents (D.C. Cir.)

Sierra Club and two other non-governmental organizations filed a Petition for Review of Sabal Trail’s FERC certificate on September 20, 2016 in the D.C. Circuit Court of Appeals. On August 22, 2017, the D.C. Circuit issued an opinion denying one of the petitions, and granting the other petition in part, vacating the certificates, and remanding the case to FERC to supplement the environmental impact statement for the project to estimate the quantity of green-house gases to be released into the environment by the gas-fired generation plants in Florida that will consume the gas transported by Sabal Trail. The court withheld issuance of the mandate requiring vacatur of the certificate until seven days after the disposition of any timely petition for rehearing. On October 6, 2017, Sabal Trail and FERC each filed timely petitions for rehearing. On January 31, 2018, the court denied FERC’s and Sabal Trail’s petitions for rehearing. On February 5, 2018, FERC issued its final supplemental environmental impact statement in compliance with the D.C. Circuit decision. In addition, on February 6, 2018, FERC filed a motion with the court requesting a 45-day stay of the mandate. On March 7, 2018, the Court granted FERC’s 45-day request for stay, and directed that issuance of the mandate be withheld through March 26, 2018. On March 14, 2018 FERC issued its Order on Remand Reinstating Certificate and Abandonment Authorizations which addressed the Court’s ruling in the August 22, 2017 decision, and on March 30, 2018 the Court issued its mandate.

Sierra Club and two other non-governmental organizations, as well as the two landowners, timely requested rehearing from FERC of the March 14, 2018 Order. These requests for rehearing are currently pending before the FERC.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

Exhibits
Exhibit Number

3.1
Third Amended and Restated Agreement of Limited Partnership of Spectra Energy Partners, LP, dated January 21, 2018 (filed as Exhibit 3.1 to Spectra Energy Partners, LP’s Form 8-K dated January 22, 2018, and incorporated by reference herein).

10.1
Equity Restructuring Agreement, dated January 21, 2018, by and between Spectra Energy Partners (DE) GP, LP and Spectra Energy Partners, LP (filed as Exhibit 10.1 to Spectra Energy Partners, LP’s Form 8-K dated January 22, 2018, and incorporated by reference herein).

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
The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the SEC, to furnish copies of any or all of such instruments to it.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRA ENERGY PARTNERS, LP

	By:	Spectra Energy Partners (DE) GP, LP, its general partner

	By:	Spectra Energy Partners GP, LLC, its general partner

Date: May 9, 2018	By:	/S/ William T. Yardley
William T. Yardley President and Chairman of the Board

Date: May 9, 2018	By:	/S/ Stephen J. Neyland
Stephen J. Neyland Vice President—Finance